Form 10-Q
period 2004-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2004-08-16
CIK 1173394

===============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               --------------

                                 FORM 10-Q

                              --------------

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

                                     Or

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                     Commission File Number: 000-50723

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
           (Exact name of registrant as specified in its charter)

                  DELAWARE                               04-3638229
(State or other jurisdiction                         (I.R.S. Employer
 of incorporation)                                    Identification No.)

            701 MOUNT LUCAS ROAD
           PRINCETON, NEW JERSEY                                    08540
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: 609-497-5500

                          ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

===============================================================================

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 2004 and December 31, 2003............3

          Statement of Operations for the three and six months ended June
          30, 2004 and 2003...................................................4

          Statement of Changes in Members' Equity for the six months ended
          June 30, 2004 and for the year ended December 31, 2003..............5

          Statement of Cash Flows for the six months ended June 30, 2004 and June 30, 2003...................................................6

          Notes to Unaudited Financial Statements.............................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........38

ITEM 4.  CONTROLS AND PROCEDURES.............................................40


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................41

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................41

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................41

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................41

ITEM 5.  OTHER INFORMATION...................................................41

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................43

SIGNATURES...................................................................44

INDEX TO EXHIBITS............................................................45

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                               BALANCE SHEET

                    JUNE 30, 2004 AND DECEMBER 31, 2003

                                   ASSETS
                                   ------


                                                            (UNAUDITED)             (AUDITED)
                                                           June 30, 2004        December 31, 2003
                                                         ---------------------  --------------------
Assets:

     Cash and cash equivalents                          $         20,776,146   $        48,423,637
     Other assets                                                          -                77,464
     Investments (cost $862,932,603 and
          $877,478,931 at 2004 and 2003, respectively)           965,576,626           970,912,828
                                                        --------------------    --------------------
        Total assets                                    $        986,352,772   $     1,019,413,929
                                                        ====================  ====================


                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

Liabilities:

     Due to bank                                        $         20,779,281   $        47,500,000
     Redemptions payable                                          31,676,122            34,529,625
     Accounts payable and accrued liabilities                        888,737               168,875
     Due to managing member                                        5,063,454             3,969,687
                                                        ---------------------  --------------------
        Total liabilities                                         58,407,594            86,168,187

Members' equity (units outstanding 8,096,517.35 and
  8,540,512.41 at 2004 and 2003, respectively)                   927,945,178           933,245,742
                                                        ---------------------  --------------------
                                                        ---------------------  --------------------

        Total liabilities and members' equity           $        986,352,772   $     1,019,413,929
                                                        =====================  ====================

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                            ----------------------------    --------------------------
                                                2004            2003            2004           2003
                                            --------------  ------------    ------------   -----------
Income from trading:
Equity in Earnings of Investees             $ (18,185,504)  $ 29,716,678    $ 12,641,661  $ 38,872,948
                                            --------------  ------------    ------------  ------------

Net trading profit/(loss)                     (18,185,504)    29,716,678      12,641,661    38,872,948

Interest income                                    89,879         52,819         376,233        78,070

Expenses:
Management fee                                  3,019,488      2,269,526       6,068,807     3,778,816
Interest expense                                  101,138         -              422,410        -
Professional fees                                 587,916        506,166       1,016,133       625,277
                                            -------------   ------------    ------------  ------------

Total expenses                                  3,708,542      2,775,692       7,507,350     4,404,093
                                            -------------   -------------   ------------ ------------

Net investment income/(loss)                   (3,618,663)    (2,722,873)     (7,131,117)   (4,326,023)
                                            -------------   ------------    ------------  ------------

Net income/(loss)                             (21,804,167)    26,993,805       5,510,544    34,546,925

Less:  Incentive allocation to the
managing member                                (1,090,124)     1,321,073         275,612     1,727,346
                                            -------------   ------------    ------------  ------------
Net income/(loss) available for pro-rata
allocation to members                       $ (20,714,043)    $ 25,672,732  $  5,234,932   $ 32,819,579
                                            =============  ==============  ============== ==============

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                  STATEMENT OF CHANGES IN MEMBERS' EQUITY

             FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)


                                                                                     TOTAL
                                   MANAGING       MEMBERS'       MEMBERS'          MEMBERS'
                                    MEMBER         SHARES         EQUITY            EQUITY
                                 -----------     ---------    -------------     -------------
Balance at December 31, 2002     $   469,759     3,738,439    $ 382,756,502    $  383,226,261
Subscriptions                              -     5,228,816      524,318,830       524,318,830
Redemptions                       (4,030,624)     (369,585)     (41,487,391)      (45,518,015)
Series collapse                            -       (57,158)               -                -
Allocations of net
income/(loss):
     Incentive allocation          3,560,865             -                -         3,560,865
     Pro-rata allocation                   -             -       67,657,801        67,657,801
                                 -----------     ---------    -------------     -------------
Balance at December 31, 2003               -     8,540,512      933,245,742       933,245,742

Subscriptions                              -       183,187       20,865,014        20,865,014
Redemptions                                -      (276,457)     (31,676,122)      (31,676,122)
Series collapse                            -      (350,725)               -                 -
Allocations of net
income/(loss):
     Incentive allocation            275,612             -                -           275,612
     Pro-rata allocation                   -             -        5,234,932         5,234,932
                                 -----------     ---------    -------------     -------------
Balance at June 30, 2004         $   275,612     8,096,517      927,669,566     $ 927,945,178
                                 ===========     =========    =============     =============


                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                  2004             2003
                                                               -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                              $ 5,510,544      $ 34,546,925

Adjustments to reconcile net income/(loss) to net cash from
   operating activities:
Undistributed earnings from Investees                           (9,210,126)      (38,872,948)

(Increase) decrease in operating assets:
Investments:

    Subscriptions                                               (7,845,756)     (388,038,743)
    Redemptions                                                 22,392,084                -
Other assets                                                        77,464            (1,149)
Increase (decrease) in operating liabilities:
Due to bank                                                    (26,720,719)               -
Redemptions payable                                             (2,853,503)               -
Accounts payable and accrued liabilities                           719,862            (4,600)
Due to managing member                                           1,093,767           133,227
                                                               -----------      ------------

Net cash from operating activities                             (16,836,383)     (392,237,288)
                                                               -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions                                                   20,865,014       392,954,668
Redemptions                                                    (31,676,122)         (469,759)
                                                               -----------      ------------

Net cash from financing activities                             (10,811,108)      392,484,909
                                                               -----------      ------------

    Net change in cash and cash equivalents                    (27,647,491)          247,621

Cash and cash equivalents at beginning of period                48,423,637           600,207
                                                               -----------      ------------

Cash and cash equivalents at end of period                     $20,776,146      $    847,828
                                                               ===========      ============

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in each of Goldman Sachs Global Equity Long/Short, LLC, Goldman Sachs Global Event Driven, LLC, Goldman Sachs Global Relative Value, LLC and Goldman Sachs Global Tactical Trading, LLC (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Princeton LLC ("GS Princeton"), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars.

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series' respective number of units outstanding.

Consolidation
-------------

During the year the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not present consolidated results in its financial statements as the Company does not invest in Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and since the consolidation of these balances would not enhance the usefulness or understandability of information to the member.

The following table summarizes the Company's ownership in the Investees at June 30, 2004 and December 31, 2003:

                                                                      6/30/2004

                                                 --------------------------------------------
                                                    Investee          Company      % owned by
                                                     Equity          investment    the Company
                                                 --------------- ---------------- -----------
Goldman Sachs Global Equity Long/Short, LLC        $522,337,150    $ 137,432,070      26.31%
Goldman Sachs Global Event Driven, LLC             $731,878,487      215,926,378      29.50%
Goldman Sachs Global Tactical Trading, LLC         $609,312,879      247,686,822      40.65%
Goldman Sachs Global Relative Value, LLC           $590,556,843      364,531,356      61.73%
                                                                   -------------
    Total                                                          $ 965,576,626
                                                                   =============

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

                                                                     12/31/2003

                                                 --------------------------------------------
                                                    Investee          Company      % owned by
                                                     Equity          investment    the Company
                                                 --------------- ---------------- -----------

Goldman Sachs Global Equity Long/Short, LLC        $425,735,121     $140,117,348      32.91%
Goldman Sachs Global Event Driven, LLC             $530,245,182      221,899,920      41.85%
Goldman Sachs Global Tactical Trading, LLC         $657,712,862      249,583,571      37.95%
Goldman Sachs Global Relative Value, LLC           $621,463,189      359,311,989      57.82%
                                                                   -------------
     Total                                                          $970,912,828
                                                                   =============

In addition, in December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. The Company is a registered investment company. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of an FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investees at fair value. Those entities so qualifying will not need to determine whether their investees should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Fund's net assets or net increase in net assets resulting from operations. The Scope Project has been approved for issuance by the FASB and the Company complies with the most recent guidance.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase and not held for resale to be cash equivalents. Cash equivalents consisting of time deposits are held at several major financial institutions to which the Company is exposed to credit risk. Cash equivalents are carried at cost plus accrued interest, which approximates market.

Foreign currency
----------------

Assets and liabilities denominated in currencies other than United States dollars are translated at the closing rates of exchange at the end of the period. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. Foreign currency transaction gains and losses are included in net trading profit/(loss).

Allocation of net income/(loss)
-------------------------------

The managing member receives an incentive allocation equal to five percent of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation. Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member's capital account bears to the total balance of all members' capital accounts.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

Subscriptions and redemptions
-----------------------------

Subscriptions to the Company can be made as of the first day of each calendar quarter or at the sole discretion of the managing member. Redemptions from the Company can be made semi-annually after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company's limited liability company agreement.

Income taxes
------------

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company's taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.

Indemnifications
----------------

The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

NOTE 2 - INVESTMENTS
--------------------

The Investees, to whom the Company is exposed to credit risk, seek capital appreciation over time by investing in the relative value, event driven, equity long/short and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in Earnings of Investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor funds investments are valued at fair value as determined by each Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS Princeton is the managing member for the four Investees. GS Princeton does not charge the Company any management fee or incentive allocation at the Investee level.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

The managing member generally has limited access, if at all, to information regarding the Advisors' portfolios and operations and relies on information and valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Valuations received from the Advisors may differ from the values recognized in the balance sheet.

The following table summarizes the Company's investments in Investees at June 30, 2004 and December 31, 2003:


                                               2004                              2003
                                   ------------------------------    -----------------------------
                                        % of                            % of
                                       Company                         Company
                                      members'                        members'
 Investee                 Liquidity    equity        Fair value        equity         Fair value
------------------------  ---------   ---------      ----------      -----------      ----------
Goldman Sachs Global
Equity Long/Short, LLC       (2)        14.81%     $ 137,432,070         15.01%    $ 140,117,348
Goldman Sachs Global
Event Driven, LLC            (1)        23.27%       215,926,378         23.78%      221,899,920
Goldman Sachs Global
Tactical Trading, LLC        (3)        26.69%       247,686,822         26.74%      249,583,571
Goldman Sachs Global
Relative Value, LLC          (1)        39.28%       364,531,356         38.50%      359,311,989
                                      --------      ------------     ----------    -------------
     Total                             104.05%     $ 965,576,626        104.03%    $ 970,912,828
                                      =======      =============     =========     =============

(1) Redemptions can be made semiannually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member.

(2) Redemptions can be made quarterly with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member.

(3) Redemptions can be made semiannually with 60 days' notice, or at the sole discretion of the managing member.



The following table summarizes the Company's Equity in Earnings of Investees for the three and six month periods ended June 30, 2004 and 2003:

                                   Three months ended June 30,        Six months ended June 30,
                                  -------------------------------    -----------------------------
Investee                              2004              2003             2004            2003
------------------------------  --------------     -------------     ------------    ------------
Goldman Sachs Global Equity
Long/Short, LLC                   ($2,702,335)        $6,451,023       1,851,623    $  6,006,434
Goldman Sachs Global Event
Driven, LLC                         2,421,851          9,838,012      10,441,587      13,578,760
Goldman Sachs Global
Tactical Trading, LLC             (16,211,320)         7,123,735      (6,042,504)     10,688,562
Goldman Sachs Global
Relative Value, LLC               (1,693,700)          6,303,908       6,390,955       8,599,192
                               --------------      -------------    ------------    ------------
        Total                    ($18,185,504)     $  29,716,678    $ 12,641,661    $ 38,872,948
                               ==============      =============    ============    ============

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

Goldman Sachs Global Equity Long/Short, LLC
--------------------------------------------

Goldman Sachs Global Equity Long/Short, LLC seeks risk-adjusted returns primarily through long and short investment opportunities in the global equity markets. Strategies employed by the Investees are based on each Advisor's assessment of fundamental value compared to market price, although they are implemented via a wide range of styles.

Goldman Sachs Global Event Driven, LLC
--------------------------------------

Goldman Sachs Global Event Driven, LLC seeks risk-adjusted absolute returns by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the estimated ratio of return to risk. Strategies that may be utilized in the event driven sector include merger arbitrage, high yield/distressed securities, and special situations. Other strategies may be employed as well.

Goldman Sachs Global Tactical Trading, LLC
------------------------------------------

Goldman Sachs Global Tactical Trading, LLC seeks long-term risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using quantitative or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Goldman Sachs Global Relative Value, LLC
----------------------------------------

Goldman Sachs Global Relative Value, LLC seeks risk-adjusted absolute returns by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms.
Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage, and fixed-income arbitrage. Other strategies may be employed as well.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

The Company's proportionate share of each individual investment owned by any individual Investee does not exceed 5% of the Company's equity. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at June 30, 2004 and 2003:


                                                          2004                        2003
                                                -------------------------   -------------------------
                                                 Management   Incentive      Management    Incentive
Investee                                            fee          fee             fee          fee
----------------------------------------------- ------------- -----------   -------------- ----------
Goldman Sachs Global Equity Long/Short, LLC        1.44%        19.83%          1.21%       19.86%
Goldman Sachs Global Event Driven, LLC             1.39%        19.90%          1.41%       19.66%
Goldman Sachs Global Tactical Trading, LLC         2.00%        20.00%          1.96%       19.75%
Goldman Sachs Global Relative Value, LLC           1.57%        20.72%          1.51%       20.54%


The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in Investees at June 30, 2004 and December 31, 2003:

                                                6/30/2004       12/31/2003
                                              ------------     ------------

Goldman Sachs Global Equity Long/Short, LLC   $120,714,595     $124,698,754
Goldman Sachs Global Event Driven, LLC         179,189,105      193,043,444
Goldman Sachs Global Tactical Trading, LLC     228,004,585      223,858,829
Goldman Sachs Global Relative Value, LLC       335,024,318      335,877,904
                                              ------------     ------------

     Total                                    $862,932,603     $877,478,931
                                              ============     ============

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS Princeton equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to GS Princeton equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in Earnings of Investees on the Statement of Operations. For the three months ended June 30, 2004 and 2003, the administrative fee charged at the Investee level by GS Princeton totaled $484,937 and $362,854, respectively. For the six months ended June 30, 2004 and 2003, the administrative fee charged at the Investee level by GS Princeton totaled $971,185 and $604,837, respectively.

GS Princeton and the Company have entered into an agreement with SEI Global Services, Inc. ("SEI") to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS Princeton is responsible for paying the fees of SEI. GS Princeton (in its capacity as the administrator of each Investee) and each Investee have entered into a similar agreement with SEI.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 4 - RISK MANAGEMENT
------------------------

In the ordinary course of business, GS Princeton in its capacity as managing member of the Company and the Investees attempts to manage a variety of risks, including market, credit and operational risk. GS Princeton in its capacity as managing member of the Company and the Investees attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS Princeton in its capacity as managing member of the Company and the Investees monitors its exposure to market risk through various analytical techniques.

The Company invests in the Investees, and may from time to time redeem its membership units of the Investees. The Investees, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract. GS Princeton in its capacity as managing member of the Investees has formal credit-review policies to monitor counterparty risk.

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement, and accounting systems. GS Princeton in its capacity as managing member of the Company and the Investees maintains controls and procedures for the purpose of mitigating operational risk.

There can be no assurance that GS Princeton in its capacity as managing member of the Company and the Investees will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

NOTE 5 - DERIVATIVE CONTRACTS
-----------------------------

In the normal course of business, the Advisors trade various financial instruments and may enter into various investment activities with off-balance sheet risk. These include, but are not limited to, futures, forwards, swaps and the writing of options. The Company's risk of loss in the Investees is limited to the value of its investment as reported by the Investee.

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS Princeton at June 30, 2004 and December 31, 2003.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 6 - RELATED PARTIES (CONTINUED)
------------------------------------

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges commissions at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at June 30, 2004 and December 31, 2003.

NOTE 7 - BORROWING FACILITY
---------------------------

The Company has a borrowing facility with a major financial institution. The facility is structured as a call spread option that has been issued by the Company to the financial institution. Under the terms of the facility, the Company receives cash and redeposits the amount with the financial institution in a collateral account. The Company has the right to draw funds from the collateral account to use for liquidity purposes. The amount of the facility was $20.4 million and $47.5 million at June 30, 2004 and December 31, 2003, respectively, and is included in Cash and cash equivalents on the Balance Sheet. The effective interest rate on funds drawn from the collateral account is LIBOR plus 0.625%. The Company also pays the equivalent of a commitment fee of 0.25%. The facility expired on July 15, 2004 and the Company currently intends to renew the facility on a month-to-month basis. At June 30, 2004 and December 31, 2003, the Company had not drawn any of the cash collateral balance. In February 2004, the size of the facility was reduced to $20.4 million. Included in Due to bank on the Balance Sheet is $20.8 million and $47.5 million at June 30, 2004 and December 31, 2003, respectively, which represents the borrowing plus accrued interest.

NOTE 8 - MEMBERS' EQUITY
------------------------

At June 30, 2004, the Company had two series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2004, Class A Series 2 through Class A Series 10 units were collapsed into Class A Series 1 units and effective January 1, 2003, Class A Series 2 through Class A Series 9 units were collapsed into Class A Series 1 units, as provided for in the Company's limited liability company agreement. Transactions in units for non-managing members for the six months ended June 30, 2004 and the year ended December 31, 2003 are as follows:


                                 2004                            2003
                       --------------------------     ------------------------
                        Units           Amount         Units          Amount
                       ----------      ----------      ------------ -----------
Series collapse
      Class A

         Series 1    4,493,143.70    $512,003,655   3,260,399.10  $338,995,791
         Series 2     (415,994.14)    (44,920,761)   (243,082.49)  (25,250,693)
         Series 3     (752,365.57)    (80,402,510)   (666,920.13)  (68,821,429)
         Series 4     (879,574.26)    (94,683,681)   (453,500.00)  (46,408,355)

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 8 - MEMBERS' EQUITY (CONTINUED)
------------------------------------


                                          2004                                   2003
                         ------------------------------------     ---------------------------------
         Series 5           (654,391.41)          (69,753,438)       (284,000.00)       (29,115,024)
         Series 6           (836,120.00)          (86,760,878)       (374,618.85)       (38,028,035)
         Series 7         (1,210,045.71)         (125,529,478)       (622,822.97)       (62,750,159)
         Series 8            (86,289.39)           (9,029,305)       (377,062.34)       (38,374,169)
         Series 9             (8,313.51)             (845,096)       (295,550.00)       (30,247,927)
         Series 10              (774.64)              (78,508)                 -
                         --------------          ------------     --------------      -------------
Total                       (350,724.93)         $          -     $   (57,157.68)     $           -
                         ==============          ============     ==============      =============
Subscriptions
      Class A
         Series 1            182,499.95          $ 20,796,273     $   361,728.64        $37,610,130
         Series 2                687.41                68,741         425,994.14         42,599,414
         Series 3                     -                     -         752,365.57         75,236,557
         Series 4                     -                     -         879,574.26         87,957,426
         Series 5                     -                     -         654,391.41         65,439,141
         Series 6                     -                     -         841,120.00         84,112,000
         Series 7                     -                     -       1,217,902.52        121,790,252
         Series 8                     -                     -          86,650.95          8,665,095
         Series 9                     -                     -           8,313.51            831,351
         Series 10                    -                     -             774.64             77,464
                         --------------          ------------     --------------      -------------
      Total                  183,187.36          $ 20,865,014     $ 5,228,815.64      $ 524,318,830
                         ==============          ============     ==============      =============
Redemptions
      Class A
         Series 1            276,457.49          $ 31,676,122         346,366.44      $  39,035,825
         Series 2                     -                     -          10,000.00          1,079,841
         Series 6                     -                     -           5,000.00            518,829
         Series 7                     -                     -           7,856.81            815,062
         Series 8                     -                     -             361.56             37,834
                         --------------          ------------     --------------      -------------
            Total            276,457.49          $ 31,676,122     $   369,584.81      $  41,487,391
                        ===============          ============     ==============      =============


                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                                NOTES TO FINANCIAL STATEMENTS
                                         (UNAUDITED)

                                         JUNE 30, 2004

NOTE 8 - MEMBERS' EQUITY (CONTINUED)

At June 30, 2004 and December 31, 2003, members' equity consists of the following:


                                           2004                                  2003
                          -----------------------------------    ---------------------------------
                              Units               Net                Units              Net
                           outstanding        asset value         outstanding       asset value
                         --------------    -----------------    --------------    ---------------
Non-managing members
      Class A
         Series 1          8,095,829.94          $927,601,152      3,696,643.78       $421,242,087
         Series 2                687.41                68,414        415,994.14         44,920,761
         Series 3                     -                     -        752,365.57         80,402,510
         Series 4                     -                     -        879,574.26         94,683,681
         Series 5                     -                     -        654,391.41         69,753,438
         Series 6                     -                     -        836,120.00         86,760,878
         Series 7                     -                     -      1,210,045.71        125,529,478
         Series 8                     -                     -         86,289.39          9,029,305
         Series 9                     -                     -          8,313.51            845,096
         Series 10                    -                     -            774.64             78,508
                         --------------          ------------      ------------       ------------
              Subtotal     8,096,517.35          $927,669,566      8,540,512.41       $933,245,742
                         ==============                            ============
   Managing member                                    275,612                                    -
                                                 ------------                         ------------
   Total members' equity                         $927,945,178                          $933,245,742
                                                 ============                         =============

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the six months ended June 30, 2004 are as follows:

                                          Class A      Class A
                                          Series 1     Series 2
                                         --------     --------
Per unit operating performance:
 Net asset value, beginning of period    $ 113.95     $100.00
Income from operations:
 Net trading profit/(loss)                   1.52        0.15
Net investment income/(loss)                (0.89)      (0.63)
                                         --------     -------
 Total income/(loss) from opeations          0.63       (0.48)
                                         --------     -------
Net asset value, end of period           $ 114.58     $ 99.52
                                         ========     =======

Ratios to average net assets
 (annualized):
 Expenses                                   1.57%       1.60%
 Incentive allocation                       0.03%       0.00%
                                         --------     -------
 Total expenses and incentive               1.60%       1.60%
  allocation                             ========     =======
  Net investment income/(loss)              (1.49%)     (1.51%)
                                         ========     =======
Total   return   (prior  to   incentive
 allocation)                                0.58%      (0.48%)
Incentive allocation                       (0.03%)     (0.00%)
                                         --------     -------
  Total return                              0.55%      (0.48%)
                                         ========     =======

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the six months ended June 30, 2003 are as follows:


                                       Class A      Class A     Class A      Class A      Class A      Class A
                                       Series 1     Series 2    Series 3     Series 4     Series 5     Series 6
                                       --------     --------    --------     --------     --------     --------
Per unit operating performance:
  Net asset  value,  beginning
    of period                          $ 103.97     $ 100.00    $  100.00    $  100.00    $  100.00    $  100.00
Income from operations:
   Net trading profit/(loss)               6.93         4.90         3.67         4.34         3.15         0.18
   Net investment income/(loss)           (1.07)       (0.82)       (0.66)       (0.58)       (0.40)       (0.15)
    Total income/(loss)                --------     --------    ---------    ---------    ---------    ----------
      operations                           5.86         4.08         3.01         3.76         2.75         0.03
                                       --------     --------    ---------    ---------    ---------    ----------

Net asset value, end of period         $ 109.83     $ 104.08       103.01       103.76       102.75       100.03
                                       ========     ========    =========    =========    =========    =========
Ratios to average net assets
 (annualized):
   Expenses                                1.35%        1.34%        1.34%        1.33%        1.30%        1.30%
   Incentive allocation                    0.29%        0.21%        0.16%        0.19%        0.14%        0.00%
                                       --------     --------    ---------    ---------    ---------    ---------
     Total  expenses and incentive
       allocation                          1.64%        1.55%        1.50%        1.52%        1.44%        1.30%
                                       ========     ========    =========    =========    =========    =========

       Net investment income/(loss)       (1.61%)     (1.52%)      (1.47%)      (1.49%)      (1.42%)      (1.28%)
                                       ========     ========    =========    =========    =========    =========
Total  return (prior to incentive
  allocation)                              5.93%        4.29%        3.16%        3.95%        2.89%        0.03%
 Incentive allocation                     (0.29%)      (0.21%)      (0.15%)      (0.19%)      (0.14%)      (0.00%)
                                       --------     --------    ---------    ---------    ---------    ---------
      Total return                         5.64%        4.08%        3.01%        3.76%        2.75%        0.03%
                                       ========     ========    =========    =========    =========    =========

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the three months ended June 30, 2004 are as follows:

                                          Class A      Class A
                                          Series 1     Series 2
                                         --------     --------
Per unit operating performance:
 Net asset value, beginning of period    $ 117.05     $101.68
Income from operations:
 Net trading profit/(loss)                  (2.16)      (1.87)
Net investment income/(loss)                (0.31)      (0.29)
                                         --------     -------
 Total income/(loss) from opeations         (2.47)      (2.16)
                                         --------     -------
Net asset value, end of period           $ 114.58     $ 99.52
                                         ========     =======

Ratios to average net assets
 (annualized):
 Expenses                                    1.55%       1.54%
 Incentive allocation                       (0.11%)     (0.09%)
                                         --------     -------
 Total expenses and incentive                1.44%       1.45%
  allocation                             ========     =======

 Net investment income/(loss)               (1.52%)     (1.50%)
                                         ========     =======
Total   return   (prior  to   incentive
 allocation)                                (2.22)%     (2.21%)
Incentive allocation                        (0.11%)     (0.09%)
                                         --------     -------
  Total return                              (2.11%)     (2.12%)
                                         ========     =======

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                               JUNE 30, 2004

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
------------------------------------------

Financial highlights for the Company for the three months ended June 30, 2003 are as follows:


                                       Class A      Class A     Class A      Class A      Class A      Class A
                                       Series 1     Series 2    Series 3     Series 4     Series 5     Series 6
                                       --------     --------    --------     --------     --------     --------
Per unit operating performance:
  Net asset  value,  beginning
    of period                          $ 105.85     $ 100.31    $   99.24    $  100.00    $  100.00    $  100.00
Income from operations:
   Net trading profit/(loss)               4.60         4.35         4.31         4.34         3.15         0.18
   Net investment income/(loss)           (0.62)       (0.58)       (0.54)       (0.58)       (0.40)       (0.15)
    Total income/(loss)                --------     --------    ---------    ---------    ---------    ---------
      operations                           3.98         3.77         3.77         3.76         2.75         0.03
                                       --------     --------    ---------    ---------    ---------    ---------

Net asset value, end of period         $ 109.83     $ 104.08       103.01       103.76       102.75       100.03
                                       ========     ========    =========    =========    =========    =========
Ratios to average net assets
 (annualized):
   Expenses                                1.33%        1.33%        1.33%        1.33%        1.30%        1.30%
   Incentive allocation                    0.19%        0.19%        0.16%        0.19%        0.14%        0.00%
                                       --------     --------    ---------    ---------    ---------    ---------
     Total  expenses and incentive
       allocation                          1.52%        1.52%        1.49%        1.52%        1.44%        1.30%
                                       ========     ========    =========    =========    =========    =========

     Net investment income/(loss)         (1.49%)     (1.49%)      (1.45%)      (1.49%)      (1.42%)      (1.28%)
                                       ========     ========    =========    =========    =========    =========
Total  return (prior to incentive
  allocation)                              3.95%        3.96%        3.95%        3.95%        2.89%        0.03%
Incentive allocation                      (0.19%)      (0.20%)      (0.15%)      (0.19%)      (0.14%)      (0.00%)
                                       --------     --------    ---------    ---------    ---------    ---------
      Total return                         3.76%        3.76%        3.80%        3.76%        2.75%        0.03%
                                       ========     ========    =========    =========    =========    =========

Total return is calculated for each series taken as a whole. The ratios to average net assets and the total return for each member may vary based on the timing of capital transactions. The ratio of expenses to average net assets is calculated by dividing total expenses by the month end average net assets for the period. The components of total return are calculated by dividing the change in the per unit value of each component for the period by the net asset value per unit at the beginning of the period. The ratios to average net assets calculated above do not include the Company's proportionate share of net investment income and expenses of the Investees.

NOTE 10 - SUBSEQUENT EVENT
--------------------------

On July 1, 2004, the Company made redemption payments of approximately $31.7 million in connection with the Company's receipt of irrevocable notices of redemption. Also on July 1, 2004, the Company redeemed a net amount of $27 million from the Investees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of Goldman Sachs Hedge Fund Partners, LLC (the "Fund") and the related notes thereto.

OVERVIEW

     The Fund is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. Goldman Sachs Princeton LLC, a Delaware limited liability company, serves as the Fund's managing member (the "Managing Member").

     As of June 30, 2004, the Fund had total assets of $986.4 million compared with total assets of $1,019.4 million as of December 31, 2003. Total liabilities of the Fund totaled $58.4 million as of June 30, 2004 compared with $86.2 million as of December 31, 2003. Member's equity of the Fund was $927.9 million as of June 30, 2004 compared with $933.2 million as of December 31, 2003.

     The Fund's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with lower volatility than, and minimal correlations, to the broad equity markets. To achieve this objective, the Fund allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Fund's assets are invested in the four Investment Funds: Goldman Sachs Global Tactical Trading, LLC ("GTT"), Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Event Driven, LLC ("GED").

     Performance of the Fund in any period will be dependent upon the performance in the relevant period by the four Investment Funds and the weighted average percentage of the Funds assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

     The Fund's results depend on the Managing Member, including in its capacity as managing member of each of the investment funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Fund due to the speculative nature of the Fund's investments and since the Fund's investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Fund's past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     The following presents a summary of the operations for the three and six months ended June 30, 2004 and for the three and months ended June 30, 2003, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE MONTHS ENDED JUNE 30, 2004

     The Fund's net trading profit/loss for the three and six months ended June 30, 2004 was ($18,185,504) and $12,641,661, respectively, compared to the three and six month period ended June 30, 2003 of $29,716,678 and $38,872,948, respectively.

OVERVIEW

     The Fund is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Fund cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of June 30, 2004, the Fund had the following exposures:


------------------------- ---------------------- ---------------------- ----------------------
      INVESTMENT FUND         PORTFOLIO WEIGHT    THREE MONTHS ENDED      SIX MONTHS ENDED
                                     (1)             JUNE 30, 2004          JUNE 30, 2004
                                                    NET RETURN (2)           NET RETURN (2)
------------------------- ---------------------- ---------------------- ----------------------
            GTT                    26.69%                 (6.14%)                (2.37%)
------------------------- ---------------------- ---------------------- ----------------------
            GELS                   14.81%                 (1.93%)                 1.39%
------------------------- ---------------------- ---------------------- ----------------------
            GRV                    39.28%                 (0.46%)                 1.79%
------------------------- ---------------------- ---------------------- ----------------------
            GED                    23.27%                  1.13%                  5.11%
------------------------- ---------------------- ---------------------- ----------------------

(1)  As a % of the Fund's net assets.

(2) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Fund's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three and six months ended June 30, 2004, the Fund's Class A Series 1 Units returned (2.11%) and 0.55%, respectively, net of fees and incentive allocation.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and six months ended June 30, 2004 is described in the following.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of June 30, 2004, GTT represented approximately 26.7% of the Fund's net assets which was generally consistent with the weighting of GTT as part of the Fund throughout the six months ended June 30, 2004. GTT returned (6.14%) and (2.37%), respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004
     The second quarter of 2004 proved to be a challenging period across commodities, currencies, equities, and fixed income markets. Fixed income and non-energy commodity markets, both of which had provided the bulk of the returns in the first quarter, reversed sharply in early April. Positions in these sectors contributed the largest losses for the quarter.

     Reports of a strong economic recovery and rising inflation led to expectations of accelerated interest rate hikes by the Federal Reserve and to a sell-off in fixed income markets. Long equity and short dollar positions, particularly against the Japanese Yen and Euro, were also hurt by the anticipation of a higher interest rate environment.

     Within commodity markets, long positions in the energy sector proved to be the most profitable for the quarter, as Advisors were able to capitalize on record high oil prices, driven by tightening supply and worry about the Middle East. Non-energy commodities, specifically agriculturals and metals, fell sharply due to the strengthening of the U.S. dollar and concerns regarding slowing demand from China.

SIX MONTHS ENDED JUNE 30, 2004
     During the first quarter of 2004, commodities continued their bullish trend, contributing the majority of the profits for the quarter. Although the non-energy commodity markets fell sharply in the second quarter, resulting in a give-back of some of the profits earned earlier in the year, commodities still proved to be the most profitable asset class in the first half of 2004. Agricultural markets, specifically the soy complex, were the largest driver of returns, and Advisors also held profitable positions in base and precious metals.

     Results in fixed income were mixed for the first half of 2004. In the first quarter, long bond positions in the U.S. and Europe remained profitable despite an announcement in late January by the Federal Reserve that it would no longer hold interest rates low "for a considerable period." However, expectations in the second quarter of imminent accelerated interest rate hikes by the Federal Reserve negatively impacted fixed income positions, which finished the quarter with net losses.

     The largest losses for the first six months of 2004 were incurred in currencies and global equity indices. Early in the year, currency trading experienced mixed performance as the U.S. dollar continued to trade within a narrow band. Meanwhile, the equity market rally of the second half of 2003 continued in January and February, helping long equity index positions. However, anticipation in the second quarter of a higher interest rate environment hurt short dollar and long equity positions, bringing GTT performance for the first half of the year into negative territory.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2004, GELS represented approximately 14.8% of the Fund's net assets which was generally consistent with the weighting of GELS as part of the Fund throughout the six months ended June 30, 2004. GELS returned (1.93%) and 1.39%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004
     Global equity markets experienced significant volatility throughout the second quarter of 2004. The first half of the quarter produced a sharp sell-off, leaving U.S. and emerging markets down. Stability returned in mid-May, reversing market lows by quarter-end and allowing Advisors with net long exposure to recoup some earlier losses. Within developed markets, Japan experienced the strongest rally; they also suffered the sharpest developed market pull-back in the months of April and May.

     Macro economic news drove the markets into positive territory in the latter half of the quarter as encouraging information from various sectors flowed. Continued positive employment and job reports coupled with encouraging indicators from the Federal Open Market Committee alluding to economic strength and trends towards disinflation helped to stabilize the markets. A series of strong earning reports, a pull-back in oil prices, the indication that interest rate adjustments would be made at a moderate rate going forward, and the surprise early transfer of sovereignty in Iraq, built confidence in the markets in June. By the end of June, over half of the Advisors posted positive returns for the quarter.

SIX MONTHS ENDED JUNE 30, 2004
     Investor sentiment shifted over the first half of the year from apprehension about the labor market to fears of rising inflation and interest rates. A solid economy and signs of inflation prompted the Federal Reserve to increase the federal funds rate from 1.00% to 1.25% at the very end of the second quarter. This was the first increase since May 2000 and was largely based on a series of unexpectedly strong monthly non-farm payroll data releases and evidence of inflationary pressures.

     Despite the continuation of strong corporate profit growth, equity investors became preoccupied with the prospect of rising interest rates as the first half of the year progressed. This, coupled with continued unrest in Iraq, tempered the stock markets, especially during the second quarter. US stocks, as measured by the S&P 500 Index, returned 1.72% during the second quarter. This was the second consecutive quarter of positive results for the Index, following a 1.69% gain in the first quarter. The NASDAQ Composite gained 2.69% in the second quarter, after falling 0.46% during the first three months of the year. International equities generated similar results, with the Morgan Stanley Capital International Europe/Australia/Far East Index posting two consecutive quarters of positive results at 4.34% and 0.22%, respectively. Those sectors, geographies, and styles that have led the equity market rally over the past year experienced a sharp correction in April. Semiconductor stocks, emerging markets, small cap stocks, and commodity-related stocks all declined and our Advisors with exposures to these sectors incurred losses. Markets continued to be volatile in May, a month which saw a sharp correction in Japan, a market which until this point had been left unscathed. June saw a degree of stabilization as most major equity markets rebounded; among developed markets, Japan experienced the strongest rally after the correction experienced the previous month.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of June 30, 2004, GRV represented approximately 39.3% of the Fund's net assets which was generally consistent with the weighting of GRV as part of the Fund throughout the six months ended June 30, 2004. GRV returned (0.46%) and 1.79%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004
     Convertible arbitrage Advisors experienced a challenging trading environment during the second quarter of 2004 due to numerous adverse market forces. The main theme expressed by Advisors was a lack of opportunity as a result of a very richly valued market, which continued to see large investor inflows despite lower expected returns. The credit space saw a widening in credit spreads, mostly as a reaction to the increase in interest rates during April and May. Equity implied volatility, historically an important contributor to convertible arbitrage returns, continued its year-long decline to such a point that many Advisors saw an attractive entry point for volatility-based trades. The market also reacted to sudden exogenous risks represented in events which reduced the valuation of certain convertible bonds and resulted in a market decline. Overall, Advisors were cautious in analyzing a very complicated trading environment ripe with macro risks.

     Fixed income arbitrage Advisors had an active second quarter, as the U.S. interest-rate environment experienced the first official hike in short-term Federal Reserve lending rates. This monetary tightening began as the Federal Reserve broadcast its intentions of tightening economic conditions in response to a heating economy. The U.S. interest-rate yield curve began to flatten early in the second quarter, as short-term bonds sold off more than long-term bonds. Fixed income arbitrage Advisors profited from short-term trading of mispriced securities in this highly volatile market, as well as from well-positioned curve-flattening trades. With much of the tightening already priced into the market by the time of the actual Federal Reserve action, the Federal Open Market Committee acted accordingly with a 25-basis-point increase in rates and expectations are that the next few meetings will provide similar "measured" hikes.

     Equity market neutral Advisors were able to deliver modest profits during an otherwise "nervous" equity market. Despite low equity volatility and high correlation among names, certain Advisors were able to put on the correct value and momentum bets in their portfolio and generate returns. In particular, Advisors who focused on the small-cap sector had strong performance.

SIX MONTHS ENDED JUNE 30, 2004
     Convertible bond arbitrage strategies saw a steady inflow of investor capital in the first half of 2004. The supply of new issues did not live up to investor demand, resulting in a lack of opportunity for Advisors. Throughout the year, the market saw stable and narrow credit spreads, declining equity volatility, and higher interest-rates, which reduced the returns in traditional convertible-bond trades and motivated Advisors to trade smartly and selectively. Some successful Advisors reduced exposure to credit-sensitive trades and put on volatility-sensitive trades, inspired by the attractive low level of equity volatility. Many Advisors also began employing more complex and higher-return trades, increasingly using convertible bonds to express views on special situations and capital-structure arbitrage.

     Fixed income arbitrage Advisors traded through two very different markets in the first half of 2004, with the turning point being the market's expectation of imminent higher interest rates. In the first quarter, the market was still unsure that an economic recovery was underway, and investors moved into interest-rate products, lowering the benchmark 10-year Treasury yield from 4.3% to 3.8%. When stronger payroll numbers were later released, along with a broadcasted message from the Federal Reserve that it would likely raise rates, the fixed-income market sold off dramatically and pushed the 10-year rate back to a peak of 4.85%. The market fluctuated and traded in a narrow band during the last two months, leading to the actual 25-basis-point Federal Reserve interest rate increase at the end of June, which provided Advisors with an opportunity to profit from short-term range-bound trading and volatility-sensitive trades. As the market adjusted to expectations of higher short-term interest rates, the yield-curve flattened, and Advisors who were able to put on trades that captured movements in the yield curve through any combination of securities were profitable.

     Equity market neutral Advisors saw a reversal in 2004 from the negative trends of 2003, as most Advisors posted modest positive results. The equity markets moved around during the first half of the year, but have given back almost all gains, posting a return of only 2%-3%. To the benefit of fundamentally-driven market-neutral Advisors, investors appeared to refocus on company fundamentals, ending the "flight-to-junk" behavior of the previous year. Advisors were able to generate profits depending on their models' relative weights among various factors such as value or momentum. This dynamic produced the best results in portfolios focused on the small-cap sector, which offered more attractive trades than large-caps.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2004, GED represented approximately 23.3% of the Fund's net assets which was generally consistent with the weighting of GED as part of the Fund throughout the six months ended June 30, 2004. GED returned 1.13% and 5.11%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004
     The second quarter of 2004 was a challenging time period and produced variable market results: the Morgan Stanley Capital International World Index rose 0.87%, while the S&P 500 Index ended the quarter up 1.72%. Anticipation of rising interest rates and concern over the situation in Iraq generated uneven results in the primary markets while investors waited for news. For most of the quarter, implied equity volatility was low, with the Chicago Board Options Exchange SPX Volatility Index ("VIX") trading in a range between 14 and 17, with the exception of the first two weeks in May when the index spiked to 20. The U.S. Treasury market was volatile and pulled back for the quarter as the benchmark 10-year note yield rose from 3.8% to 4.6%.

     The distressed and high yield markets witnessed a volatile quarter due to capital outflows and interest rate concerns; high yield credit spreads tightened by 34 basis points to 404 basis points versus Treasuries, and the Merrill Lynch U.S. High Yield Master II Index declined in two of the three months in the second quarter, ending the quarter down approximately 0.80%. Additionally, High Yield mutual fund flows were net negative for the quarter at about $4 billion. Despite the choppiness in the market, many Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Some benefited from investing in situations with a clear catalyst or "event" uncorrelated to the markets. The high yield calendar slowed in the second quarter, with new issuance totaling approximately $38 billion and year-to-date issuance at $82 billion.

     Global mergers and acquisition volume for the quarter totaled $371 billion, a 15% increase over last year's second quarter activity. However, momentum in the market fizzled as deal activity in the second quarter was slower than the previous quarter, with no extremely large deals announced.

SIX MONTHS ENDED JUNE 30, 2004
     The first half of 2004 was characterized by the anticipation of rising interest rates, concerns over the situation in Iraq, and low implied equity volatility.

     The first quarter of 2004 saw high yield credit spreads widen slightly while the second quarter of the year saw a tightening of credit spreads. Since the beginning of 2004, credit spreads have tightened from 418 basis points to 404 basis points over Treasuries, and the Merrill Lynch U.S. High Yield Master II Index has returned 1.36%. High yield mutual funds saw capital outflows of approximately $5.4 billion over the first half of the year. Many Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Unlike the indiscriminate high yield rally of 2003, during 2004, Advisors have increasingly been rewarded for strong credit selection. High yield new issuance for the first half of the year was very robust at approximately $82 billion, on its way to surpassing the record $140 billion of debt that was issued in 2003.

     On the mergers and acquisitions front, global volume of $909 billion was also on course to surpass last year's total volume of $1.3 trillion. The first quarter of the year witnessed three key large deals: the $67 billion hostile bid by Comcast to acquire Disney, the $65 billion hostile bid by Sanofi-Synthelab to acquire Aventis, and the $55 billion merger between JP Morgan Chase and Banc One. This created a greater opportunity for the Advisors than previously seen. Although there were no extremely large deals announced in the second quarter, the termination of the $1.6 billion deal between Titan and Lockheed Martin was noteworthy, as it hurt a number Advisors in their risk arbitrage portfolios. In a benign merger environment, the negative impact from the termination of one deal can be amplified for the risk arbitrage community, which seeks returns from a limited number of deals.

PERFORMANCE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

     For the three and six month periods ended June 30, 2003, the Fund's net trading profit was $29,716,678 and $38,872,948, respectively.

OVERVIEW

     The table below illustrates the portfolio weighting of each Investment Fund as of June 30, 2003, as well as each Investment Fund's net return for the three and six month period ended June 30, 2003.


    -------------------------- --------------------- --------------------- -------------------------
           INVESTMENT FUND            PORTFOLIO       THREE MONTHS ENDED       SIX MONTHS ENDED
                                      WEIGHT (1)         JUNE 30, 2003          JUNE 30, 2003
                                                          NET RETURN (2)          NET RETURN (2)
    -------------------------- --------------------- --------------------- -------------------------
                 GTT                    26.74%                4.24%                   8.09%
    -------------------------- --------------------- --------------------- -------------------------
                GELS                    15.01%                6.71%                   5.92%
    -------------------------- --------------------- --------------------- -------------------------
                 GRV                    38.50%                2.40%                   3.90%
    -------------------------- --------------------- --------------------- -------------------------
                 GED                    23.78%                6.36%                  10.30%
    -------------------------- --------------------- --------------------- -------------------------

(1)  As a % of the Fund's net assets.

(2) These returns are based on Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Fund's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three and six months ended June 30, 2003, the Fund's Class A Series 1 Units returned 3.76% and 5.64% net of fees and incentive allocation.

    THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and six month period ended June 30, 2003, is described in the following.

    GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of June 30, 2003, GTT represented approximately 26.7% of the Fund's net assets which was generally consistent with the weighting of GTT as part of the Fund throughout the six months ended June 30, 2003. GTT returned 4.24% and 8.09%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003
     Over the course of the second quarter, equity markets continued the rally that began in mid-March, shortly before the war in Iraq. The sustained rise in equities was attributed mostly to the relief about the successful outcome of the war, a rebound in consumer sentiment, and the hope for renewed corporate and consumer spending. Performance of the fixed income markets was more mixed for the period. Bond prices remained flat in April, but rose substantially in May, sparked by the fear of deflation in the U.S. The rally in the fixed income markets was then followed by a sharp reversal in June. The month of May saw strong returns in both the equity and bond markets. In currencies, the dollar continued its decline until mid-June. The strengthening of the dollar in the second half of June was attributed to the Federal Reserve's smaller-than-expected rate cut and worries about the European economy.

     GTT began the quarter with flat performance in April, followed by a successful month in May. GTT experienced a reversal in mid-June, leading to a mild loss for the month. For the quarter, the majority of the GTT's profits came in currencies and fixed income. Gains in foreign exchange were attributed largely to the continued weakening of the U.S. dollar, while profits in fixed income were made largely in U.S. and European bonds, as well as in Eurodollars. The gains in these areas were partially offset by the mid-June reversals, as Advisors gave back some of the profits they had earned earlier in the quarter. Commodities proved difficult throughout most of the quarter, with losses incurred in agriculture, metals, and energy.

SIX MONTHS ENDED JUNE 30, 2003
     Negative news regarding the economy, coupled with the uncertainty surrounding the conflict in the Middle East, caused the trends that had been observed since December--falling equities, dropping interest rates, a declining dollar, and rising energy and gold price--to continue in January, February, and early March. On March 13, however, a sharp reversal of these trends occurred, as bonds sold off sharply, oil prices dropped, and the U.S. dollar and equity markets rose. The large move was based on very little substantial news but was largely supported by optimism about a quick resolution of the war in Iraq. In April, equity markets continued the rally that began in mid-March.

     Early in the year, GTT profited in energy, currencies and fixed income. In energy, gains were made in crude oil and gasoline, but the majority of profits came in natural gas, which experienced its largest single daily move ever on February 24. Gains in foreign exchange were attributed largely to the weakening dollar, while profits in fixed income were made largely in Eurodollars, European bonds, and Japanese bonds. The gains in these areas, however, were partially offset by the sharp reversal of trends beginning on March 13, as GTT Advisors lost some of the profits they had accumulated throughout the quarter. Overall, in the first half of 2003, the majority of GTT's profits came from currencies, driven by the weakening U.S. dollar, and in long fixed income positions in the U.S. and in Europe.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2003, GELS represented approximately 15.0% of the Fund's net assets which was generally consistent with the weighting of GELS as part of the Fund throughout the six months ended June 30, 2003. GELS returned 6.71% and 5.92%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003
     Following the strong equity rally of April and May, the S&P 500 Index rose more modestly in June. The Index finished down in 9 trading days out of 21, with an average up day of 0.73% and an average down day of (0.83)%. The NASDAQ again outperformed the S&P 500 Index despite being down in 11 trading days out of 21, with an average up day of 1.16% and an average down day of (0.88)%.

     Positive news on two fronts drove equity markets sharply higher in April and May - the war in Iraq and first quarter earnings reports. A rise in consumer confidence against a backdrop of low interest rates, a weakened dollar, and reduced tax rates bolstered the equity markets and hopes for a second half economic recovery. The rally was broad-based across market capitalizations, sectors, styles, and geographies. Several high profile negative earnings pre-announcements in mid-June slowed the equity market's climb but did not halt it as the market demonstrated resiliency in shrugging off the reports.

     As geopolitical developments recede from the headlines, equity markets have begun to reward fundamental analysis. Companies posting solid operating and financial results for the first quarter have been rewarded with stock price appreciation, while companies with poor or weaker than expected results have seen their stock prices decline. Many of our Advisors have increased both their gross and net exposures in this more favorable environment for individual stock picking.

SIX MONTHS ENDED JUNE 30, 2003
     The first half of 2003 began with highly volatile global equity markets, due in large measure to the uncertainty surrounding the U.S.-led war in Iraq. A rally in January was followed by a reversal through the end of the month into mid February. In March, the markets continued to experience large intra-month moves; with the S&P 500 Index fluctuating significantly throughout the month as more news on the war in Iraq, its cost, and expected lengthy duration made investors take a cautious stance in the face of highly uncertain markets.

     Market moves were driven largely by the anticipation and occurrence of geopolitical events, rather than by economic or company specific fundamentals. As such, the quarter was a difficult one in which to generate positive returns for fundamental equity long/short Advisors. Our Advisors select their longs and shorts based on fundamental bottom-up research. In markets that are trading largely on macro events, such as the situation in Iraq, investors generally pay less attention to company and industry sector fundamentals. The majority of our Advisors are net long and have found attractive long ideas to date.

     The second half saw a reversal of these macro driven fears as positive news on two fronts drove equity markets sharply higher in April and May - the war in Iraq and first quarter earnings reports.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of June 30, 2003, GRV represented approximately 38.5% of the Fund's net assets which was generally consistent with the weighting of GRV as part of the Fund throughout the six months ended June 30, 2003. GRV returned 2.40% and 3.90%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003
     Advisors focusing on convertible arbitrage strategies saw a continuation of the first quarter's credit spread tightening, as the market rose to new highs on a trend that continued well into the second quarter and benefited Advisors skilled in researching credits. Once the geopolitical risks due to the war in Iraq were resolved, and corporate America restructured and strengthened on the back of the convertible market, the new issue calendar saw its second largest month ever. The new issues, although expensively priced and approached cautiously by experienced Advisors, brought much needed supply into an overly rich market. Despite gains in credit, the market suffered a continuous decline in both realized and implied volatilities that contracted valuations and created losses for volatility traders. Finally, the market suffered a direct hit due to sudden investor concern about the future of dividend payouts by corporations. As some large issuers of convertibles suddenly increased dividend payouts due to the favorable change in their taxation, convertible arbitrage advisors sold off due to a concern about the increased costs of shorting those dividend-paying stocks to hedge the underlying bond positions. Overall, the quarter was a positive one for convertible arbitrage Advisors.

     Advisors focusing on fixed income strategies dealt with significant volatility throughout the second quarter, as concerns over the health of the U.S. economy were a primary focus. Market participants faced successive tightening in the yield curves, a declining dollar, and expectations of further interest rate cuts, as well as increased Treasury auctions aimed at funding the growing budget deficit. The U.S. yield curve steepened on indications from that Federal Reserve that it would keep interest rates at historical lows as long as necessary and might even begin buying long-maturity Treasuries in order to induce a recovery. When the smaller-than-expected 25 basis point interest rate cut was finally announced by the Federal Reserve, in conjunction with an announcement which signaled that it was less worried about the economy than anticipated, the markets sold off heavily. In Europe, the European Central Bank entered an easing phase with a 50-basis-point cut in interest rates. Certain Advisors had a difficult time trading in the final volatile swings of the down-market, and many positioned themselves to focus on opportunities in a future environment of increasing rates.

     Advisors focusing on equity market neutral strategies slowly produced profits over the second quarter, as the markets began to refocus on company fundamentals after a poor trading environment in the first quarter. The initial post-war rally was largely based on emotion rather than fundamentals, a "flight-to-junk" characterized by irrational buying of stock. Some Advisors using technical (price-based) factors were able to trade through the non-directional market, but most struggled while the market sought a general direction. The equity market's eventual rally caused an increase in the sensitivity of portfolios to volatility, which, along with an increasing focus on fundamentals, slowly boosted Advisors' returns. The increasing markets also allowed for the necessary liquidity to profitably trade quantitative strategies.

SIX MONTHS ENDED JUNE 30, 2003
     Advisors focusing on convertible arbitrage strategies were profitable throughout the first half of 2003, as significant gains from a strengthening corporate bond environment more than offset losses due to a reduction in equity volatility. Following the relatively quick war in Iraq, equity volatility began a long decline, eroding some of the optionality in the value of the convertible bond market. The supply of new convertible issuers was supported by a rising equity market, and the overall valuation in the market represented healthy expected prospective returns. At the very end of the second quarter, however, the market as a whole declined due to sudden investor concern about the effect of tax cuts on the future corporate dividend payouts. Dividend taxation affects convertible bonds, since corporate issuers of convertibles may suddenly increase dividends and thereby raise the costs of shorting those stocks to hedge convertible bond arbitrage positions.

     Many Advisors focusing on fixed income strategies were able to identify dislocations in relative value pricing and found increased opportunity sets during the volatile markets of the first half of the year.

     Advisors pursuing equity market neutral strategies saw two different trading environments during the first half of 2003. The first quarter was characterized by nervous investors who created a "whip-saw" effect in the market as hope for economic recovery vied with fear surrounding the situation in Iraq. Money moved around irrespective of the quality of stocks, which created a challenging environment for Advisors employing fundamentals-based quantitative trading systems. The second-quarter equity market rally and renewed focus on corporate fundamentals, however, created a more favorable trading environment for Advisors.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2003, GED represented approximately 23.8% of the Fund's net assets which was generally consistent with the weighting of GED as part of the Fund throughout the six months ended June 30, 2003. GED returned 6.36% and 10.30%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003
     The second quarter of 2003 was a very strong period for the equity and debt markets. Volatility declined compared to the first quarter of the year and remained relatively low, with the VIX ending the quarter at 21.6%. The S&P 500 Index ended the quarter up 15.39%, with economic data continuing to be mixed. Corporate data was also mixed, with earnings announcements generally meeting or exceeding the somewhat dampened expectations. However, corporate revenue growth and capital expenditures budgets remained low. The quarter witnessed the passage of the tax stimulus package and the continued easing monetary policy in Washington. U.S. Treasuries were up for the quarter, pushing the benchmark 10-year note yields down from 3.80% to 3.51% at quarter end.

     The distressed and high yield markets had a strong quarter. Mutual fund capital inflows into high yield exceeded $9 billion, and credit spreads tightened by over 150 basis points to 601 basis points over Treasuries. The high yield rally was broad based, and many sectors benefited, including utilities, cable and media, financial services, and air transport. The Merrill Lynch U.S. High Yield Master II Index was up 10.02%. The high yield new issuance market was wide open, with nearly 170 deals, totaling an extremely large $46 billion, with a $5.5 billion backlog at the end of the quarter.

     Corporate special situations continued to dominate the news in both the U.S. and Europe. Debt refinancings, corporate restructurings, litigation situations, and the impact of government regulations (e.g., possible new asbestos legislation in the U.S.) provided investment opportunities in the event driven sector.

     On the mergers and acquisitions front, global volume at $541 billion was down 7.5% compared to the second quarter of 2002. European mergers and acquisitions volume, on the other hand, was up, as Europe witnessed more activity than the U.S. New deal activity was greater among the small- and mid-cap names than in large-cap companies. Hostile and topping activity was also on the rise during the quarter.

SIX MONTHS ENDED JUNE 30, 2003
     The first half of 2003 witnessed a significant rally in the credit markets. The year began with high volatility, as the market focused on the uncertainty surrounding the war in Iraq and the status of the economy. However, this volatility eventually ebbed and remained relatively low after the Iraq resolution in March. High yield and distressed, risk arbitrage, and special situations Advisors all contributed positively to returns in the first half of 2003.

     High yield and distressed Advisors benefited from the credit market rally in the first half of 2003.The credit rally was widespread across sectors and quality, with the lowest quality paper being the biggest beneficiary. High yield new issuance was also robust, while default rates dropped significantly. This strong rally in the credit markets was coupled with strong performance in the equity markets and a significant decline in volatility.

     On the mergers and acquisitions front, the year got off to a slow start, given the geopolitical situation in Iraq. As the year progressed, however, activity gained momentum. Risk arbitrage performance was positive, although global mergers and acquisition volume remained low, with Europe witnessing more activity than the U.S. New deal activity was greater and more attractive among the smaller to mid-cap names than the large cap companies.

     Special situation Advisors were able to take advantage of debt refinancing, corporate restructurings, litigation situations and the impact of government regulations and posted significant positive returns.

     All Event Driven strategies performed well with the exception of merger arbitrage which posted flat to negative returns for the first half of 2003.

COMPARISON OF SELECT FINANCIAL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

INTEREST INCOME

     Interest income for the three and six months ended June 30, 2004 was $89,879 and $376,233, respectively, compared to the three months ended June 30, 2003 of $52,819 and $78,070. The Fund's interest income will fluctuate with the level of cash available to invest.

EXPENSES

     The Management Fee for the three and six months ended June 30, 2004 was $3,019,488 and $6,068,807, respectively, compared to the three and six months ended June 30, 2003 of $2,269,526 and 3,378,816, respectively. Because the Management Fee is calculated as a percentage of the Fund's net assets as of each month end, the increase in the expense was due to the increase in the Fund's net assets for the periods ended June 30, 2004 compared to the same periods in 2003.

     Interest expense for the three and six months ended June 30, 2004 was $101,138 and $422,410, respectively, compared to the three and six months ended June 30, 2003 of $0 and $0, respectively. The interest expense relates to the borrowing facility that was not outstanding during the periods ended June 30, 2003.

     Professional fees and miscellaneous expenses for the three and six months ended June 30, 2004 were $587,916 and $1,016,133, respectively, compared to the three and six months ended June 30, 2003 of $506,166 and $625,277, respectively. The increase in professional fees and miscellaneous expenses for the periods ended June 30, 2004 was primarily due to additional services rendered by the Fund's legal providers related to the ongoing operations of the Fund and registration with the SEC.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and six months ended June 30, 2004 was ($1,090,124) and $275,612, respectively, compared to the three and six months ended June 30, 2003 of $1,321,073 and $1,727,346, respectively. The change in Incentive Allocation is due to the increase/decrease in new appreciation, as defined, for those periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Fund's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Fund's investment strategy and to fund semi annual redemptions and to pay costs and expenses. The Fund periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. The Fund cannot predict the level of redemptions in the Fund for any semi annual period until 60 days prior to the redemption date when written notice must be given to the Managing Member. The Fund endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Fund faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Fund enables the Fund to control and to some extent avoid a liquidity problem. However, substantial redemptions of units in the Fund ("Units") could require the Fund to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have an adverse effect on the NAV of the Units and the performance of the Fund.

     The Fund may elect to fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Fund's investments in the Investment Funds can be made on a semiannual or quarterly basis depending on the Investment Fund, subject to certain limitations. The Fund is currently closed to new investors generally but, in the sole discretion of the Managing Member, the Managing Member expects to continue to accept limited investments from existing qualified investors and to accept investments from new investors to the extent additional capacity is created as a result of redemptions from the Fund. Although the Managing Member expects the Fund may open in the future, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds. If the Fund seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Fund, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

     Certain investment positions in which the Investment Funds have a direct or indirect interest are illiquid. The Advisors may invest in restricted or non-publicly traded securities, securities on foreign exchanges and futures. These positions may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

     The Fund received investments from new and existing investors of $0 and $20.9 million during the three and six months ended June 30, 2004 and of $237.5 million and $393.0 million during the three and six months ended June 30, 2003.

     The Fund paid out redemptions of $0 and $17.6 million during the three and six months ended June 30, 2003, respectively, and paid out redemption proceeds of $0 and $34.5 million during the three and six months ended June 30, 2004, respectively. In addition, the Fund made redemption payments of approximately $31.7 million in July 2004 in connection with the Fund's receipt of irrevocable notices of redemption.

     The Fund and each Investment Fund may, but is not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Fund entered into a borrowing facility with a major financial institution (the "Facility Counterparty"). The facility is structured as a call spread option that has been issued by the Fund to the Facility Counterparty. Under the terms of the facility, the Fund receives cash and redeposits the amount with the Facility Counterparty in a collateral account. The Fund has the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Fund may draw, at any given time, up to the total amount of the collateral account at the time of withdrawal. However, in no event can the amount which the Fund may draw under the facility exceed 5% of the Fund's net asset value. The effective interest rate on funds drawn from the collateral account is LIBOR + 0.875%. The Fund also pays the equivalent of a commitment fee of 0.25% on the undrawn funds. The facility expired on July 15, 2004 and the Company currently intends to renew the facility on a month-to-month basis. As of December 31, 2003, the Fund had received an amount of $47.5 million under the facility, all of which had been redeposited as collateral and remained undrawn. In February 2004, the size of the facility was reduced to $20.4 million. As of June 30, 2004, the Fund had received an amount of $20.4 million, all of which had been redeposited as collateral and remained undrawn. The Facility Counterparty may terminate the facility upon the occurrence of certain events, including: (i) certain specified declines in the Fund's net asset value, (ii) the incurrence of indebtedness or liens by the Fund, subject to certain exceptions, (iii) if the Fund does not maintain certain prescribed diversification of its investments, (iv) if the Managing Member is no longer the manager of the Fund, or (v) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund currently has a similar facility with the Facility Counterparty.

     As of June 30, 2004, the Fund had cash and cash equivalents on hand of $20.8 million. As of December 31, 2003, the Fund had cash and cash equivalents on hand of $48.4 million.

     The Fund generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Fund will be adequate to fund its operations and liquidity requirements.

     The value of the Fund's directly held cash and cash equivalents and financial instruments is not expected to be materially affected by inflation. At the Investment Fund level, given that GRV's and GED's Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT's Advisors, and therefore contributing to the Fund's profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Fund, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS' Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In all cases, however, the Fund endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 150
     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150") which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares should be classified as liabilities if they are mandatorily redeemable (i) on a fixed or determinable date or (ii) upon an event certain to occur. All forms of equity, including common stock, preferred stock and partnership interests, are considered an issuer's shares under SFAS 150. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Fund has adopted SFAS 150 in its financial statements for the year ended December 31, 2003. The adoption of SFAS 150 impacted the presentation of the Fund's December 31, 2003 financial statements by reducing the Fund's net asset value by $34.5 million to reflect Member redemptions that are effective as of January 1, 2004, but had no impact on the NAV per Unit. In addition, the adoption of SFAS 150 has also impacted the presentation of the Fund's financial statements by reducing the Fund's net asset value by $31.7 million to reflect the Member redemptions that are effective as of June 30, 2004, but had no impact on the NAV per Unit.

FASB INTERPRETATION NO. 46(R)

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of an FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investments at fair value. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Fund's net assets or net increase in net assets resulting from operations. The Fund understands that the Scope Project has been approved for issuance by the FASB, and retained these provisions. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R) or other accounting standards.

STATEMENT OF POSITION 03-04

     On December  29,  2003,  the AICPA's  Accounting  Standards  Executive
Committee issued Statement of Position 03-04 ("SOP 03-04"), Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits of Investment Companies and AICPA Statement of Position 95-2,
Financial Reporting by Nonpublic Investment Partnerships. SOP 03-04 provides guidance on the application of certain provisions of the AICPA Audit and Accounting Guide Audits of Investment Companies (the "Guide") to nonregistered investment partnerships/companies. SOP 03-04 incorporates into the Guide, and elevates in the U.S. GAAP hierarchy, the guidance provided in previously issued Technical Practice Aids. It also provides additional guidance on how nonregistered investment partnerships/companies should disclose their derivative positions in the financial statements and requires funds of funds to disclose additional qualitative information for investments that exceed 5% of net assets. SOP 03-04 is effective for annual financial statements issued for fiscal year ending after December 15, 2003. The Fund has adopted the provision of this pronouncement in its financial statements for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of the Fund's financial condition and results of operations are based on the Fund's financial statements, which have been prepared in accordance with GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars. A summary of the Fund's accounting policies is set forth in Note 1 to the Fund's financial statements. In the Managing Member's view, the policy that involves the most subjective judgment is set forth below.

     The Fund's investments in Investment Funds are subject to terms and conditions of their respective operating agreements. The investments are carried at fair value as determined by the Fund's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations are made based on information the Investment Funds receive from the Advisors. This information is generally not subject to audit procedures, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. Neither the Fund nor the Investment Funds generally will receive independent valuations from third party administrators or from any of the Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Fund's Form 10 as filed on April 29, 2004, as amended on June 28, 2004 (the "Form 10").

OFF BALANCE SHEET RISK

     There are no off-balance sheet or contingent liabilities at the Fund level.

CONTRACTUAL OBLIGATIONS

     The Fund does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Fund, through the Investment Funds, as of June 30, 2004 and as of December 31, 2003, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2004 to June 30, 2004 and from January 1, 2003 to December 31, 2003. Because of the speculative nature of the investments that the Fund engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Fund is at risk.


                      SIX MONTHS ENDED JUNE 30, 2004               YEAR ENDED DECEMBER 31, 2003
                  ----------------------------------------    ---------------------------------------
                      % of                        Net Income
                    Members'       Fair Value/      (in            % of        Fair Value/    Net Income
     Investment      Equity         Value at       millions)     Members'        Value          (in
      Fund            (5)           Risk            (5)           Equity        at Risk        millions)  Liquidity
  -------------   -----------   -------------    ---------      ----------   -------------   -----------  ---------


  GTT                  26.7%    $247,686,822      ($6.0)          26.7%     $249,583,571       $18.6       (3)

  GELS                 14.8%     137,432,070       $1.9           15.0%     $140,117,348       $15.6       (2)

  GRV                  39.3%     364,531,356       $6.4           38.5%     $359,311,989       $19.4       (2)

  GED                  23.3%     215,926,378      $10.4           23.8%     $221,899,920       $28.3       (1)
                  -----------   -------------    ---------    ----------   -------------   ----------
  TOTAL            104.1%(4)    $ 965,576,626     $12.6          104.0%(4)  $970,912,828       $81.9
                  ===========   =============    =========    ==========   =============    =========

(1) Effective July 2004, redemptions can be made semiannually with 45 days' notice, or at the sole discretion of the managing member.

(2) Effective July 2004, redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member.

(3) Redemptions can be made semiannually with 60 days' notice, or at the sole discretion of the managing member.

(4) The total value of the Fund's investments in the Investment Funds exceeded 100% of the Fund's net asset value, because the Fund's net asset value reflected certain accrued liabilities of the Fund, including fees and expenses.

(5) The sum of the columns may not equal the respective totals due to rounding.

RISK MANAGEMENT

     In the ordinary course of business, the Managing Member including in its capacity as managing member of the Investment Funds attempts to manage a variety of risks, including market, credit and operational risk. The Managing Member including in its capacity as the managing member of the Investment Funds attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk ("VaR") and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which includes site visits and monthly conference calls.

     The managing member of the Investment Funds monitors Advisors to prevent style drift. Style drift is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Fund's Form 10 as filed on April 29, 2004, as amended on June 28, 2004.

     At the Fund's portfolio level, the Fund's portfolio construction process is designed to ensure that all the Investment Funds are adequately diversified. Each Investment Fund is a portfolio of approximately 20-25 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

     Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investees were 27% GTT, 15% GELS, 39% GRV and 24% GED as of December 31, 2003 and 27% GTT, 15% GELS, 39% GRV and 23% GED as of June 30, 2004. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Fund from each investment sector and may in its sole discretion re-allocate the Fund's assets as it deems advisable. Through June 30, 2004, the Managing Member had not made any strategic allocations. The adjustment to the weights implemented as of July 1, 2004 reflects the Managing Member's updated expectations for return, risk and correlations for the investment funds. In addition, the weights among the investment funds no longer reflect a strict equal risk allocation, (as they had prior to July 1, 2004) but rather the weights have been adjusted to incorporate the Managing Member's updated view of expected returns for each of the investment funds. As of July 1, 2004 the strategic weights have been set to 23% GTT, 20% GELS, 33% GRV, and 24% GED. This reweighting reflects revised expectations for risk, return, and correlation as well as the Managing Member's judgment. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

     The Fund invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including in the case of the Fund's investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

     In addition to market risk and credit risk, the Managing Member, including in its capacity as managing member of the Investment Funds, allocates resources to mitigate operational risk. Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing, settlement and accounting systems. The Managing Member, including in its capacity as managing member of the Investment Funds, maintains controls and procedures for the purpose of mitigating its own operational risk but it does not have control over the systems of the Advisors. In addition, the Managing Member, including in its capacity as managing member of the Investment Funds, deploys resources to assess control systems, legal risk, compliance risk, operations and treasury risk, credit risk, accounting risk and reputational risk.

     Fraud and other business risks cannot be eliminated, however, the Managing Member, including in its capacity as managing member of the Investment Funds, seeks to significantly reduce such risks. The portfolio risk management process includes an effort to monitor and manage risk, but should not be confused with and does not imply low risk. There can be no assurance that the Managing Member, including in its capacity as managing member of the Investment Funds, will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

    ITEM 4.    CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out by the management of the Managing Member, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer have concluded that the Fund's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Fund's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

                        PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Fund or the Managing Member is a party or to which any of their assets are subject.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     From April 1, 2004 to June 30, 2004, there were no subscriptions to the Company.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5. OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" regarding the operation of the Fund and the Fund's investment objectives, including, among other things:

     o    investment strategies and allocations of assets;

     o    future performance; and

     o    trends in the four hedge fund sectors.

     Forward-looking statements are typically identified by the use of terms such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

     The  forward-looking  statements  included  herein  are  based  on the
Managing Member of the Fund's current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Fund's control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Fund cannot assure investors that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

     In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Fund or the Managing Member that the investment objectives set forth in this Quarterly Report on Form 10-Q will be achieved. The Fund cautions investors that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

     In addition to the risks identified in our Form 10, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:

     o There can be no assurance that the Managing Member's decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Fund's investment objective;
     o The Managing Member generally has limited access to information on or control over Advisor's portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Fund;
     o The Fund faces legal, tax and regulatory risks which may adversely affect the Fund;
     o Units will not be listed and will not be marketable; the Fund is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Fund;
     o The fee structure of the Fund, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;
     o Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Fund and any investment fund may achieve or of future results;
     o Valuation of the investment funds' investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Fund's net assets;
     o Frequent trading and turnover typically result in high transaction costs and the investment funds have no control over this turnover;
     o An investment in the Fund involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;
     o A Member's investment in the Fund will be affected by the investment policies and decisions of Advisors which are outside the Fund's control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;
     o The ability of an investment fund to hedge successfully will depend on the particular Advisor's ability to predict pertinent market movements which cannot be assured;
     o The prices of an investment fund's investments can be highly volatile and influenced by external factors outside the control of such investment fund;
     o International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;
     o Equity and equity related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and
     o The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 29, 2004, as amended on June 28, 2004. The Fund does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Fund or Fund or on their behalf.

     References to market or composite indices, benchmarks or other measures of relative market performance (each, an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar to that index.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            --------

            Number                              Description
            ------                              -----------

            31.1              Certification  of  Chief  Executive   Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2              Certification  of  Chief  Financial   Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K
           -------------------

            None.

                                 Signatures
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                                          (Registrant)



                                         By:  Goldman Sachs Princeton LLC
                                              Managing Member

Date:  August 16, 2004                        By:  /s/ Tobin V. Levy
                                                   --------------------------
                                                   Tobin V. Levy
                                                   Managing Director and Chief
                                                   Financial Officer

                             INDEX TO EXHIBITS

     Number                              Description
     ------                              -----------

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002