Form 10-Q
period 2004-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2004-11-15
CIK 1173394

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

                For the quarterly period ended September 30, 2004

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

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheet as of September 30, 2004 and December 31, 2003.........1

         Statement of Operations for the three and nine months ended
         September 30, 2004 and 2003..........................................2

         Statement of Changes in Members' Equity for the nine months ended
         September 30, 2004 and for the year ended December 31, 2003..........3

         Statement of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003...............................................4

         Notes to Unaudited Financial Statements..............................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........34

ITEM 4.  CONTROLS AND PROCEDURES.............................................36


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................37

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........37

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................37

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................38

ITEM 5.  OTHER INFORMATION...................................................38

ITEM 6.  EXHIBITS............................................................41

SIGNATURES...................................................................42

INDEX TO EXHIBITS............................................................43

ITEM 1. FINANCIAL STATEMENTS

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                               BALANCE SHEET

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                   ASSETS
                                   ------


                                                              (UNAUDITED)             (AUDITED)
                                                         September 30, 2004      December 31, 2003
                                                        ---------------------  --------------------
Assets:
     Cash and cash equivalents                          $         21,308,177   $        48,423,637
     Other assets                                                          -                77,464
     Investments (cost $850,868,232 and
          $877,478,931 at 2004 and 2003, respectively)           941,859,666           970,912,828
                                                        --------------------    ------------------
        Total assets                                    $        963,167,843   $     1,019,413,929
                                                        ====================  ====================

                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

Liabilities:
     Due to bank                                        $         21,007,975   $        47,500,000
     Redemptions payable                                                   -            34,529,625
     Accounts payable and accrued liabilities                      1,156,870               168,875
     Due to managing member                                        1,949,352             3,969,687
                                                        ---------------------  --------------------
        Total liabilities                                         24,114,197            86,168,187

Members' equity (units outstanding 8,209,973.43 and
  8,540,512.41 at 2004 and 2003, respectively)                   939,053,646           933,245,742
                                                        ---------------------  --------------------

        Total liabilities and members' equity           $        963,167,843   $     1,019,413,929
                                                        =====================  ====================

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                            ----------------------------    --------------------------
                                                2004            2003            2004           2003
                                            --------------  ------------    ------------   -----------
Income from trading:
Equity in Earnings of Investees             $   3,283,040   $  7,636,941    $ 15,924,701  $ 46,509,889
                                            --------------  ------------    ------------  ------------

Net trading profit/(loss)                       3,283,040      7,636,941      15,924,701    46,509,889

Interest income                                   114,412         19,873         490,645        97,943

Expenses:
Management fee                                  2,918,115      2,892,482       8,986,922     6,671,298
Interest expense                                  121,684              -         544,094             -
Professional fees                                 585,698        167,792       1,601,831       793,070
                                            -------------   ------------    ------------  ------------

Total expenses                                  3,625,497      3,060,274      11,132,847     7,464,368
                                            -------------   -------------   ------------ ------------

Net investment income/(loss)                   (3,511,085)    (3,040,401)    (10,642,202)   (7,366,425)
                                            -------------   ------------    ------------  ------------

Net income/(loss)                                (228,045)     4,596,540       5,282,499    39,143,464

Less:  Incentive allocation to the
managing member                                   (11,297)       229,811         264,315     1,957,157
                                            -------------   ------------    ------------  ------------
Net income/(loss) available for pro-rata
allocation to members                       $    (216,748)  $  4,366,729    $  5,018,184  $ 37,186,307
                                            =============  ==============  ============== ==============

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                  STATEMENT OF CHANGES IN MEMBERS' EQUITY

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)


                                                                                     TOTAL
                                   MANAGING       MEMBERS'       MEMBERS'          MEMBERS'
                                    MEMBER         UNITS          EQUITY            EQUITY
                                 -----------     ---------    -------------     -------------
Balance at December 31, 2002     $   469,759     3,738,439    $ 382,756,502     $ 383,226,261
Subscriptions                              -     5,228,816      524,318,830       524,318,830
Redemptions                       (4,030,624)     (369,585)     (41,487,391)      (45,518,015)
Series collapse                            -       (57,158)               -                 -
Allocations of net income/(loss):
     Incentive allocation          3,560,865             -                -         3,560,865
     Pro-rata allocation                   -             -       67,657,801        67,657,801
                                 -----------     ---------    -------------     -------------
Balance at December 31, 2003               -     8,540,512      933,245,742       933,245,742

Subscriptions                              -       296,643       32,210,622        32,210,622
Redemptions                           (9,101)     (276,457)     (31,676,116)      (31,685,217)
Series collapse                            -      (350,725)               -                 -
Allocations of net income/(loss):
     Incentive allocation            264,315             -                -           264,315
     Pro-rata allocation                   -             -        5,018,184         5,018,184
                                 -----------    ----------    -------------     -------------
Balance at September 30, 2004    $   255,214     8,209,973      938,798,432     $ 939,053,646
                                 ===========    ==========    =============     =============


                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                  2004             2003
                                                               -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                              $  5,282,499     $  39,143,464

Adjustments to reconcile net income/(loss) to net cash from
   operating activities:
Undistributed earnings from Investees                             2,442,463       (46,267,916)

(Increase) decrease in operating assets:
Investments:
    Subscriptions                                               (79,845,756)     (507,973,826)
    Redemptions                                                 106,456,455         2,258,027
Other assets                                                         77,464                 -
Increase (decrease) in operating liabilities:
Due to bank                                                     (26,492,025)                -
Redemptions payable                                             (34,529,625)                -
Accounts payable and accrued liabilities                            987,995            21,013
Due to managing member                                           (2,020,335)        1,220,828
                                                               ------------      ------------

Net cash from operating activities                              (27,640,865)     (511,598,410)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions                                                    32,210,622       523,410,015
Redemptions                                                     (31,685,217)      (10,988,390)
                                                                -----------      ------------

Net cash from financing activities                                  525,405       512,421,625
                                                                -----------      ------------

    Net change in cash and cash equivalents                     (27,115,460)          823,215

Cash and cash equivalents at beginning of period                 48,423,637           600,207
                                                                -----------      ------------

Cash and cash equivalents at end of period                     $ 21,308,177      $  1,423,422
                                                               ============      ============

                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                             SEPTEMBER 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in each of Goldman Sachs Global Equity Long/Short, LLC, Goldman Sachs Global Event Driven, LLC, Goldman Sachs Global Relative Value, LLC and Goldman Sachs Global Tactical Trading, LLC (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Princeton LLC ("GS Princeton"), a wholly owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

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

Consolidation
-------------

During the year the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not present consolidated results in its financial statements as the Company does not invest in Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the member. The Company may, but normally does not intend to exercise, control over majority owned Investees.

The following table summarizes the Company's ownership in the Investees at September 30, 2004 and December 31, 2003:

                                                                      9/30/2004
                                                 --------------------------------------------
                                                    Investee          Company      % owned by
                                                     Equity          investment    the Company
                                                 --------------- ---------------- -----------
Goldman Sachs Global Equity Long/Short, LLC       $629,340,398     $192,787,154     30.63%
Goldman Sachs Global Event Driven, LLC            $786,436,233     $231,397,994     29.42%
Goldman Sachs Global Tactical Trading, LLC        $564,528,866     $208,258,188     36.89%
Goldman Sachs Global Relative Value, LLC          $564,528,759     $309,416,330     54.81%
                                                                  -------------
    Total                                                          $941,859,666
                                                                  =============

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                             SEPTEMBER 30, 2004

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
                                                                   =============

In addition, in December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investees at fair value. Those entities so qualifying will not need to determine whether their investees should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Fund's net assets or net increase in net assets resulting from operations. The Scope Project has been approved for issuance by the FASB and the Company complies with the most recent guidance.

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

Indemnifications
----------------

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the service provided under contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company's maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss therefrom to be remote.

Equity in Earnings of Investee
------------------------------

Equity in Earnings of Investee includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments, Advisor's management fees, incentive fees, administration fees and all other income/expenses. See Note 2 - Investments for further information.

NOTE 2 - INVESTMENTS
--------------------

The Investees, to whom the Company is exposed to credit risk, seek capital appreciation over time by investing in the relative value, event driven, equity long/short and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried by the Company at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in Earnings of Investees on the Statement of Operations.

The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor funds' investments are valued at fair value as determined by each Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS Princeton is the managing member for the four Investees. GS Princeton does not charge the Company any management fee or incentive allocation at the Investee level.

The managing member generally has limited access, if at all, to specific information regarding the Advisors' portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company's financial statements. GS Princeton, in its capacity as managing member of the Company, may perform additional procedures to ensure conformity with U.S. generally accepted accounting principles, including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company's net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company's investments in Investees at September 30, 2004 and December 31, 2003:


                                               2004                              2003
                                   ------------------------------    ---------------------------
                                        % of                            % of
                                       Company                         Company
                                      members'                        members'
 Investee                 Liquidity    equity        Fair value        equity        Fair value
------------------------  --------- ---------     --------------  ------------     ------------

Goldman Sachs Global         (2)       20.53%       $192,787,154        15.01%     $ 140,117,348
Equity Long/Short, LLC
Goldman Sachs Global
Event Driven, LLC            (1)       24.64%        231,397,994        23.78%       221,899,920
Goldman Sachs Global
Tactical Trading, LLC        (3)       22.18%        208,258,188        26.74%       249,583,571
Goldman Sachs Global
Relative Value, LLC          (2)       32.95%        309,416,330        38.50%       359,311,989
                                 ------------     --------------  ------------     -------------
     Total                       (4)  100.30%       $941,859,666  (4)  104.03%     $ 970,912,828
                                 ============     ==============  ============     =============

    (1)  Effective July, 2004,  redemptions can be made  semi-annually with 45 days' notice, or at the sole discretion of the managing member.
    (2)  Effective July, 2004,  redemptions can be made quarterly with 45 days' notice,  or at the sole discretion of the managing member.
    (3)  Redemptions can be made  semi-annually with 60 days' notice, or at the sole discretion of the managing member.
    (4)  The total value of the Company's  investments  in the Investees  exceeded 100% of the
         Company's net asset value,  because the Company's net asset value  reflected  certain accrued liabilities of the Company, including fees and expenses.

--------------------------------

The following table summarizes the Company's Equity in Earnings of Investees for the three and nine month periods ended September 30, 2004 and 2003:


                                             Three months ended September 30,   Nine months ended September 30,
                                             ---------------------------------  --------------------------------
Investee                                           2004            2003            2004             2003
-------------------------------------------    -------------    ------------    ------------    -------------
Goldman Sachs Global Equity Long/Short, LLC     $ 1,355,084     $( 1,300,551)    $ 3,206,707     $ 4,705,883
Goldman Sachs Global Event Driven, LLC            3,471,616        4,915,191      13,933,031      18,493,950
Goldman Sachs Global Tactical Trading, LLC       (3,428,635)            (777)     (9,471,138)     10,687,785
Goldman Sachs Global Relative Value, LLC          1,884,975        4,023,078       8,256,101      12,622,271
                                               -------------    ------------    ------------    -------------
          Total                                 $ 3,283,040     $  7,636,941     $15,924,701     $46,509,889
                                               =============    ============    ============    =============

Goldman Sachs Global Equity Long/Short, LLC
-------------------------------------------

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

Goldman Sachs Global Event Driven, LLC
--------------------------------------

Goldman Sachs Global Event Driven, LLC seeks risk-adjusted absolute returns by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the estimated ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Tactical Trading, LLC
------------------------------------------

Goldman Sachs Global Tactical Trading, LLC seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using quantitative or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Goldman Sachs Global Relative Value, LLC
----------------------------------------

Goldman Sachs Global Relative Value, LLC seeks risk-adjusted absolute returns by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms.
Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible bond trading, equity market neutral, fixed-income trading, credit trading and emerging markets trading. Other strategies may be employed as well.

The Company's proportionate share of each individual investment owned by any individual Investee does not exceed 5% of the Company's equity. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of the Company's equity. Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at September 30, 2004 and 2003. The weighted average is based on the period ended market values of each Advisor investment in proportion to the Company's total investments. The fee rates used are the actual rates charged by each Advisor.

                                                        2004                         2003
                                              --------------------------   --------------------------
                                                Management    Incentive      Management    Incentive
Investee                                          fee           fee            fee           fee
------------------------------------------    ------------- ------------   ------------- ------------
Goldman Sachs Global Equity Long/Short, LLC        1.44%        19.82%          1.24%       19.91%
Goldman Sachs Global Event Driven, LLC             1.41%        19.94%          1.40%       19.86%
Goldman Sachs Global Tactical Trading, LLC         2.01%        20.04%          2.00%       20.09%
Goldman Sachs Global Relative Value, LLC           1.58%        20.70%          1.53%       20.48%

     The Advisors' management and incentive fees are not paid to the managing member.

     The following table summarizes the cost of the Company's investments in Investees at September 30, 2004 and December 31, 2003:

                                                          9/30/2004       12/31/2003
                                                        --------------   --------------
      Goldman Sachs Global Equity Long/Short, LLC       $ 174,714,595    $ 124,698,754
      Goldman Sachs Global Event Driven, LLC              191,189,105      193,043,444
      Goldman Sachs Global Tactical Trading, LLC          200,365,176      223,858,829
      Goldman Sachs Global Relative Value, LLC            284,599,356      335,877,904
                                                        --------------   --------------

           Total                                        $ 850,868,232    $ 877,478,931
                                                        ==============   ==============

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS Princeton equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to GS Princeton equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in Earnings of Investees on the Statement of Operations. For the three months ended September 30, 2004 and 2003, the administrative fee charged at the Investee level by GS Princeton totaled $468,009 and $463,038, respectively. For the nine months ended September 30, 2004 and 2003, the administrative fee charged at the Investee level by GS Princeton totaled $1,439,194 and $1,067,875, respectively.

GS Princeton and the Company have entered into an agreement with SEI Global Services, Inc. ("SEI") for SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS Princeton is responsible for paying the fees of SEI. GS Princeton (in its capacity as the administrator of each Investee) and each Investee have entered into a similar agreement with SEI.

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

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS Princeton at September 30, 2004 and December 31, 2003.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges commissions at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at September 30, 2004 and December 31, 2003.

NOTE 7 - BORROWING FACILITY
---------------------------

The Company has a borrowing facility with a major financial institution. The facility is structured as a call spread option that has been issued by the Company to the financial institution. Under the terms of the facility, the Company receives cash and redeposits the amount with the financial institution in a collateral account. The Company has the right to draw funds from the collateral account to use for liquidity purposes. The amount of cash received totaled $20.4 million and $47.5 million at September 30, 2004 and December 31, 2003, respectively, and is included in Cash and cash equivalents on the Balance Sheet. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account is LIBOR plus 0.875%. The Company also pays the equivalent of a commitment fee of 0.25% on the undrawn funds. The facility expired on July 15, 2004 and the Company renewed the facility on a month-to-month basis. At September 30, 2004 and December 31, 2003, the Company has not drawn any of the cash collateral balance. In February 2004, the size of the facility was reduced to $20.4 million. Included in Due to bank on the Balance Sheet is $21.0 million and $47.5 million at September 30, 2004 and December 31, 2003, respectively, which represents the borrowing plus accrued interest.

NOTE 8 - MEMBERS' EQUITY
------------------------

At September 30, 2004, the Company had five series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2004, Class A Series 2 through Class A Series 10 units were collapsed into Class A Series 1 units and effective January 1, 2003, Class A Series 2 through Class A Series 9 units were collapsed into Class A Series 1 units, as provided for in the Company's limited liability company agreement. Transactions in units for non-managing members for the nine months ended September 30, 2004 and the year ended December 31, 2003 are as follows:

------------------------------------

                                          2004                                   2003
                         --------------------------------------   -----------------------------------
                              Units               Amount               Units             Amount
                         ----------------    ------------------   ----------------   ----------------
Series collapse
      Class A
         Series 1          4,493,143.70          $512,003,655       3,260,399.10       $338,995,791
         Series 2           (415,994.14)          (44,920,761)       (243,082.49)       (25,250,693)
         Series 3           (752,365.57)          (80,402,510)       (666,920.13)       (68,821,429)
         Series 4           (879,574.26)          (94,683,681)       (453,500.00)       (46,408,355)
         Series 5           (654,391.41)          (69,753,438)       (284,000.00)       (29,115,024)
         Series 6           (836,120.00)          (86,760,878)       (374,618.85)       (38,028,035)
         Series 7         (1,210,045.71)         (125,529,478)       (622,822.97)       (62,750,159)
         Series 8            (86,289.39)           (9,029,305)       (377,062.34)       (38,374,169)
         Series 9             (8,313.51)             (845,096)       (295,550.00)       (30,247,927)
         Series 10              (774.64)              (78,508)                 -                  -
                          --------------         -------------      ------------       ------------
Total                       (350,724.93)         $          -         (57,157.68)      $          -
                          ==============         =============      ============       ============
Subscriptions
      Class A
         Series 1            182,499.95          $ 20,796,273         361,728.64       $ 37,610,130
         Series 2                687.41                68,741         425,994.14         42,599,414
         Series 3             83,221.74             8,322,174         752,365.57         75,236,557
         Series 4             12,734.34             1,273,434         879,574.26         87,957,426
         Series 5             17,500.00             1,750,000         654,391.41         65,439,141
         Series 6                     -                     -         841,120.00         84,112,000
         Series 7                     -                     -       1,217,902.52        121,790,252
         Series 8                     -                     -          86,650.95          8,665,095
         Series 9                     -                     -           8,313.51            831,351
         Series 10                    -                     -             774.64             77,464
                          -------------          ------------       ------------       ------------
Total                        296,643.44          $ 32,210,622       5,228,815.64       $524,318,830
                          =============          ============       ============       ============

Redemptions
      Class A
         Series 1            276,457.49           $31,676,116         346,366.44       $ 39,035,825
         Series 2                     -                     -          10,000.00          1,079,841
         Series 6                     -                     -           5,000.00            518,829
         Series 7                     -                     -           7,856.81            815,062
         Series 8                     -                     -             361.56             37,834
                          -------------          ------------       ------------       ------------
      Total                  276,457.49           $31,676,116         369,584.81       $ 41,487,391
                          =============          ============       ============       ============


------------------------------------

At September 30, 2004 and December 31, 2003, members' equity consists of the following:

                                           2004                                  2003
                            -----------------------------------    ---------------------------------
                                Units               Net                Units              Net
                             outstanding        asset value         outstanding       asset value
                            --------------    -----------------    --------------    ---------------

Non-managing members
      Class A
         Series 1            8,095,829.94        $ 927,365,229      3,696,643.78      $ 421,242,087
         Series 2                  687.41               68,396        415,994.14         44,920,761
         Series 3               83,221.74            8,319,946        752,365.57         80,402,510
         Series 4               12,734.34            1,282,499        879,574.26         94,683,681
         Series 5               17,500.00            1,762,362        654,391.41         69,753,438
         Series 6                       -                    -        836,120.00         86,760,878
         Series 7                       -                    -      1,210,045.71        125,529,478
         Series 8                       -                    -         86,289.39          9,029,305
         Series 9                       -                    -          8,313.51            845,096
         Series 10                      -                    -            774.64             78,508
                             ------------        -------------      ------------      -------------
              Subtotal       8,209,973.43        $ 938,798,432      8,540,512.41      $ 933,245,742
                             ============                           ============

   Managing member                                     255,214                                    -
                                                 -------------                        -------------

   Total members' equity                         $ 939,053,646                        $ 933,245,742
                                                 =============                        =============


NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the nine months ended September 30, 2004 are as follows:

                                      Class A     Class A     Class A    Class A     Class A
                                     Series 1    Series 2    Series 3   Series 4    Series 5
                                     --------    --------    --------   --------    --------
Per unit operating performance:
     Net asset value, beginning of
     period                          $ 113.95    $ 100.00    $ 100.00   $ 100.00    $ 100.00
Income from operations:
     Net trading profit/(loss)           1.90        0.50        0.34       1.00        0.88
     Net investment income/(loss)       (1.30)      (1.00)      (0.37)     (0.29)      (0.17)
                                     --------    --------    --------   --------    --------
        Net income/(loss) from           0.60       (0.50)      (0.03)      0.71        0.71
        operations                   --------    --------    --------   --------    --------

Net asset value, end of period       $ 114.55     $ 99.50     $ 99.97   $ 100.71    $ 100.71
                                     ========    ========    ========   ========    ========
Ratios to average net assets
(annualized):
     Expenses                           1.50%       1.50%       1.38%      1.35%       1.34%
     Incentive allocation               0.03%       0.00%       0.00%      0.04%       0.04%
                                     --------    --------    --------   --------    --------
     Total  expenses and incentive
     allocation                         1.53%       1.50%       1.38%      1.39%       1.38%
                                     ========    ========    ========   ========    ========
        Net investment income/(loss)   (1.46%)     (1.43%)     (1.33%)    (1.33%)     (1.32%)
                                     ========    ========    ========   ========    ========

Total return (prior to incentive
allocation)                             0.57%      (0.50%)     (0.03%)     0.75%       0.75%
Incentive allocation                   (0.04%)      0.00%       0.00%     (0.04%)     (0.04%)
                                     --------    --------    --------   --------    --------
        Total return                    0.53%      (0.50%)     (0.03%)     0.71%       0.71%
                                     ========    ========    ========   ========    ========

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the nine months ended September 30, 2003 are as follows:

                                       Class A      Class A     Class A     Class A     Class A    Class A    Class A    Class A
                                       Series 1     Series 2    Series 3    Series 4    Series 5   Series 6   Series 7   Series 8
                                       --------     --------    --------    --------     --------  --------   --------   --------
Per unit operating performance:
   Net  asset  value,  beginning       $ 103.97     $ 100.00    $ 100.00    $ 100.00    $ 100.00   $ 100.00   $ 100.00   $ 100.00
   of period
Income from operations:
   Net trading profit/(loss)               7.83         5.75        4.51        5.18        3.98       0.99       0.82       1.64
   Net investment income/(loss)           (1.45)       (1.18)      (1.02)      (0.94)      (0.76)     (0.50)     (0.35)     (0.30)
                                       --------     --------    --------    --------    --------   --------   --------   --------
   Net income/(loss) from operations
   operations                              6.38         4.57        3.49        4.24        3.22       0.49       0.47       1.34
                                       --------     --------    --------    --------    --------   --------   --------   --------
Net asset value, end of period         $ 110.35     $ 104.57    $ 103.49    $ 104.24    $ 103.22   $ 100.49   $ 100.47   $ 101.34
                                       ========     ========    ========    ========    ========   ========   ========   ========
Ratios to average net assets
   (annualized):
   Expenses                               1.36%        1.36%       1.35%       1.34%       1.32%      1.32%      1.27%      1.27%
   Incentive allocation                   0.31%        0.23%       0.18%       0.22%       0.17%      0.03%      0.02%      0.07%
                                       --------     --------    --------    --------    --------   --------   --------   --------
   Total expenses and incentive
   allocation                             1.67%        1.59%       1.53%       1.56%       1.49%      1.35%      1.29%      1.34%
                                       ========     ========    ========    ========    ========   ========   ========   ========
   Net investment income/(loss)          (1.66%)      (1.57%)     (1.51%)     (1.54%)     (1.47%)    (1.33%)    (1.29%)    (1.34%)
                                       ========     ========    ========    ========    ========   ========   ========   ========
Total return (prior to incentive
   allocation)                            6.45%        4.80%       3.66%       4.45%       3.38%      0.52%      0.49%      1.41%
Incentive allocation                     (0.31%)      (0.23%)     (0.17%)     (0.21%)     (0.16%)    (0.03%)    (0.02%)    (0.07%)
                                       --------     --------    --------    --------    --------   --------   --------   --------
  Total return                            6.14%        4.57%       3.49%       4.24%       3.22%      0.49%      0.47%      1.34%
                                       ========     ========    ========    ========    ========   ========   ========   ========

     Financial highlights for the Company for the three months ended September 30, 2004 are as follows:


                                       Class A      Class A     Class A     Class A   Class A
                                       Series 1     Series 2    Series 3    Series 4  Series 5
                                       --------     --------    --------    --------  --------
Per unit operating performance:
  Net asset value, beginning of
  period                               $ 114.58     $  99.52    $ 100.00    $ 100.00  $ 100.00
Income from operations:
  Net trading profit/(loss)                0.40         0.35        0.34        1.00      0.88
Net investment income/(loss)              (0.43)       (0.37)      (0.37)      (0.29)    (0.17)
                                       --------     --------    --------    --------  --------
  Net income/(loss) from
  operations                              (0.03)       (0.02)      (0.03)       0.71      0.71
                                       --------     --------    --------    --------  --------
Net asset value, end of period         $ 114.55     $  99.50    $  99.97    $ 100.71  $ 100.71
                                       ========     ========    ========    ========  ========
Ratios to average net assets
  (annualized):
  Expenses                                1.38%        1.38%       1.38%       1.35%     1.34%
  Incentive allocation                    0.00%        0.00%       0.00%       0.04%     0.04%
                                       --------     --------    --------    --------  --------
    Total expenses and incentive
    allocation                            1.38%        1.38%       1.38%       1.39%     1.38%
                                       ========     ========    ========    ========  ========
    Net investment income/(loss)         (1.33%)      (1.33%)     (1.33%)     (1.33%)   (1.32%)
                                       ========     ========    ========    ========  ========

 Total  return   (prior  to  incentive
 allocation)                             (0.03%)      (0.02%)     (0.03%)      0.75%     0.75%
 Incentive allocation                    (0.00%)      (0.00%)     (0.00%)     (0.04%)   (0.04%)
                                       --------     --------    --------    --------  --------
         Total return                    (0.03%)      (0.02%)     (0.03%)      0.71%     0.71%
                                       ========     ========    ========    ========  ========


NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)

     Financial highlights for the Company for the three months ended September 30, 2003 are as follows:


                                       Class A      Class A     Class A     Class A     Class A    Class A    Class A    Class A
                                       Series 1     Series 2    Series 3    Series 4    Series 5   Series 6   Series 7   Series 8
                                       --------     --------    --------    --------     --------  --------   --------   --------
Per unit operating performance:
  Net  asset  value,  beginning
  of period                            $ 109.83     $ 104.08    $ 103.01    $ 103.76    $ 102.75   $ 100.03  $ 100.00    $ 100.00
Income from operations:
  Net trading profit/(loss)                0.90         0.85        0.84        0.84        0.83       0.81      0.82        1.64
Net investment income/(loss)              (0.38)       (0.36)      (0.36)      (0.36)      (0.36)     (0.35)    (0.35)      (0.30)
                                       --------     --------    --------    --------    --------   --------  ---------   --------
  Net income/(loss) from
  operations                               0.52         0.49        0.48        0.48        0.47       0.46      0.47        1.34
                                       --------     --------    --------    --------    --------   --------  ---------   --------
Net asset value, end of period         $ 110.35     $ 104.57    $ 103.49    $ 104.24    $ 103.22   $ 100.49 $  100.47   $ 101.34
                                       ========     ========    ========    ========    ========   ========  =========   ========
Ratios to average net assets
(annualized):
  Expenses                                1.27%        1.27%       1.27%       1.27%       1.27%      1.27%     1.27%       1.27%
  Incentive allocation                    0.02%        0.02%       0.02%       0.02%       0.02%      0.02%     0.02%       0.07%
                                       --------     --------    --------    --------    --------   --------  ---------   --------
  Total expenses and  incentive
  allocation                              1.29%        1.29%       1.29%       1.29%       1.29%      1.29%     1.29%       1.34%
                                       ========     ========    ========    ========    ========   ========  =========   ========
  Net investment income/(loss)           (1.29%)      (1.29%)     (1.29%)     (1.29%)     (1.29%)    (1.29%)   (1.29%)     (1.34%)
                                       ========     ========    ========    ========    ========   ========  =========   ========
Total return (prior to
incentive allocation)                     0.50%        0.49%       0.49%       0.48%       0.48%      0.49%     0.49%       1.41%
Incentive allocation                     (0.03%)      (0.02%)     (0.02%)     (0.02%)     (0.02%)    (0.03%)   (0.02%)     (0.07%)
                                       --------     --------    --------    --------    --------   --------  ---------   --------
  Total return                            0.47%        0.47%       0.47%       0.46%       0.46%      0.46%     0.47%       1.34%
                                       ========     ========    ========    ========    ========   ========  =========   ========


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

     As of September 30, 2004, the Fund had total assets of $963.2 million compared with total assets of $1,019.4 million as of December 31, 2003. Total liabilities of the Fund totaled $24.1 million as of September 30, 2004 compared with $86.2 million as of December 31, 2003. Member's equity of the Fund was $939.1 million as of September 30, 2004 compared with $933.2 million as of December 31, 2003.

     The Fund's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with lower volatility than, and minimal correlations to, the broad equity markets. To achieve this objective, the Fund allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Fund's assets are invested in the four Investment Funds: Goldman Sachs Global Tactical Trading, LLC ("GTT"), Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Event Driven, LLC ("GED").

     Performance of the Fund in any period will be dependent upon the performance in the relevant period by the four Investment Funds and the percentage of the Fund's assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

     The Fund's results depend on the ability of the Managing Member, including in its capacity as managing member of each of the Investment Funds, to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Fund due to the speculative nature of the Fund's investments and since the Fund's investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Fund's past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     The following presents a summary of the operations for the three and nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     The Fund's net trading profit/loss for the three and nine months ended September 30, 2004 was $3,283,040 and $15,924,701, respectively, compared to the three and nine month period ended September 30, 2003 of $7,636,941 and $46,509,889, respectively.

OVERVIEW

     The Fund is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Fund cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of September 30, 2004, the Fund had the following exposures:


   ----------------------- --------------------- ---------------------- ---------------------
      INVESTMENT FUND        PORTFOLIO WEIGHT      THREE MONTHS ENDED     NINE MONTHS ENDED
                                   (1)             SEPTEMBER 30, 2004     SEPTEMBER 30, 2004
                                                     NET RETURN (2)        NET RETURN (2)
   ----------------------- --------------------- ---------------------- ---------------------
            GTT                   22.18%                (1.62%)                (3.95%)
   ----------------------- --------------------- ---------------------- ---------------------
            GELS                  20.53%                 0.71%                  2.10%
   ----------------------- --------------------- ---------------------- ---------------------
            GRV                   32.95%                 0.61%                  2.42%
   ----------------------- --------------------- ---------------------- ---------------------
            GED                   24.64%                 1.52%                  6.71%
   ----------------------- --------------------- ---------------------- ---------------------

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


     For the three and nine months ended September 30, 2004, the Fund's Class A Series 1 Units returned (0.03%) and 0.53%, respectively, net of fees and incentive allocation.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and nine months ended September 30, 2004 is described in the following.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of September 30, 2004, GTT represented approximately 22.2% of the Fund's net assets which was generally consistent with the strategic weight of 23% set by the Managing Member for GTT as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GTT returned (1.62%) and (3.95%), respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

     THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 saw mixed performance across all four asset classes (fixed income, commodity trading, currencies and equities). Fixed income and commodity trading, which contributed the largest losses in the second quarter, were the most profitable in the third quarter. For the period, losses were incurred in currencies and equities.

     Foreign exchange trading continued to experience a challenging environment throughout the third quarter. Despite the growing consensus of a weaker U.S. economy and a record current account deficit, markets remained directionless, leading to losses in short U.S. dollar positions. Equity markets experienced several sharp reversals throughout the quarter as the market digested rising oil prices and signs of a potential global economic slowdown.

     A series of weaker-than-expected economic data releases, higher oil prices, and the Federal Reserve's assurance that fears of inflation were largely unfounded combined to drive bond yields lower over the course of the third quarter. Advisors were able to profit from long fixed income positions, particularly in Europe. Advisors also benefited from trends that developed in several commodity markets. Crude oil rallied throughout the quarter as concerns regarding the already-strained supply were aggravated by hurricane-related damage in the Gulf of Mexico and instability in Nigeria. Grain markets, on the other hand, experienced sharp declines as crop estimates came in above expectations.

     NINE MONTHS ENDED SEPTEMBER 30, 2004

     Year-to-date, commodities have proven to be the most profitable asset class for GTT. In the first quarter of 2004, commodities continued their bullish trend, contributing the majority of GTT profits for the quarter. Within commodities, the agricultural markets, specifically the soy complex, proved to be the largest driver of returns. Advisors also held profitable positions in base and precious metals. In the second quarter, long positions in the energy sector proved to be the most profitable, as Advisors were able to capitalize on record high oil prices, driven by tightening supply and concerns in the Middle East. However, non-energy commodity markets, specifically agriculturals and metals, fell sharply due to the strengthening of the U.S. dollar and concerns regarding slowing demand from China, resulting in losses for the quarter. Advisors continued to profit from long energy positions in the third quarter and also made strong gains in metals, which rallied on expectations of increased Chinese demand.

     Results in fixed income were mixed for the first three quarters of 2004. Long bond positions in the U.S. and Europe survived significant volatility resulting from the Federal Reserve's indication in January that it would likely raise interest rates in the near future, and remained profitable in the first quarter. The second quarter proved to be challenging, as well, as reports of a strong economic recovery and rising inflation led to expectations of accelerated rate hikes by the Federal Reserve and to a sell-off in fixed income markets. Fixed income positions finished the second quarter with net losses. In the third quarter, a series of weaker-than-expected economic data releases, higher oil prices, and the Federal Reserve's assurance that fears of inflation were largely unfounded combined to drive bond yields lower. Advisors were able to profit with long fixed income positions, particularly in Europe. Year-to-date, fixed income trading has been profitable.

     The largest losses for the first three quarters of 2004 were incurred in currencies and global equity indices. Throughout the year to date, currency trading has proven to be challenging, as the U.S. dollar has remained range-bound and directionless. As a result of the difficult environment, foreign exchange has incurred the largest losses to date this year. The equity market rally of the second half of 2003 continued in January and February, helping long equity index positions early in the year. However, anticipation of a higher rate environment following reports of a strengthening economy and rising inflation in the second quarter hurt long equity, bringing performance for the period into negative territory. The equity markets saw several reversals throughout the third quarter, resulting in additional losses for the period.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2004, GELS represented approximately 20.5% of the Fund's net assets which was generally consistent with the strategic weight of 20% set by the Managing Member for GELS as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GELS returned 0.71% and 2.10%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

     THREE MONTHS ENDED SEPTEMBER 30, 2004

     Global equity markets experienced significant volatility throughout the third quarter of 2004. The first half of the third quarter was negative, marked by surging oil prices, slowing economic growth and consumer spending, an uncertain geopolitical landscape, and the economic impact of hurricanes that hit Florida and the Gulf. However, despite record high crude oil prices, global equity markets gained strength from near-term lows and reversed late in the quarter. GELS Advisors with significant exposures in healthcare and technology sectors had a difficult July as those sectors sold off on weak earnings results and deteriorating sentiment. In September, positive company-specific news and earnings reports rallied performance. Nearly all GELS Advisors posted gains for September. Particularly strong were Advisors with exposures in Europe, emerging markets, energy, and basic materials.

     NINE MONTHS ENDED SEPTEMBER 30, 2004

     Global equity markets experienced significant volatility throughout the first three quarters of 2004. The first quarter saw geopolitical and macroeconomic uncertainty, with terrorist bombings in Spain, the discovery of a bomb plot in London, the impeachment of South Korea's president, and an attempted assassination and disputed election in Taiwan. This, combined with a weak United States jobs report for February and increasing energy prices, raised concerns about the breadth of the U.S. economic expansion and its potential impact on consumer confidence and spending. In the second quarter, positive employment and job reports, coupled with encouraging indicators from the Federal Open Market Committee alluding to economic strength and trends towards low inflation, helped to stabilize the markets. A series of strong earnings reports, a pull-back in oil prices, the indication that interest rate adjustments would be made at a moderate pace going forward, and the unexpected early transfer of sovereignty in Iraq, built confidence in the markets in June. In the third quarter of 2004, disappointing earnings reports, hurricanes in Florida and the Gulf, the high current account deficit, and interest rate hikes led to a decline in the markets. Within developed markets, Japan was the most volatile, experiencing a sharp pull-back in April and May, followed by a strong rally in June, and a subsequent decline in the third quarter.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of September 30, 2004, GRV represented approximately 33.0% of the Fund's net assets which was generally consistent with the strategic weight of 33% set by the Managing Member for GRV as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GRV returned 0.61% and 2.42%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

     THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 was a challenging period for convertible arbitrage Advisors, although GRV ended the period with positive performance. Concerns surrounding the economy, as well as the significant rise in oil prices, led major equity and credit markets to trade in a narrow range, with low volatility, resulting in a diminished opportunity set.

     Fixed income arbitrage Advisors delivered modest performance but were hurt in some cases by short positions in U.S. 10-year Treasury bonds, reflecting their view of rising interest rates. Hedges implemented to create a relative value trade from this view, using international markets and other points in the U.S. Treasury yield curve, proved inadequate as traditional relationships broke down over the period, and the 10-year U.S. Treasury bond experienced a strong move.

     In corporate bond markets, Advisors' results were stronger, as credit trading Advisors' company selection was rewarded on both the long and short sides. The arbitrage between credit indices and their underlying constituents remained a positive contributor to returns. Advisors' model-driven trades underperformed fundamentally driven strategies, and GRV benefited from its diversification across approaches.

     Equity market neutral Advisors performed well, particularly in September, as fundamental quality and valuation metrics were rewarded by the market and benefited quantitative portfolios. International strategies delivered stronger performance than U.S. strategies, particularly in the case of smaller-capitalization stocks.

     Convertible bond arbitrage strategies faced difficult conditions over the third quarter as equity volatility decreased, hitting multi-year lows, and new issuance levels continued to disappoint.

     NINE MONTHS ENDED SEPTEMBER 30, 2004

     The first three quarters of 2004 presented a difficult environment for GRV Advisors. Markets experienced volatile price movements in reaction to any indicator which might sway the general consensus regarding the health of the global economic recovery, but finished the period range-bound, making it difficult for GRV Advisors to generate profits.

     Fixed income arbitrage Advisors' performance was fair, as expectations of growth and inflation traded in wide swings throughout the period. These large swings resulted in a challenging trading environment, especially hurting those Advisors caught on the wrong side of a significant move. At the same time, expected future volatility declined, which normally translates into reduced opportunities for many relative value-oriented Advisors. Many Advisors saw their portfolio leverage decline, as they exercised patience and waited for rare but profitable trading opportunities.

     Credit Advisors posted strong results throughout the period, as credit spreads remained strong. The increased liquidity in credit indices, as well as the formation of several new indices and standardized index tranches, led to many profitable trades for Advisors who focus on trading credit indices versus their underlying constituents.

     Convertible bond arbitrage trading strategies faced a difficult environment throughout most of the period, as the market's two main drivers of return, volatility and new supply, were static. Equity volatility was depressed compared to historical levels, as the Chicago Board Options Exchange SPX Volatility Index ("VIX") fell to a low of 13.3. At the same time, the supply of new convertible issues was small, limiting opportunities for Advisors to deploy capital in attractively priced bonds. As a result, many Advisors shifted allocations to Asia, especially Japan in pursuit of more volatile markets and more active new security issuance.

     Equity market neutral Advisors gradually shifted assets over the period toward international strategies, in order to take advantage of opportunities afforded by those less efficient markets. Statistical, price-based, mean-reversion strategies continued to falter in the U.S.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2004, GED represented approximately 24.6% of the Fund's net assets which was generally consistent with the strategic weight of 24% set by the Managing Member for GED as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GED returned 1.52% and 6.71%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

     THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 was marked by strength in the credit markets, mixed performance by the equity markets, two interest rate hikes of 25 basis points each by the Federal Reserve (raising the overnight lending rate to 1.75%), and a reduction in implied equity volatility, with the VIX trading down to 13.3 from 14.3. For the quarter, the MSCI World Index returned -1.00%, the S&P 500 Index returned -1.87%, the Lehman Aggregate Bond Index returned 3.20%, and the Merrill Lynch US High Yield Master II Index returned 4.63%. The U.S. Treasury market was volatile, as yields fell from 4.58% at the beginning of the quarter to end the quarter at 4.12%. While the high yield market was positive in each of the quarter's three months, the equity markets experienced their worst month of performance to date this year during July, recovering partially in the two subsequent months. GED Advisors performed well in an environment where catalysts like bankruptcy filings and restructuring announcements, the aforementioned strength in the high yield market, and the tightening of spreads in specific merger and acquisition deals enabled different areas of the portfolio to contribute positively.

     High yield credit spreads tightened by 20 basis points, ending the quarter at 384 basis points over U.S. Treasury bonds, and $30 billion of new high yield paper was issued, bringing year-to-date issuance to $110 billion. GED's high yield- and credit-focused Advisors were rewarded for strong credit selection, and several Advisors continued to increase their short exposure in order to maintain a more balanced book of long and short positions. This is a continuation of a trend that started several months ago. This short exposure has hurt some GED Advisors, but they continue to position their books judiciously given that credit spreads, in general, are at their tightest levels in years. Specifically, opportunities for GED Advisors may arise in certain secured credits within the airline sector where spreads have broadly widened to over 1,700 basis points over U.S. Treasuries spurred by negative announcements from several major airlines.

     Global merger and acquisition volume for the quarter totaled $420 billion, a 36% increase over third quarter activity in 2003. The third quarter of 2004 saw resurgence in the merger arbitrage space.

     NINE MONTHS ENDED SEPTEMBER 30, 2004

     The first three quarters of 2004 were marked by rising interest rates, concerns over the situation in Iraq, the upcoming U.S. presidential election, and low implied equity volatility. Since the beginning of 2004, the VIX has traded in a range between 13 and 18, high yield credit spreads have tightened from 418 basis points to 384 basis points over U.S. Treasuries, and the Merrill Lynch US High Yield Master II Index has returned 6.05%.

     The first quarter of 2004 saw high yield credit spreads widen slightly, while the second and third quarters saw a tightening of high yield credit spreads. High yield new issuance for the first nine months of the year was robust at approximately $110 billion (compared to the record $140 billion of high yield debt that was issued in 2003). Many GED Advisors performed well by focusing on arbitrage and shorting opportunities in the credit markets.

     On the merger and acquisition front, global merger and acquisition volume, at over $1.3 trillion for the first three quarters, has surpassed last year's total deal volume. The first quarter of the year witnessed three key large deals. The second quarter saw some of the momentum from the first quarter slow, with no very large deals announced. In addition, the termination of a large deal in the defense sector negatively impacted a number of GED Advisors in their risk arbitrage portfolios. The third quarter of 2004 saw a tightening of spreads in several large deals enabling GED Advisors to generate profits.

PERFORMANCE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

     For the three and nine month periods ended September 30, 2003, the Fund's net trading profit was $7,636,941 and $46,509,889, respectively.

OVERVIEW

     The table below illustrates the portfolio weighting of each Investment Fund as of September 30, 2003, as well as each Investment Fund's net return for the three and nine month period ended September 30, 2003.


--------------------------- -------------------- ---------------------- ------------------------
     INVESTMENT FUND         PORTFOLIO WEIGHT     THREE MONTHS ENDED       NINE MONTHS ENDED
                                    (1)           SEPTEMBER 30, 2003      SEPTEMBER 30, 2003
                                                    NET RETURN (2)          NET RETURN (2)
--------------------------- -------------------- ---------------------- ------------------------
           GTT                    25.85%                (0.01%)                  8.08%
--------------------------- -------------------- ---------------------- ------------------------
           GELS                   13.82%                (1.00%)                  4.86%
--------------------------- -------------------- ---------------------- ------------------------
           GRV                    37.72%                 1.15%                   5.10%
--------------------------- -------------------- ---------------------- ------------------------
           GED                    22.69%                 2.36%                  12.90%
--------------------------- -------------------- ---------------------- ------------------------

     (1)  As a % of the Fund's net assets.

     (2) These returns are based on Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Fund's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three and nine months ended September 30, 2003, the Fund's Class A Series 1 Units returned 0.47% and 6.14% net of fees and incentive allocation.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and nine month period ended September 30, 2003, is described in the following.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of September 30, 2003, GTT represented approximately 25.9% of the Fund's net assets which was generally consistent with the weighting of GTT as part of the Fund throughout the nine months ended September 30, 2003. GTT returned (0.01%) and 8.08%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2003.

    THREE MONTHS ENDED SEPTEMBER 30, 2003

     The third quarter of 2003 was marked by the continued rally in global equities and a sharp sell-off in global fixed income markets early in the period. The MSCI World Index rose throughout the quarter, as the prospect of improved economic growth increased, extending its streak of consecutive positive months to six. The quarter began quite differently in the fixed income markets, with the Lehman Aggregate Bond Index falling by 3.36% in July, its worst month since December 1981, and the yield on the U.S. Treasury's 10-year note rising by over 150 basis points from its 45-year low in mid-June. Rising interest rates and strong equity markets, along with reports of higher consumer spending, increased productivity, and stronger-than-expected growth continued to suggest that the U.S. economy was on its way to recovery. The general optimism surrounding the U.S. economy led to the strengthening of the U.S. dollar early in the quarter. Despite the positive outlook, however, concerns regarding the lack of job creation and low levels of capital expenditures remained, suggesting that the economic recovery scenario was not as strong as it appeared. This was reflected in weakening investor sentiment, which, according to the Conference Board's consumer confidence index, reached its lowest point in September since the end of the war in Iraq. These factors have led many economists and investors to believe that, in absence of inflationary pressures,  the  Federal  Reserve  will  maintain  the  low  interest  rate
environment.   Globally,  prospects  for  increased  economic  growth  were strongest in Japan, as both the Japanese equity markets and the Yen strengthened substantially in the third quarter.

     GTT bounced back after a difficult period in July and August to post a strong return in September. Early in the third quarter, it suffered losses primarily in global fixed income instruments and currencies, as the U.S. Treasury market endured a strong sell-off beginning in mid-June, and the U.S. dollar appreciated after a sustained decline. As the quarter progressed, Advisors began to take advantage of the Japanese reflationary theme, driven by signs of strength in the Japanese economy and expectations of stronger commitment from Japanese policy makers. The majority of profits for the quarter were attributed to this theme, with gains made specifically in long positions in Japanese Yen, short positions in Japanese government bonds, and long positions in equity indices in the Pacific Rim. GTT also earned substantial profits in long positions in soy products, as well as in base and precious metals. Losses sustained in U.S. and European interest rates earlier in the quarter proved to be the most substantial negative contributors to performance.

     NINE MONTHS ENDED SEPTEMBER 30, 2003

     Negative news regarding the economy, combined with uncertainty surrounding the conflict in the Middle East, caused trends that had been observed since December--falling equities, dropping interest rates, a declining dollar, and rising energy and gold price--to continue in January, February, and early March. On March 13, however, these trends reversed sharply; bonds sold off, oil prices dropped, and the dollar and equity markets rose. The large move was fueled by general optimism about a quick resolution of the war in Iraq. In April, equity markets continued the rally that began in mid-March, shortly before the war in Iraq. The sustained rise in equities, which continued throughout the third quarter, was attributed primarily to relief about the successful outcome of the war, a rebound in consumer sentiment, and hope for renewed corporate and consumer spending. Performance of the fixed income markets was mixed throughout the second quarter. Bond prices remained flat in April but rose substantially in May on fears of U.S. deflation. This rally was then followed by a sharp reversal in June. The sell-off in bonds continued into the third quarter, with the Lehman Aggregate Bond Index falling by 3.36% in July, its worst month since December 1981; U.S. 10-year Treasury note yields rose over 150 basis points from a 45-year low in mid-June. In currencies, the dollar continued its decline until mid-June before strengthening for much of the third quarter due to the Federal Reserve's smaller-than-expected rate cut, concerns about the European economy, and optimism regarding a U.S. economic recovery.

     Early in the year, GTT profited in energy, currencies, and fixed income. In energy, the majority of profits came in natural gas. Moderate gains were also made in other areas of the energy complex--namely in crude oil and gasoline. Gains in foreign exchange were attributed primarily to the weakening dollar, while profits in fixed income were made largely in Eurodollars and European and Japanese government bonds. Gains in these areas, however, were partially offset by a sharp reversal of trends, beginning on March 13, as Advisors gave back some of the profits they had accumulated throughout the quarter. Following the reversal, GTT experienced flat performance in April, followed by a very strong month in May, when short U.S. dollar and long fixed income positions were once again profitable. GTT experienced a reversal in mid-June, leading to a mild loss for the month. Commodities proved difficult throughout most of the second quarter, with losses incurred in agricultural products, metals, and energy. The first two months of the third quarter were challenging, as a strong sell-off  in the U.S.  Treasury  market  and the  appreciation  of the U.S.
dollar resulted in losses in global fixed income instruments and currencies. Driven by signs of strength in the Japanese economy, the majority of profits for the quarter were made in long positions in Japanese Yen, short positions in Japanese government bonds, and long positions in equity indices in the Pacific Rim. Commodities also proved profitable for the quarter, with gains in long soy product positions, as well as in base and precious metals.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2003, GELS represented approximately 13.8% of the Fund's net assets which was generally consistent with the weighting of GELS as part of the Fund throughout the nine months ended September 30, 2003. GELS returned (1.00%) and 4.86%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2003.

     THREE MONTHS ENDED SEPTEMBER 30, 2003

     Strong second quarter earnings results announced in July provided support for equity markets early in the third quarter. However, rising interest rates and economic reports during the period continued to send mixed signals regarding the strength of the U.S. economy, calling into question the degree to which the anticipated second-half recovery will materialize.

     NINE MONTHS ENDED SEPTEMBER 30, 2003

     The year began with highly volatile global equity markets, due in large measure to the uncertainty surrounding the U.S.-led Iraqi war. A rally in January was followed by a reversal through the end of the month into mid-February. In March, the markets continued to experience large intra-month moves, with the S&P 500 Index fluctuating significantly as more news on the war in Iraq, and its cost and longer-than-expected duration, caused investors to take a cautious stance.

     Low interest rates, a weak dollar, and reduced tax rates bolstered the equity markets in the second quarter, as hope remained strong for an economic recovery in the second half of the year. Market resiliency was strong in spite of several high profile negative earnings pre-announcements. By the end of the quarter, it became clear that both fundamentals across many industries and market sentiment had improved materially.

     GELS Advisors benefited from the equity market rally to generate positive returns through the end of the third quarter of 2003.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of September 30, 2003, GRV represented approximately 37.7% of the Fund's net assets which was generally consistent with the weighting of GRV as part of the Fund throughout the nine months ended September 30, 2003. GRV returned 1.15% and 5.10%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2003.

     THREE MONTHS ENDED SEPTEMBER 30, 2003

     The trading environment in the third quarter of 2003 was a difficult one for GRV Advisors, with tight credit spreads and highly volatile equity and fixed income markets.

     Fixed income arbitrage Advisors experienced one of the worst sell-offs in interest rate products in recent history. From a trading perspective, the market presented a very volatile environment, with numerous opportunities to establish new trades. The most profitable Advisors were able to sit on the sidelines during the sell-off and accumulate large positions as security prices dislocated from each other due to the market's chaotic behavior. As the environment cooled toward the end of the quarter, and those dislocations began to correct themselves, the trades produced significant profits.

     Convertible bond arbitrage trading saw an increase in bond issuance, which added much-needed supply to the market throughout the third quarter of 2003. However, the performance boost which should have resulted from the open issuance window in July and August was mitigated by a series of events which caused irrational selling and reductions in valuations. Equity volatility, which contributes positively to the valuation of the conversion options embedded in all convertible bonds, continued its year-long decline and compressed even further in July and August. Credit spreads stabilized at their already tight levels, which maintained rich valuations for bonds but failed to add incremental profits. Interest rates took a sharp turn upwards during July, on the back of the Federal Reserve's interest rate increase, and caught many Advisors by surprise, if they were not hedged. Finally, concerns over increasing dividend payments by companies which had issued convertible bonds, a negative event for bond arbitrageurs, remained elevated during the quarter and kept valuations down. As a result, the convertible market sold off across the board as the strategy experienced one of the worst bear markets in its history.

     Equity market neutral Advisors began the third quarter of 2003 on the back of a difficult second quarter, during which equity markets were driven primarily by emotion and sentiment, rather than fundamentals. This created a difficult environment for fundamentally driven quantitative strategies, as these strategies utilize sophisticated computer models to analyze stocks for hidden value and growth opportunities, and are not successful in identifying which stocks are likely to outperform in sentiment-driven markets. However, the markets began to turn around toward the end of the quarter, as economic growth indicators showed improvement, and investors began to focus on stock fundamentals once again. Market-neutral strategies finished the quarter with modest results, as Advisors' quantitative systems successfully identified opportunities in value stocks over growth stocks.

     NINE MONTHS ENDED SEPTEMBER 30, 2003

     The markets saw significant volatility over the first three quarters of 2003, as geopolitical risks and uncertainty regarding the economic health of key global markets evoked confusion and caution on the part of investors.

     Fixed income markets experienced significant volatility, resulting in increased investment opportunities for Advisors who were able to identify dislocations in the relative pricing of many fixed-income securities. The consensus among GRV Advisors was that the transition to an environment of rising interest rates, either later in 2003 or sometime in 2004, will present challenges but may result in trading opportunities for Advisors skilled enough to capitalize on them.

     Convertible bond arbitrage strategies saw a positive environment during the first three quarters of 2003, primarily due to strengthening corporate bonds. Although equity volatility continued to decline, hurting traditional convertible trades, losses in this area were more than offset by profitable credit opportunities. Although the period ended with a significant and sudden sell-off in the interest rate market, GRV Advisors avoided bond-specific issues and posted positive results for the nine-month period.

     Equity market neutral Advisors experienced a challenging trading environment during most of the period, as their quantitative models, designed to seek fundamentally cheap stocks based on classic valuation metrics, were faced with markets driven primarily by sentiment. Although investors appeared to refocus on corporate fundamentals following the war in Iraq, equity market neutral strategies continued to be subject to periods of emotional trading during the third quarter and ended the period flat to modestly profitable.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2003, GED represented approximately 22.7% of the Fund's net assets which was generally consistent with the weighting of GED as part of the Fund throughout the nine months ended September 30, 2003. GED returned 2.36% and 12.90%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2003.

     THREE MONTHS ENDED SEPTEMBER 30, 2003

     Despite being up for the third quarter of 2003, the equity markets lost ground in the month of September. Volatility, which was stable throughout most of the quarter, inched up in the last couple of weeks, and the VIX ended the quarter at approximately 23%. The S&P 500 ended the quarter up 2.65%, with the economy continuing to show mixed signs. U.S. Treasuries were down for the quarter, pushing the benchmark 10-year Treasury note yields up from 3.51% to 3.94% at quarter-end. The quarter was marked by very high levels of volatility in the Treasury market, which experienced one of its worst months in July but subsequently recovered and showed some strength in September. During the quarter, none of the sub-strategies experienced negative performance.

     The distressed and high yield markets experienced another good quarter. The Merrill Lynch US High Yield Master II Index was up approximately 2.6%, primarily due to its strong performance in September. Mutual fund capital inflows into high yield weakened significantly, as they totaled only $300 million, compared to $9 billion of inflows in the second quarter. Credit spreads tightened by approximately 60 basis points, to 543 basis points over U.S. Treasuries. The high yield new issuance market, which was quiet in the middle of the quarter due to the summer cycle, picked up momentum in the second half of September, with more than $9 billion of new deals. High yield new issuance is approximately $104 billion year-to-date, on pace with the 1998 record of $138 billion.

     In the corporate special situations area, the strong refinancing environment led to many attractive capital structure arbitrage, litigation, and spin-off opportunities, and GED Advisors benefited from a number of situations which came to fruition during the third quarter. Many GED Advisors continued to see a strong pipeline of investable events.

     On the merger and acquisition front, global merger and acquisition volume, at $945 billion, was down 9% compared to the first three quarters of 2002. In the third quarter alone, deal activity was down 10%, to $296 billion, compared to the third quarter of 2002. The decline in merger and acquisition activity was due primarily to lackluster U.S. activity, as European merger and acquisition volume was flat, and Asia-Pacific activity was up by 6% compared to 2002 levels. To that end, GED's emphasis on building a global portfolio of risk arbitrage was proved beneficial during this time period.

     NINE MONTHS ENDED SEPTEMBER 30, 2003

     The first three quarters of 2003 witnessed a strong period for equity and credit markets. The year began with high volatility, as the market focused on the uncertainty of the war in Iraq, as well as the state of the economy. The S&P 500 recovered from a difficult first quarter to end the first nine months up 14.72%, the Lehman Aggregate Bond Index was up 3.77%, and the Merrill Lynch US High Yield Master II Index was up 20.96%. During this nine-month period, corporate data was mixed, with earnings announcements generally exceeding dampened expectations. The sub-strategies experienced positive performance in this time period.

     The distressed and high yield markets performed well, with high yield spreads tightening in each of the three quarters to end at 543 basis points over U.S. Treasuries, representing a tightening of over 300 basis points from the beginning of the year. While the credit rally was widespread across sectors (utilities, cable and media, financial services, air transport) and quality, lower quality paper was the biggest beneficiary. High yield new issuance was robust at $104 billion year-to-date, on pace with the 1998 record of $138 billion. The outlook for the distressed sector remains positive, as more corporations refinance their maturing debt, delever their balance sheets, and sell off non-core assets.

     Corporate special situations were active in both the US and Europe. Debt refinancings, corporate restructurings, litigation situations, and the impact of government regulations provided good opportunities for GED Advisors.

     On the merger and acquisition front, the year got off to a slow start as a result of geopolitical uncertainty. As the year progressed, activity picked up, with Europe witnessing more activity than the U.S. Global announced deal volume stood at $945 billion for the first three quarters of 2003, a 9% decrease compared to the first three quarters of 2002.

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

INTEREST INCOME

     Interest income for the three and nine months ended September 30, 2004 was $114,412 and $490,645, respectively, compared to the three and nine months ended September 30, 2003 of $19,873 and $97,943. The Fund's interest income fluctuates with the level of cash available to invest.

EXPENSES

     The Management Fee for the three and nine months ended September 30, 2004 was $2,918,115 and $8,986,922, respectively, compared to the three and nine months ended September 30, 2003 of $2,892,482 and $6,671,298, respectively. Because the Management Fee is calculated as a percentage of the Fund's net assets as of each month end, the increase in the expense was due to the increase in the Fund's net assets for the periods ended September 30, 2004 compared to the same periods in 2003.

     Interest expense for the three and nine months ended September 30, 2004 was $121,684 and $544,094, respectively, compared to the three and nine months ended September 30, 2003 of $0 and $0, respectively. The interest expense relates to the borrowing facility that was not outstanding during the periods ended September 30, 2003.

     Professional fees and miscellaneous expenses for the three and nine months ended September 30, 2004 were $585,698 and $1,601,831, respectively, compared to the three and nine months ended September 30, 2003 of $167,792 and $793,070, respectively. The increase in professional fees and miscellaneous expenses for the periods ended September 30, 2004 was primarily due to additional services rendered by the Fund's legal providers related to the ongoing operations of the Fund and registration with the SEC.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and nine months ended September 30, 2004 was ($11,297) and $264,315, respectively, compared to the three and nine months ended September 30, 2003 of $229,811 and $1,957,157, respectively. The change in Incentive Allocation is due to the increase/decrease in new appreciation, as defined, for those periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Fund's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Fund's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Fund periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. The Fund cannot predict the level of redemptions in the Fund for any semi-annual period until 60 days prior to the redemption date when written notice must be given to the Managing Member. The Fund endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Fund faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Fund enables the Fund to control and to some extent avoid a liquidity problem. However, substantial redemptions of units in the Fund ("Units") could require the Fund to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Fund.

     The Fund may elect to fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Fund's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Since July 2003, the Fund has only taken in investments from existing investors and limited subscriptions from new qualified investors, however the Fund will begin accepting additional amounts of new subscriptions starting in October 2004. The Fund may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Fund and the continued growth of the Fund will be determined by the Managing Member in its sole discretion. Although the Managing Member will begin to receive new subscriptions to the Fund in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Fund seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Fund, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Fund received investments from new and existing investors of $11.3 million and $32.2 million during the three and nine months ended September 30, 2004 and $130.5 million and $523.4 million during the three and nine months ended September 30, 2003.

     The Fund paid out redemption proceeds of $10.5 million and $11.0 million during the three and nine months ended September 30, 2003, respectively, and paid out redemption proceeds of $31.7 million and $66.2 million during the three and nine months ended September 30, 2004, respectively.

     The Fund and each Investment Fund may, but is not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Fund entered into a borrowing facility with a major financial institution (the "Facility Counterparty"). The facility is structured as a call spread option that has been issued by the Fund to the Facility Counterparty. Under the terms of the facility, the Fund receives cash and redeposits the amount with the Facility Counterparty in a collateral account. The Fund has the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Fund may draw, at any given time, up to the total amount of the collateral account at the time of withdrawal. However, in no event can the amount which the Fund may draw under the facility exceed 5% of the Fund's net asset value. The effective interest rate on funds drawn from the collateral account is LIBOR + 0.875%. The Fund also pays the equivalent of a commitment fee of 0.25% on the undrawn funds. The facility expired on July 15, 2004 and the Fund has renewed the facility on a month-to-month basis. As of December 31, 2003, the Fund had received an amount of $47.5 million under the facility, all of which had been redeposited as collateral and remained undrawn. In February 2004, the size of the facility was reduced to $20.4 million. As of September 30, 2004, the Fund had received an amount of $20.4 million, all of which had been redeposited as collateral and remained undrawn. The Facility Counterparty may terminate the facility upon the occurrence of certain events, including: (i) certain specified declines in the Fund's net asset value, (ii) the incurrence of indebtedness or liens by the Fund, subject to certain exceptions, (iii) if the Fund does not maintain certain prescribed diversification of its investments, (iv) if the Managing Member is no longer the manager of the Fund, or (v) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund currently has a similar facility with the Facility Counterparty.

     As of September 30, 2004, the Fund had cash and cash equivalents on hand of $21.3 million. As of December 31, 2003, the Fund had cash and cash equivalents on hand of $48.4 million.

     Investments as of September 30, 2004 were $941.9 million as compared to $970.9 million as of December 31, 2003. The decrease is primarily due to net redemptions made by the Fund from the Investment Funds during the nine month period ended September 30, 2004.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2004 was $1.9 million as compared to $4.0 million as of December 31, 2003. The decrease in due to managing member is primarily due to the timing of the payment of the management fee to the Managing Member.

     The Fund generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Fund together with borrowings under the borrowing facility will be adequate to fund its operations and liquidity requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 150

     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares should be classified as liabilities if they are mandatorily redeemable (i) on a fixed or determinable date or (ii) upon an event certain to occur. All forms of equity, including common stock, preferred stock and partnership interests, are considered an issuer's shares under SFAS 150. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Fund has adopted SFAS 150 in its financial statements for the year ended December 31, 2003. The adoption of SFAS 150 impacted the presentation of the Fund's December 31, 2003 financial statements by reducing the Fund's net asset value by $34.5 million to reflect Member redemptions that were effective as of January 1, 2004, but had no impact on the NAV per Unit.

FASB INTERPRETATION NO. 46(R)

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investments at fair value. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Fund's net assets or net increase in net assets resulting from operations. The Fund understands that the Scope Project has been approved for issuance by the FASB, and retained these provisions. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R) or other accounting standards.

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

     The Fund's investments in Investment Funds are subject to terms and conditions of their respective operating agreements. The investments are carried at fair value as determined by the Fund's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations are made based on information the Investment Funds receive from the Advisors. This information is generally not subject to audit procedures, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. Neither the Fund nor the Investment Funds generally will receive independent valuations from third party administrators or from any of the Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Fund's Form 10 as filed on April 29, 2004, as amended on June 28, 2004 and as further amended on October 14, 2004 (the "Form 10").

OFF BALANCE SHEET RISK

     There are no off-balance sheet or contingent liabilities at the Fund level.

CONTRACTUAL OBLIGATIONS

     The Fund does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Fund, through the Investment Funds, as of September 30, 2004 and as of December 31, 2003, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2004 to September 30, 2004 and from January 1, 2003 to December 31, 2003. Because of the speculative nature of the investments that the Fund engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Fund is at risk.

                     NINE MONTHS ENDED SEPTEMBER 30, 2004               YEAR ENDED DECEMBER 31, 2003
                  ----------------------------------------    ---------------------------------------
                      % of                        Net Income
                    Members'       Fair Value/      (in            % of        Fair Value/    Net Income
     Investment      Equity         Value at       millions)     Members'        Value          (in
      Fund            (5)           Risk            (5)           Equity        at Risk        millions)  Liquidity
  -------------   -----------   -------------    ---------      ----------   -------------   -----------  ---------
GTT                  22.2%       $208,258,188       ($9.5)         26.7%      $249,583,571       $18.6     (3)

GELS                 20.5%        192,787,154         3.2          15.0%       140,117,348        15.6     (2)

GRV                  33.0%        309,416,330         8.3          38.5%       359,311,989        19.4     (2)

GED                  24.6%        231,397,994        13.9          23.8%       221,899,920        28.3     (1)
                  -----------   -------------    -----------     ---------   -------------    ----------

TOTAL               100.3%(4)    $941,859,666       $15.9         104.0%(4)   $970,912,828       $81.9
                  ===========   =============    ===========    ==========    ============    ==========
    ____________________

 (1)  Effective July 2004,  redemptions can be made  semi-annually with 45 days' notice, or at the sole discretion of the Managing Member.

 (2)  Effective July 2004,  redemptions  can be made quarterly  with 45 days'  notice,  or at the sole discretion of the Managing Member.

 (3)  Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the Managing Member.

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

     The managing member of the Investment Funds monitors Advisors to prevent style drift. Style drift is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Fund's Form 10.

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

     Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investment Funds were 27% GTT, 15% GELS, 39% GRV and 24% GED as of December 31, 2003 and 22% GTT, 21% GELS, 33% GRV and 25% GED as of September 30, 2004. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Fund from each investment sector and may in its sole discretion re-allocate the Fund's assets as it deems advisable. Through June 30, 2004, the Managing Member had not made any material modifications to initial strategic allocations. The adjustment to the weights implemented as of July 1, 2004 reflects the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation, (as they had prior to July 1, 2004) but rather the weights have been adjusted to incorporate the Managing Member's updated view of expected returns for each of the Investment Funds. As of July 1, 2004 the strategic weights have been set to 23% GTT, 20% GELS, 33% GRV, and 24% GED. This reweighting reflects revised expectations for risk, return, and correlation as well as the Managing Member's judgment. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From July 1, 2004 to September 30, 2004, aggregate subscriptions totaled $ 11.3 million. Details of the sale of the series of Units are as follows:


                      Class and                                        Total
                      Series of      Number of       Number of     Subscription
Date of Sale            Units       Units Sold       Investors         Amount
------------          ----------    -----------     ----------     ------------
July 1, 2004             A3           83,222            9          $8,322,174
-----------------     ----------    -----------     ----------     ------------
August 1, 2004           A4           12,734            4          $1,273,434
-----------------     ----------    -----------     ----------     ------------
September 1, 2004        A5           17,500            3          $1,750,000
-----------------     ----------    -----------     ----------     ------------
    Total                -           113,456           16          $11,345,608
-----------------     ----------    -----------     ----------     ------------

     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Fund's limited liability company agreement, holders of Units may redeem their Units upon 60 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Fund for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Fund to the extent accrued or otherwise attributable to the Units being redeemed.

     The following table summarizes the redemptions by holders of Units during the three months ended September 30, 2004:

                       --------------- ---------------- -------------

                           PERIOD       TOTAL NUMBER    NAV PER UNIT
                                          OF UNITS
                                        REDEEMED (1)
                      --------------- ---------------- -------------
                        July 1, 2004       276,457         114.58
                      -------------- ---------------- -------------
                           Total           276,457           -
                      --------------- ---------------- -------------

                      (1)    Class A Series 1 Units.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

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

     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10. The Fund or the Managing Member do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Fund or Fund or on their behalf.

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

                                 Signatures

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


                                         GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                                         (Registrant)



                                         By:  Goldman Sachs Princeton LLC
                                              Managing Member

Date:  November 15, 2004                      By:  /s/ Tobin V. Levy
                                                   --------------------------
                                                   Tobin V. Levy
                                                   Managing Director and Chief
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