Form 10-Q
period 2005-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2005-05-16
CIK 1173394

--------------------------------------------------------------------------
                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------
                                 FORM 10-Q
                              ---------------

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period _____ from to _____

                        Commission File Number: 000-50723

                     GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-3638229
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
          of incorporation)

         701 MOUNT LUCAS ROAD
         PRINCETON, NEW JERSEY                                  08540
  (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 609-497-5500

                              ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


--------------------------------------------------------------------------


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Schedule of Investments as of March 31, 2005 and
     December 31, 2004....................................................1

     Balance Sheet as of March 31, 2005 and December 31,
     2004.................................................................2

     Statement of Operations for the three months ended March 31, 2005 and
     2004.................................................................3

     Statement of Changes in Members' Equity for the three months ended March 31, 2005 and for the year ended December 31,
     2004.................................................................4

     Statement of Cash Flows for the three months ended March 31, 2005 and March 31, 2004...................................................5

     Notes to Unaudited Financial
     Statements...........................................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.............................................................31

ITEM 4. CONTROLS AND PROCEDURES..........................................34


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS.........................................................35

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............35

ITEM 5. OTHER INFORMATION................................................36

ITEM 6. EXHIBITS.........................................................38

SIGNATURES...............................................................39

INDEX TO EXHIBITS........................................................40


ITEM 1. FINANCIAL STATEMENTS

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                          SCHEDULE OF INVESTMENTS

                    MARCH 31, 2005 AND DECEMBER 31, 2004


                                   (Unaudited)                          (Audited)
                                      2005                               2004
                          -----------------------------   -------------------------------------
                                                                                         % of
                                                % of                        % of       adjusted
                                Fair          members'       Fair          members'     members'
        Investee               value          equity (1)     value         equity (1)  equity (2)
----------------------     --------------     ---------  -------------     ----------  -----------

    Goldman Sachs Global
  Equity Long/Short, LLC  $   215,085,733      20.16%   $   226,276,134     23.63%      20.84%

    Goldman Sachs Global
       Event Driven, LLC      261,423,862      24.51%       268,186,702     28.01%      24.69%

    Goldman Sachs Global
     Relative Value, LLC      354,415,113      33.22%       350,409,379     36.60%      32.27%

    Goldman Sachs Global
       Tactical Trading,
                     LLC      241,354,360      22.62%       248,081,137     25.91%      22.84%
                          ---------------     -------   ---------------    -------     -------
       Total investments
  (cost $942,419,291 and
           $945,867,114,
           respectively)  $ 1,072,279,068     100.51%   $ 1,092,953,352    114.15%     100.64%
                          ===============     =======   ===============    =======     =======

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

The Goldman Sachs Hedge Fund Partners, LLC proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members' equity. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members' equity. Information regarding the investment portfolio for certain underlying investments of the Investees was not available.



                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                               BALANCE SHEET

                    MARCH 31, 2005 AND DECEMBER 31, 2004

                                   ASSETS
                                   ------

                                                            (Unaudited)              (Audited)
                                                                2005                    2004
                                                        ---------------------  -------------------
Assets:
     Cash and cash equivalents                          $            163,220   $           218,797
     Investments (cost $942,419,291
         and $945,867,114, respectively)                       1,072,279,068         1,092,953,352
                                                        ---------------------  -------------------
        Total assets                                    $      1,072,442,288   $     1,093,172,149
                                                        =====================  ===================


                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

Liabilities:
     Due to bank                                        $          4,027,608   $         3,000,000
     Redemptions payable                                                   -           128,546,636
     Due to managing member                                        1,066,198             3,247,774
     Accounts payable and accrued liabilities                        518,886               922,506
                                                        ---------------------  -------------------
        Total liabilities                                          5,612,692           135,716,916


Members' equity (units outstanding 9,066,826.90 and
8,106,803.34, respectively)                                    1,066,829,596           957,455,233
                                                        ---------------------  -------------------

        Total liabilities and members' equity           $      1,072,442,288   $     1,093,172,149
                                                        ====================   ===================

Analysis of members' equity:
     Net capital contributions, accumulated net
     investment income/(loss) and realized
     profit/(loss)                                      $        936,969,819   $       810,368,995
     Accumulated net unrealized profit/(loss)           $        129,859,777   $       147,086,238





                          See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                          STATEMENT OF OPERATIONS

                                (UNAUDITED)

             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                          2005                 2004
                                                    ----------------    -----------------
Income from trading:
   Equity in earnings of Investees:
      Realized profit/(loss)                        $   19,392,177       $    3,431,534
      Changed in unrealized profit/(loss)              (17,226,461)          27,395,631
                                                    ----------------     ----------------

      Net trading profit/(loss)                          2,165,716           30,827,165

Interest income                                             18,591              286,354

Expenses:
   Management fee                                        3,216,389            3,049,319
   Interest expense                                         32,233              321,272
   Professional fees                                        31,350              428,217
   Miscellaneous expenses                                    1,149                    -
                                                    ----------------     ----------------
   Total expenses                                        3,281,121            3,798,808
                                                    ----------------     ----------------
      Net investment income/(loss)                      (3,262,530)          (3,512,454)
                                                    ----------------     ----------------
Net income/(loss)                                       (1,096,814)          27,314,711

   Less:  Incentive allocation to the managing
      member                                                13,167            1,365,736
                                                    ----------------     ----------------
Net income/(loss) available for pro-rata
   allocation to members                            $   (1,109,981)      $   25,948,975
                                                    ================     ================







                          See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                  STATEMENT OF CHANGES IN MEMBERS' EQUITY

           FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
               AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)


                                   Managing                                               Total
                                   member's           Members'         Members'          members'
                                    equity             units            equity            equity
                                 ------------    -----------------   --------------    --------------

Balance at December 31, 2003    $           -         8,540,512.41   $  933,245,742     $ 933,245,742

Subscriptions                               -         1,238,393.44      126,385,622       126,385,622
Redemptions                        (2,902,854)       (1,321,377.58)    (157,329,006)     (160,231,860)
Share class conversion                      -          (350,724.93)               -                 -
Allocations of net
income/(loss):
   Incentive allocation             2,902,854                   -                 -         2,902,854
   Pro-rata allocation                      -                   -        55,152,875        55,152,875
                                 ------------    -----------------   --------------    --------------

Balance at December 31, 2004                -         8,106,803.34      957,455,233       957,455,233

Subscriptions                               -         1,104,711.77      110,471,177       110,471,177
Share class conversion                      -          (144,688.21)               -                 -
Allocations of net
income/(loss):
   Incentive allocation                13,167                   -                 -            13,167
   Pro-rata allocation                      -                   -        (1,109,981)       (1,109,981)
                                 ------------    ----------------    ---------------   ---------------

Balance at March 31, 2005       $      13,167        9,066,826.90    $1,066,816,429    $1,066,829,596
                                =============    ================    ==============    ==============








                          See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                                                2005               2004
                                                           ---------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                     $  (1,096,814)   $   27,314,711

Adjustments to reconcile net income/(loss) to net
  cash from operating activities:
     Purchases of investments                                (75,260,000)       (7,845,756)
     Proceeds from sales of investments                       98,100,000        25,823,618
     Realized (profit)/loss from sales of
     investments                                             (19,392,177)       (3,431,534)
     Change in unrealized (profit)/loss                       17,226,461       (27,395,631)

(Increase)/decrease in operating assets:
     Other assets                                                      -            77,464
Increase/(decrease) in operating liabilities:
     Due to managing member                                   (2,181,576)       (1,925,371)
     Accounts payable and accrued liabilities                   (403,620)          362,512
                                                           ---------------  ---------------

Net cash from operating activities                            16,992,274        12,980,013
                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                           110,471,177        20,865,014
     Redemptions                                                       -       (18,040,275)
     Increase/(decrease) in Due to bank                        1,027,608       (26,911,147)
     Decrease in Redemption payable                         (128,546,636)      (16,489,350)
                                                           ---------------  ---------------

Net cash from financing activities                           (17,047,851)      (40,575,758)
                                                           ---------------  ---------------

     Net change in cash and cash equivalents                     (55,577)      (27,595,745)

Cash and cash equivalents at beginning of period                 218,797        48,423,637
                                                           ---------------  ---------------

Cash and cash equivalents at end of period                $      163,220   $    20,827,892
                                                          ===============  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the period for
interest                                                  $        4,625   $        -
                                                          ===============  ================



                          See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               MARCH 31, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in each of Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value, LLC ("GRV") and
Goldman Sachs Global Tactical Trading, LLC ("GTT") (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Hedge Fund Strategies LLC ("GS HFS"), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

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

The following table summarizes the Company's ownership in the Investees at March 31, 2005 and December 31, 2004:


                                   March 31, 2005
                   ---------------------------------------------------
                                            Company         % owned by
                   Investee equity         investment       the Company
                   ----------------- ------------------ --------------

GELS                 $706,053,207     $    215,085,733      30.46%
GED                   850,757,060          261,423,862      30.73%
GRV                   602,747,259          354,415,113      58.80%
GTT                   564,600,818          241,354,360      42.75%
                                       ---------------
   Total                                $1,072,279,068
                                       ===============

                                  December 31, 2004
                   ---------------------------------------------------
                                          Company           % owned by
                   Investee equity       investment        the Company
                   ----------------- ------------------ --------------

GELS               $  694,878,944         $ 226,276,134        32.56%
GED                   860,469,969           268,186,702        31.17%
GRV                   617,008,832           350,409,379        56.79%
GTT                   635,662,057           248,081,137        39.03%
                                        ---------------
   Total                                 $1,092,953,352
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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase and not held for resale to be cash equivalents. Cash equivalents consisting of time deposits, are held at major financial institutions to which the Company is exposed to risk. Cash equivalents are carried at cost plus accrued interest, which approximates market.

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

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the event driven, equity long/short, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in earnings of Investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor fund investments are valued at fair value as determined by the Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for the four Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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

The following table summarizes the Company's Equity in earnings of Investees for the three months ended March 31, 2005 and 2004:


                                Three months ended March 31,
------------    -----------   ---------------------------------
 Investee        Liquidity           2005            2004
------------    -----------   ---------------   ---------------

GELS                (1)         $ 2,277,599       $ 4,553,958
GED                 (2)           4,698,760         8,019,736
GRV                 (3)           1,952,934         8,084,655
GTT                 (4)          (6,763,577)       10,168,816
                              ---------------    -------------
   Total                        $ 2,165,716       $30,827,165
                              ===============    =+===========

(1) Redemptions could be made quarterly with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member. Effective July 2004, a twelve-month holding period is no longer required.
(2) Redemptions could be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member. Effective July 2004, a twelve-month holding period is no longer required.
(3) Redemptions could be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member. Effective July 2004, redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member and a twelve-month holding period is no longer required.
(4) Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the managing member.


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

Information regarding the actual management and incentive fees charged by the Advisors for the period presented was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at March 31, 2005 and 2004. The weighted average is based on the period ended market values of each Advisor investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

                     March 31, 2005                     March 31, 2004
               -------------------------        --------------------------
                Management     Incentive         Management      Incentive
    Investee       fees           fee              fees             fee
-------------  -----------   ------------       -------------   -----------
GELS              1.46%          19.85%            1.35%            19.80%
GED               1.45%          19.94%            1.40%            19.90%
GRV               1.63%          20.93%            1.53%            20.59%
GTT               1.99%          20.08%            1.96%            19.97%

The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at March 31, 2005 and December 31, 2004:

         Investee             March 31, 2005       December 31, 2004
     -----------------      ------------------   ---------------------

      GELS                     $ 185,417,893         $ 193,714,595
      GED                        209,930,938           213,989,105
      GRV                        321,217,153           315,948,238
      GTT                        225,853,307           222,215,176
                            ------------------   ---------------------
         Total                 $ 942,419,291         $ 945,867,114
                            ==================   =====================


NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, the Company pays a monthly administration fee to GS HFS in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended March 31, 2005 and 2004, the administration fee charged at the Investee level by GS HFS totaled $148,849, and $486,243 respectively.

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

NOTE 5 - DERIVATIVE CONTRACTS AND OTHER FINANCIAL INSTRUMENTS
-------------------------------------------------------------

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

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at March 31, 2005 and December 31, 2004.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at March 31, 2005 and December 31, 2004.

NOTE 7 - BORROWING FACILITY
---------------------------

The Company had entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was the London Interbank Offering Rate ("LIBOR"), plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.

On November 24, 2004, the Company entered into a five year credit facility with a new financial institution. Subject to rejection by the new financial institution, the Company may request to borrow up to $45.0 million. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is LIBOR plus 0.85%. The amount of the cash borrowed totaled $4.0 and $3.0 million at March 31, 2005 and December 31, 2004, respectively, and is included in Due to bank on the Balance Sheet. The Company granted a security interest in the Company's cash accounts and any other accounts that contain any other investment property of the Company.

NOTE 8 - MEMBERS' EQUITY
------------------------

At March 31, 2005, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A
Series 1 units. Transactions in units for non-managing members for the three months ended March 31, 2005 and the year ended December 31, 2004 are as follows:



                            Three months ended March 31, 2005        Year ended December 31, 2004
                         --------------------------------------   -----------------------------------
                              Units               Amount                Units              Amount
                         ---------------      -----------------    ----------------    --------------
Share Class Conversion
     Class A
         Series 1            911,205.28       $   109,573,710       4,493,143.70       $ 512,003,655
         Series 2               (687.41)              (71,818)       (415,994.14)        (44,920,761)
         Series 3            (83,221.74)           (8,734,155)       (752,365.57)        (80,402,510)
         Series 4            (12,734.34)           (1,346,355)       (879,574.26)        (94,683,681)
         Series 5            (17,500.00)           (1,850,110)       (654,391.41)        (69,753,438)
         Series 6           (298,400.00)          (31,325,187)       (836,120.00)        (86,760,878)
         Series 7           (412,100.00)          (42,863,013)     (1,210,045.71)       (125,529,478)
         Series 8           (231,250.00)          (23,383,072)        (86,289.39)         (9,029,305)
         Series 9                      -                     -         (8,313.51)           (845,096)
         Series 10                     -                     -           (774.64)            (78,508)
                         ----------------    ------------------   ----------------    ----------------
Total                       (144,688.21)      $                      (350,724.93)      $           -
                         ================    ==================   ================    ================

Subscriptions
      Class A
         Series 1                      -      $              -         182,499.95      $  20,796,273
         Series 2                      -                     -             687.41             68,741
         Series 3                      -                     -          83,221.74          8,322,174
         Series 4                      -                     -          12,734.34          1,273,434
         Series 5                      -                     -          17,500.00          1,750,000
         Series 6                      -                     -         298,400.00         29,840,000
         Series 7                      -                     -         412,100.00         41,210,000
         Series 8                      -                     -         231,250.00         23,125,000
         Series 9             244,566.36            24,456,636                  -                  -
         Series 10            546,895.41            54,689,541                  -                  -
         Series 11            313,250.00            31,325,000                  -                  -
                         ----------------    ------------------   ----------------    ----------------
Total                       1,104,711.77      $    110,471,177       1,238,393.44      $ 126,385,622
                         ================    ==================   ================    ================

Redemptions
      Class A
         Series 1                      -      $              -       1,321,377.58      $ 157,329,006
                         ----------------    ------------------   ----------------    ----------------
      Total                            -      $                      1,321,377.58      $ 157,329,006
                         ================    ==================   ================    ================



At March 31, 2005 and December 31, 2004, members' equity consists of the following:

                                      March 31, 2005                      December 31, 2004
                            -----------------------------------    ---------------------------------
                                Units               Net                Units              Net
                             outstanding        asset value         outstanding       asset value
                            --------------    -----------------    --------------    ---------------
Non-managing members
      Class A
         Series 1            7,962,115.13        $ 956,304,065      7,050,909.85      $ 847,881,523
         Series 2                       -                    -            687.41             71,818
         Series 3                       -                    -         83,221.74          8,734,155
         Series 4                       -                    -         12,734.34          1,346,355
         Series 5                       -                    -         17,500.00          1,850,110
         Series 6                       -                    -        298,400.00         31,325,187
         Series 7                       -                    -        412,100.00         42,863,013
         Series 8                       -                    -        231,250.00         23,383,072
         Series 9              244,566.36           24,427,231                 -                  -
         Series 10             546,895.41           54,939,715                 -                  -
         Series 11             313,250.00           31,145,418                 -                  -
                            --------------    -----------------    --------------    ---------------

              Subtotal       9,066,826.90       $1,066,816,429      8,106,803.34      $ 957,455,233
                            ==============                         ==============

   Managing member                                      13,167                                    -
                                              -----------------                      ---------------

   Total members' equity                        $1,066,829,596                        $ 957,455,233
                                              =================                      ===============


NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the three months ended March 31, 2005 are as follows:

                                                Class A     Class A     Class A      Class A
                                                Series 1    Series 9    Series 10    Series 11
                                               ----------  ----------  -----------  -----------
 Per unit operating performance:
      Net asset value, beginning of period      $ 120.25     $ 100.00    $ 100.00     $ 100.00
 Income from operations:
      Net trading profit/(loss)                     0.25         0.19        0.70        (0.46)
      Net investment income/(loss)                 (0.39)       (0.31)      (0.24)       (0.11)
                                               ----------  ----------  -----------  -----------
       Total income/(loss) from operations         (0.14)       (0.12)       0.46        (0.57)
                                               ----------  ----------  -----------  -----------

 Net asset value, end of period                 $ 120.11     $  99.88    $ 100.46     $  99.43
                                               ==========  ==========  ===========  ===========

 Ratios to average net assets (annualized):
      Expenses                                     1.27%        1.27%       1.27%        1.26%
      Incentive allocation                         0.00%        0.00%       0.02%        0.00%
                                               ----------  ----------  -----------  -----------
        Total expenses and incentive
          allocation                               1.27%        1.27%       1.29%        1.26%
                                               ==========  ==========  ===========  ===========

         Net investment income/(loss)             (1.26%)      (1.26%)     (1.29%)      (1.26%)
                                               ==========  =========== ===========  ===========

 Total return (prior to incentive allocation)     (0.12%)      (0.12%)      0.48%       (0.57%)
 Incentive allocation                             (0.00%)      (0.00%)     (0.02%)      (0.00%)
                                               ----------  ----------  -----------  -----------
     Total return                                 (0.12%)      (0.12%)      0.46%       (0.57%)
                                               ==========  =========== ===========  ===========


Financial highlights for the Company for the three months ended March 31, 2004 are as follows:

                                                Class A       Class A
                                                Series 1      Series 2
                                               ----------    ----------
Per unit operating performance:
    Net asset value, beginning of period       $ 113.95      $ 100.00
Income from operations:
     Net trading profit/(loss)                     3.71          2.07
     Net investment income/(loss)                 (0.61)        (0.39)
                                               ----------    ----------

        Total income/(loss) from operations        3.10          1.68
                                               ----------    ----------

Net asset value, end of period                 $ 117.05      $ 101.68
                                               ==========    ==========
Ratios to average net assets (annualized):
      Expenses                                     1.43%         1.50%
      Incentive allocation                         0.14%         0.09%
                                               ----------    ----------
        Total expenses and incentive               1.57%         1.59%
          allocation                           ==========    ==========

        Net investment income/(loss)              (1.57%)       (1.59%)
                                               ==========    ==========

 Total return (prior to incentive allocation)      2.86%         1.77%
 Incentive allocation                             (0.14%)       (0.09%)
                                               ----------    ----------
         Total return                              2.72%         1.68%
                                               ==========    ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of Goldman Sachs Hedge Fund Partners, LLC (the "Company") and the related notes thereto.

OVERVIEW

     The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. Goldman Sachs Hedge Fund Strategies LLC, a Delaware limited liability company, serves as the Company's managing member (the "Managing Member").

     As of March 31, 2005, the Company had total assets of $1,072,442,288 compared with total assets of $1,093,172,149 as of December 31, 2004. Liabilities of the Company totaled $5,612,692 as of March 31, 2005 compared with $135,716,916 as of December 31, 2004. Member's equity of the Company was $1,066,829,596 as of March 31, 2005 compared with $957,455,233 as of
December 31, 2004.

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with lower volatility than, and minimal correlations to, the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company's assets are invested in four Investment Funds: Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Tactical Trading, LLC ("GTT").

     Performance of the Company in any period will be dependent upon the performance by the four Investment Funds and the percentage of the Company's assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

     The Company's results depend on the ability of the Managing Member, including in its capacity as managing member of each of the Investment Funds, to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company's investments and since the Company's investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Company's past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     The following presents a summary of the operations for the three months ended March 31, 2005 and for the three months ended March 31, 2004, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE MONTHS ENDED MARCH 31, 2005

     The Company's net trading profit/loss for the three months ended March 31, 2005 was $2,165,716 compared to the three month period ended March 31, 2004 of $30,827,165.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of March 31, 2005, the Company had the following exposures:

---------------------- ------------------------- ----------------------
                           PORTFOLIO WEIGHT        THREE MONTHS ENDED
                              AS A % OF              MARCH 31, 2005
INVESTMENT FUND            MEMBERS' EQUITY           NET RETURN (1)
---------------------- ------------------------- ----------------------
        GELS                      20.16%                 1.14%
---------------------- ------------------------- ----------------------
         GED                      24.51%                 1.90%
---------------------- ------------------------- ----------------------
         GRV                      33.22%                 0.58%
---------------------- ------------------------- ----------------------
         GTT                      22.62%                (2.90)%
---------------------- ------------------------- ----------------------

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three months ended March 31, 2005, the Company's Class A Series 1 Units returned (0.12)% net of fees and incentive allocation.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three months ended March 31, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of March 31, 2005, GELS represented approximately 20% of members' equity which was generally consistent with the strategic weight set by the Managing Member for GELS as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GELS returned 1.14% for Class C Series 1 units for the three months ended March 31, 2005.

     The first quarter of 2005 was mixed for global equity markets, with the MSCI World Index down 1.10%. U.S. equities were the weakest of the major developed markets; for the quarter, the S&P 500 finished down 2.15% while the MSCI Europe hedged to U.S. dollars rose 3.36%, and the Nikkei 225 Index finished down 1.86%. Asian markets were mixed; Hong Kong, India, and Taiwan finished the quarter lower, while Korea's KOSPI Index returned 7.8%.

     In the U.S., small capitalization stocks underperformed, with the Russell 1000 Index and Russell 2000 Index down 1.91% and 5.34%, respectively. Value stocks underperformed growth stocks in the quarter, with the value components of the Russell 1000 Index outperforming the growth components by over 380 basis points. Technology stocks were weak as shown by the NASDAQ's 8.1% loss for the quarter. Energy stocks were among the best performers, buoyed by record high oil prices.

     The European equity markets made the most gains among developed world countries in local currency terms, despite a continued sluggish economic outlook for much of the eurozone. The three major regional indices, the FTSE 100, the French CAC, and the German DAX, finished the quarter up 1.7%, 6.5%, and 2.2%, respectively.

     In Japan, equity markets rose modestly, with small capitalization stocks outperforming as shown by the JASDAQ's return of 5.92%. Overall, Japanese equities approached 52-week highs in March 2005, before retreating slightly in the last two weeks of the quarter.

     Approximately half of GELS' net exposure is outside the U.S. with Europe and Asia comprising the majority of the Fund's non-U.S. exposure. Non-U.S. Advisors were generally the biggest contributors to the Fund's performance in the quarter, although the majority of the Fund's Advisors ended the quarter in positive territory.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of March 31, 2005, GED represented approximately 25% of members' equity which was generally consistent with the strategic weight set by the Managing Member for GED as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GED returned 1.90% for Class C Series 1 units for the three ended March 31, 2005.

     GED Advisors were profitable across all strategies during the first quarter, which was generally choppy and difficult for both the equity and fixed income markets. Advisors benefited notably from the short positions held by many of our credit-focused managers, as well as European and other non-U.S. exposure.

     High yield credit spreads widened by 42 basis points, ending the quarter at 352 basis points over Treasuries. High yield spreads were affected late in the quarter by a number of events: the Federal Reserve's decision to raise short-term interest rates, high yield mutual fund outflows, and negative earnings guidance from GM, the world's largest auto maker. Higher quality credits generally outperformed lower quality credits over the course of the first quarter. GED Advisors were able to profit on both the long and short side of their portfolios.

     Global mergers and acquisitions volumes for the first quarter of 2005 totaled $583 billion, an 18% increase over last year's first quarter activity. GED Advisors employing risk arbitrage strategies had exposure to several significant deals.

     Credit opportunities/distressed strategies returned 1.89% and contributed 0.71% to GED's net income for the three months ended March 31, 2005. Multi strategies returned 1.84% and contributed 0.99% to GED's net income for the three months ended March 31, 2005. Risk arbitrage/special situations strategies returned 2.82% and contributed 0.24% to GED's net income for the three months ended March 31, 2005.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of March 31, 2005, GRV represented approximately 33% of members' equity which was generally consistent with the strategic weight set by the Managing Member for GRV as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GRV returned 0.58% for Class C Series 1 units for the three ended March 31, 2005.

     Convertible bond arbitrage strategies generated negative returns in the first quarter of 2005, as convertible bond valuations decreased. The macro environment for convertible bond arbitrage funds was challenging due to decreasing implied volatilities from the already persistent low levels, investor sentiment reflecting fear of significant redemptions in the convertible bond arbitrage space, and certain company specific events. The Goldman Sachs US Convertible Hedge Fund Index was down 3.7% for the quarter, while the Goldman Sachs European Convertible Hedge Fund Index was down 2.2%. The Chicago Board Options Exchange volatility index or VIX Index (a measure of short term implied volatility) was range-bound between 11.1 and 14.7 for the period. As a result, most GRV Advisors trading convertible arbitrage strategies suffered losses for the quarter.

     Equity market neutral Advisors experienced a good first quarter in 2005 and were among GRV's best performing Advisors, despite a difficult equity market environment. Strong performance is attributed to the fact that the quarter saw a return to fundamental equity quality, as well as the fact that certain key model factors, including traditional value and momentum measures, worked well for GRV Advisors.

     Fixed income trading Advisors also experienced a good first quarter with the majority of GRV Advisors generating positive returns. The US Treasury market witnessed a rise in the 10-year bond from a yield level of 4.22% to 4.48%. In addition to higher absolute yields, the yield curve flattened, volatility and convexity increased, and the risk premium increased, all of which were reflected in wider credit spreads. Swap spreads also widened during the quarter. GRV's best performing Advisor in the fixed income trading category was able to take advantage of the yield curve flattening, while others profited specifically from the widening of swap spreads.

     Credit relative value Advisors delivered mixed results, although as a group attributed positive returns to GRV. Both investment grade and high yield corporate bond spreads widened on the quarter, a move from which some GRV Advisors with moderately bearish positioning benefited. Credit curve and basis trades also worked well for the more technically oriented GRV Advisors. Fundamental credit Advisors experienced the most difficulty during the first quarter.

     Emerging market relative value Advisors also experienced mixed performance during the first quarter of 2005, although their contribution as a group was positive. Two Advisors were down for the quarter as a function of the market sell-off, while one Advisor was up as a result of successful basis trades.

     Multi-strategy Advisors also had mixed results for the quarter, although as a group they were positive. The major difference in performance between GRV Advisors in this category was related to how much capital an Advisor had allocated to convertible bond arbitrage strategies; the more allocated, the greater the likelihood of negative performance.

     Convertible Arbitrage strategies returned -3.04% and contributed -0.11% to GRV's net income. Credit Relative Value strategies returned 0.63% and contributed 0.07% to GRV's net income. Emerging Markets Relative Value strategies returned 0.55% and contributed 0.03% to GRV's net income. Equity Market Neutral strategies returned 2.00% and contributed 0.18% to GRV's net income. Fixed Income Arbitrage strategies returned 1.04% and contributed 0.17% to GRV's net income. Multi-strategies returned 0.70% and contributed 0.33% to GRV's net income for the three months ended March 31, 2005.

     GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of March 31, 2005, GTT represented approximately 23% of members' equity which was generally consistent with the strategic weight set by the Managing Member for GTT as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GTT returned negative 2.90% for Class C Series 1 units for the three months ended March 31, 2005.

     The first quarter of 2005 proved to be a challenging period for GTT Advisors. The year began with a sharp reversal of many of the trends that dominated the end of the previous year and was followed by directionless trading across most markets, creating a difficult environment for Advisors.

     After weakening during much of the fourth quarter of 2004, the US dollar rose sharply early in the first quarter of 2005. The dollar then resumed its decline midway through the quarter on news of a wider-than-expected trade deficit and speculation that the European Central Bank would increase interest rates in response to signs of inflation. However, the dollar reversed sharply yet again in mid-March in reaction to a statement from the Hong Kong Monetary Authority Chief Executive urging fellow Asian monetary officials to slow their Euro purchases to avoid a potential run on the dollar. Comments by the Federal Open Market Committee later in March, expressing concern about growing inflation, led to speculation of potentially aggressive rate hikes, further contributing to the dollar rally. As a result of this choppiness, currency trading was a net detractor to GTT performance for the quarter.

     Like the dollar, equity markets experienced sharp reversals and generally range-bound trading during the quarter. Stocks quickly came under pressure in January 2005 as a result of rising oil prices. In February, increased corporate activity, lower oil prices, and easing concerns of inflation led to a rally that pushed global indices to multi-year highs in March. However, weak earnings data and the resumption of rising energy markets, led markets to change direction once again at the end of the quarter. These swings proved challenging for GTT Advisors and led to losses in equity index trading for the quarter.

     GTT Advisors finished the quarter with profits in fixed income. The main driver of returns was short positions on the front-end of the US curve, as short-term yields rose on expectations of accelerated interest rate hikes by the Federal Reserve.

     Commodities were the largest contributor to GTT performance for the first quarter, led by profits in energy trading. Oil prices rose for much of the quarter as a result of unseasonably cold weather in the US, increased Chinese demand, and higher consumption estimates.

PERFORMANCE FOR THE THREE MONTHS ENDED MARCH 31, 2004

     The Company's net trading profit for the three months ended March 31, 2004 was $30,827,165.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. During the first three months of 2004, the Company allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. Despite stagnant job growth, weakened consumer confidence, and increased geopolitical tensions, all sectors posted positive returns in the first quarter. Profits were driven, in many cases, by profits from short sales as well as from long positions of Advisors' portfolios. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. As of March 31, 2004, the Company had the following exposures:

---------------------- ---------------------- ---------------------------
                           PORTFOLIO WEIGHT         THREE MONTHS ENDED
                               AS A % OF              MARCH 31, 2004
   INVESTMENT FUND          MEMBERS' EQUITY           NET RETURN (1)
---------------------- ---------------------- ---------------------------
      GELS                      14.55%                    3.38%
---------------------- ---------------------- ---------------------------
      GED                       22.16%                    3.93%
---------------------- ---------------------- ---------------------------
      GRV                       38.01%                    2.27%
---------------------- ---------------------- ---------------------------
      GTT                       27.39%                    4.02%
---------------------- ---------------------- ---------------------------

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2004, the Company returned 2.72% net of fees and incentive allocation for Class A Series 1 Units.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three months ended March 31, 2004 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of March 31, 2004, GELS represented approximately 15% of the Company's members' equity which was generally consistent with the weighting of GELS as part of the Company throughout the three months ended March 31, 2004. GELS returned 3.38% for Class C Series 1 units for the three months ended March 31, 2004.

     The first quarter of 2004 was choppy yet directionally positive for global equity markets, with the S&P 500 Index up 1.7%, MSCI Europe hedged to U.S. dollars up 0.69%, and the Nikkei 225 Index up 13.22%.

     For the quarter, the S&P 500 Index finished down in 31 trading days out of 62, or in half of the quarter's trading sessions, with an average up day of 0.63% and an average down day of (0.59)%. Small capitalization stocks continued to outperform, with the Russell 1000 Index and Russell 2000 Index up 1.9% and 6.3%, respectively; value stocks generally outperformed growth stocks in the quarter, with the value components of the Russell 1000 Index outperforming the growth components by over 220 basis points.

     Macroeconomic news was mixed in the quarter, while increased geopolitical tensions dampened investor enthusiasm for equities. Equity markets opened the quarter and year very strongly until January 28, when the Federal Reserve's Open Market Committee eliminated the "Considerable Period" low interest rate language and replaced it with "being patient" on raising interest rates; in the final three trading days of January, most equity markets declined by approximately half of their then month to date gains. February brought weakened consumer confidence and continued stagnant job growth. Investors also began to focus on the continued pickup in corporate deal activity. March brought geopolitical risk to the forefront with the terrorist bombings in Spain, the discovery of a bomb plot in London, the impeachment of South Korea's president, and an attempted assassination and disputed election in Taiwan. A weak jobs report released in early March raised concerns about the breadth of the US economic expansion and its potential impact on consumer confidence and spending; continued strength in energy prices fueled these concerns.

     The Japanese equity markets made the most gains among developed world countries. Japanese equities benefited from a combination of stabilizing real estate prices, growing confidence that deflation within the broader economy had been tamed, ongoing corporate restructuring and balance sheet de-leveraging, and growing exports to China.

     GELS Advisors generally performed well in the first quarter, with many keeping pace or generally outperforming the equity indices. Importantly, many GELS Advisors produced positive returns from both the long and short side of their portfolios; profits from the short side had been elusive in the previous three quarters, as the majority of stocks rallied strongly in the March-December period of 2003. The outperformance of value versus growth mentioned above also benefited GELS Advisors that favor lower valued stocks on the long side.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of March 31, 2004, GED represented approximately 22% of the Company's members' equity which was generally consistent with the weighting of GED as part of the Company throughout the three months ended March 31, 2004. GED returned 3.93% for Class C Series 1 units for the three months ended March 31, 2004.

     The first quarter of 2004 was somewhat choppy, but still generated positive returns for the global equity markets. For most of the quarter, implied equity volatility traded in the relatively low range of 14 to 18 as indicated by the VIX with the exception of the temporary spike in March largely due to the tragic terrorist event in Madrid.

     The distressed and high yield markets had a decent quarter from a performance standpoint even though high yield credit spreads slightly widened over Treasuries. As opposed to the broad high yield rally witnessed since the end of October 2002, Advisors increasingly were rewarded for picking the "right" credit. High yield mutual fund flow was net negative for the quarter by approximately $1.4 billion. Much of the outflow took place in February as demand for high yield paper plummeted. During the first quarter, the total deal volume in the high yield new issue market stands at about $40 billion, with a healthy $9 billion backlog at the end of the quarter.

     Global mergers and acquisitions volume for the quarter totaled $538 billion, an increase of 132% compared to last year's first quarter activity of $232 billion. Spin-off activity for the quarter was also solid.

     Credit opportunities/distressed strategies returned 4.75% and contributed 1.62% to GED's net income for the three months ended March 31, 2004. Multi strategies returned 4.12% and contributed 2.00% to GED's net income for the three months ended March 31, 2004. Risk arbitrage/special situations strategies returned 2.89% and contributed .48% to GED's net income for the three months ended March 31, 2004.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of March 31, 2004, GRV represented approximately 38% of the Company's members' equity which was generally consistent with the weighting of GRV as part of the Company throughout the three months ended March 31, 2004. GRV returned 2.27% for Class C Series 1 units for the three months ended March 31, 2004.

     Convertible bond arbitrage strategies generated positive returns in the first quarter, as bond valuations across the globe increased gradually. The macro environment for convertible bond arbitrage funds was challenging, and while many GRV Advisors reduced their expectations going-forward due to a perceived richness in the market over 2003, they were nonetheless able to produce good results in the first quarter of 2004. The bullish trend in credit finally ended as credit spreads (i.e. the difference in yield between a high yield bond and the corresponding government bond) ceased tightening and actually widened a bit over the quarter, with the indicative Goldman Sachs 150 Index widening from 104 to 110. At the same time, volatility remained low for most of the quarter, with the Chicago Board Options Exchange volatility index or VIX Index range-bound between 15 and 18 for most of the period until a brief spike to 22 during March. Most GRV Advisors have shifted the exposures in their portfolios away from the credit risks they took in 2003 and towards more volatility bets and special-situations/capital structure trades. The market's richness going into the quarter was reflected in strong appetite for new convertible bond issuance. With one-third of the global convertible market due to be refinanced during 2004, new-issuances became highly anticipated but has thus far not had the volumes that had been expected. Despite this lack of supply, and an already rich valuation of the overall market, convertible arbitrage funds continued to raise assets.

     Fixed income arbitrage Advisors had a good first quarter, as the interest rate markets saw significant trading activity in accordance with the expected health of the US economy. Despite a strong GDP growth number in the fourth quarter of 2003, investors were concerned over a barrage of negative economic indicators in 2004, in particular weak jobs figures, and investors concluded that the Federal Reserve Board was unlikely to raise rates in the near future while the recovery was still shaky. Interest-rates experienced a downward trend during all three months, with the 10-year benchmark yield dropping from 4.3% to 3.8% for the quarter. During this time, the implied volatility in the market (as indicated by the MOVE Index) fluctuated in accordance with the market's directional uncertainty. The index, which reflects annual expected up or down moves in interest rates, reached quarterly highs both at the end of January and during March and was a reflection of increased uncertainty concerning the US economic recovery during the relevant period. Overall, increased volatility is a good indicator of future opportunities for GRV's fixed income Advisors, as new trades and entry points become available during volatile times. Many GRV Advisors saw their portfolio leverage decline, as they await good opportunities to which they can allocate capital.

     Quantitative equity Advisors began to see a reversal in the trend of 2003, as the average Advisor posted a positive first quarter in 2004. The equity markets continued to rise for most of the quarter, and investors seemed to refocus on company fundamentals. This reversal of the prior period's relative increase in prices of stocks of companies with low valuations which previously hurt quantitative fundamentals-based Advisors, proved to positively impact results of some Advisors. Value driven Advisors outperformed momentum driven Advisors for the quarter, and GRV Advisors performance depended heavily on their relative weightings of the factors in their long and short portfolios. On the statistical-arbitrage front, Advisors have been able to produce good performance in international markets, as markets which are less developed in terms of sophistication seemed to offer more opportunities for these systems. Overall, the majority of Advisors are diverting capital away from trading strategies based upon models predicting reversion of stock price of U.S. companies to their mean and into longer-term fundamentals-based models.

     Convertible arbitrage strategies returned 1.33% and contributed 0.19% to GRV's net income for the three months ended March 31, 2004. Credit Relative Value strategies returned 2.81% and contributed 0.12% to GRV's net income for the three months ended March 31, 2004. Equity market neutral strategies returned 1.68% and contributed 0.35% to GRV's net income for the three months ended March 31, 2004. Fixed income arbitrage strategies returned 1.76% and contributed 0.33% to GRV's net income for the three months ended March 31, 2004. Multi-strategies returned 3.37% and contributed 1.39% to GRV's net income for the three months ended March 31, 2004.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of March 31, 2004, GTT represented approximately 27% of the Company's members' equity which was generally consistent with the weighting of GTT as part of the Company throughout the three months ended March 31, 2004. GTT returned 4.02% for Class C Series 1 units for the three months ended March 31, 2004.

     In the first three months of 2004, commodities continued their bullish trend, contributing the majority of the tactical trading profits for the quarter. Within commodities, the agricultural markets, specifically the soy complex, proved to be the largest driver of returns. GTT Advisors also held profitable positions in base and precious metals.

     In fixed income, long bond positions in the US and Europe survived some significant volatility in the aftermath of the Federal Reserve Board's announcement in late January, and proved overall profitable for the quarter. Weak economic reports reduced expectations of an early rate hike by the Federal Reserve.

     Currencies experienced more mixed performance for the period, contributing slightly negative to fund performance. Volatility was particularly notable for the Japanese yen. Intervention by the Bank of Japan led to a sharp rise of the U.S. dollar against the Japanese yen until the middle of March. At this point, intervention ceased suddenly and the U.S. dollar declined from 112 Japanese yen to the U.S. dollar to 104 Japanese yen to the U.S. dollar. Similarly, the euro rally of late 2003 finally stalled in January and started to reverse.

     Global equity markets continued to rally for most of January and February. However, the pull-back for European and US equities in March erased most of the gains previously made in the quarter. In contrast, long positions in Asian equities were generally profitable throughout the quarter.

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

INTEREST INCOME

     Interest income for the three months ended March 31, 2005 was $18,591 compared to the three months ended March 31, 2004 of $286,354. The Company's interest income fluctuates with the level of cash available to invest. The decrease in interest income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into an interest bearing collateral account, but instead allows the Company to borrow as requested.

EXPENSES

     The Management Fee for the three months ended March 31, 2005 was $3,216,389 compared to the three months ended March 31, 2004 of $3,049,319. Because the Management Fee is calculated as a percentage of the Company's net assets as of each month end, the increase in the expense was due to the increase in the Company's members' equity for the periods ended March 31, 2005 compared to the same periods in 2004.

     Interest expense for the three months ended March 31, 2005 was $32,233 compared to the three months ended March 31, 2004 of $321,272. The interest expense relates to the terms of the borrowing facility that was outstanding during the periods ended March 31, 2005 and 2004.

     Professional fees and miscellaneous expenses for the three months ended March 31, 2005 were $32,499 compared to the three months ended March 31, 2004 of $428,217. The decrease in professional fees and miscellaneous expenses for the periods ended March 31, 2005 was primarily due to additional services rendered by the Company's legal providers in the prior period related to the registration with the SEC.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three months ended March 31, 2005 was $13,167 compared to the three months ended March 31, 2004 of $1,365,736. The change in Incentive Allocation is due to the decrease in new appreciation, as defined, for those periods.

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

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Company's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through March 31, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Company received  investments  from new and existing  investors of
$110,471,177   during  the  three  months  ended  March  31,  2005  and  of
$20,865,014 during the three months ended March 31, 2004.

     The Company paid out redemptions of $128,546,636 during three the months ended March 31, 2005 and $34,529,625 during the three months ended March 31, 2004, which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") and in its Form 10 Registration Statement.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Company entered into a borrowing facility with a major financial institution (the "Old Facility Counterparty"). The facility was structured as a call spread option that had been issued by the Company to the Old Facility Counterparty. Under the terms of the facility, the Company received cash and redeposited the amount with the Old Facility Counterparty in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Company was able to draw, at any given time, up to a total amount of the collateral account at the time of withdrawal. However, in no event could the Company have drawn an amount under the facility exceeding 5% of the Company's net asset value. In February 2004, the size of the facility was reduced to $20,000,000 and in October 2004 the facility expired. On November 24, 2004, the Company entered into a five year credit facility with a new financial institution (the "New Facility Counterparty"). The Company made an initial borrowing of $1,000,000 under this facility. Subject to rejection by the New Facility Counterparty, the Company may request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed, however, may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals the London Interbank Offered Rate ("LIBOR") plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $45,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. The amount of cash borrowed totaled $4,027,608 at March 31, 2005 and $3,000,000 at December 31, 2004. As security for its borrowings, the Company granted the New Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The New Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is removed by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is removed by the Company and the replacement is not approved by the New Facility Counterparty (which consent may not be unreasonably withheld) or (vi) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund has entered into a similar facility with the New Facility Counterparty.

     As of March 31, 2005, the Company had Cash and cash equivalents on hand of $163,220. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $218,797.

     Investments as of March 31, 2005 were $1,072,279,068 as compared to $1,092,953,352 as of December 31, 2004. The decrease was due to net losses to the Company and net redemptions made by the Company to the Investment Funds during the three months ended March 31, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2005 was $1,066,198 as compared to $3,247,774 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The decrease in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.

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

     The Company's investments in Investment Funds are subject to terms and conditions of their respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations are made based on information the Investment Funds receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. Neither the Company nor the Investment Funds generally will receive independent valuations from third party administrators or from any of the Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company's Form 10-K.

OFF BALANCE SHEET RISK

     There are no off-balance sheet or material contingent liabilities at the Company level.

CONTRACTUAL OBLIGATIONS

     The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of March 31, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2005 to March 31, 2005 and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk.


                               QUARTER ENDED
                               MARCH 31, 2005
     -----------------------------------------------------------------

                 % OF            FAIR         NET TRADING
 INVESTMENT     MEMBERS'     VALUE/VALUE      PROFIT/LOSS
    FUND        EQUITY         AT RISK        (IN MILLIONS)    LIQUIDITY
    ----        ------         -------        -------------    ---------
    GELS        20.16%       $215,085,733          $2.3           (2)
    GED         24.51%       $261,423,862          $4.7           (1)
    GRV         33.22%       $354,415,113          $2.0           (4)
    GTT         22.62%       $241,354,360         $(6.8)          (3)
               ----------  --------------         ------
TOTAL          100.51%(5)  $1,072,279,068         $2.2
               ==========  ==============      ============

                                                YEAR ENDED
                                              DECEMBER 31, 2004
                   ---------------------------------------------------------------------
                   % OF      % OF ADJUSTED                       NET TRADING
  INVESTMENT     MEMBERS'      MEMBERS'       FAIR VALUE/VALUE      PROFIT
     FUND         EQUITY       EQUITY (6)          AT RISK       (IN MILLIONS)  LIQUIDITY
     ----          ------      ----------          -------       -------------  ---------
    GELS          23.63%         20.84%         $226,276,134         $17.7        (2)
    GED           28.01%         24.69%         $268,186,702         $27.9        (1)
    GRV           36.60%         32.27%         $350,409,379         $17.9        (4)
    GTT           25.91%         22.84%         $248,081,137          $8.5        (3)
                 ------------  ------------   ---------------     -------
TOTAL            114.15%(5)     100.64%(5)    $1,092,953,352         $72.0
                 ============   ============  ================    ========

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

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and members' equity as of December 31, 2004 also reflected redemptions payable after the balance sheet date.

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

     The managing member of the Investment Funds monitors Advisors to prevent style drift. "Style drift" is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company's Form 10-K.

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

     Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion re-allocate the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any strategic allocations. The adjustment to the weights implemented as of July 1, 2004 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the strategic weights were set to 23% GTT, 20% GELS, 33% GRV, and 24% GED. As of March 31, 2005, the strategic weights for the Investment Funds were generally consistent with the strategic weights set by the Managing Member as of July 1, 2004. The approximate weights of the Investment Funds are 20% GELS, 25% GED, 33% GRV and 23% GTT as of March 31, 2005 as a percentage of members' equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out by the Managing Member's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From January 1, 2005 to March 31, 2005, aggregate subscriptions totaled $110,471,177. Details of the sale of the series of Units are as follows:


     --------------------- -------------- -------------- --------------- --------------------
                              CLASS AND                                        TOTAL
                              SERIES OF     NUMBER OF       NUMBER OF       SUBSCRIPTION
        DATE OF SALE            UNITS       UNITS SOLD       INVESTORS        AMOUNT
     --------------------- -------------- -------------- --------------- --------------------
        January 1, 2005        Class A       244,566.36          40            $24,456,636
                              Series 9
     --------------------- -------------- -------------- --------------- --------------------
        February 1, 2005       Class A       546,895.41          50            $54,689,541
                              Series 10
     --------------------- -------------- -------------- --------------- --------------------
          March 1, 2005        Class A       313,250.00          35            $31,325,000
                              Series 11
     --------------------- -------------- -------------- --------------- --------------------
              Total                        1,104,711.77         125            $110,471,177
    ---------------------- -------------- -------------- --------------- --------------------


     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 60 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $128,546,636 during three the months ended March 31, 2005 which were previously reported in the Company's Form 10-K.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" regarding the operation of the Company and the Company's investment objectives, including, among other things:

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

     The forward-looking statements included herein are based on the Managing Member of the Company's current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure investors that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

     In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objectives set forth in this Quarterly Report on Form 10-Q will be achieved. The Company cautions investors that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

     In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:

     o There can be no assurance that the Managing Member's decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company's investment objective;
     o The Managing Member generally has limited access to information on or control over Advisor's portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company;
     o The Company faces legal, tax and regulatory risks which may adversely affect the Company;
     o Units will not be listed and will not be marketable; the Company is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;
     o The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;
     o Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investment Fund may achieve or of future results;
     o Valuation of the Investment Funds' investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company's net assets;
     o Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;
     o An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;
     o A Member's investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company's control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;
     o The ability of an Investment Fund to hedge successfully will depend on the particular Advisor's ability to predict pertinent market movements which cannot be assured;
     o The prices of an Investment Fund's investments can be highly volatile and influenced by external factors outside the control of such Investment Fund;
     o International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;
     o Equity and equity related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and
     o The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10-K. The Company or the Managing Member do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or Company or on their behalf.

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

                                    GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                                     (Registrant)

                                    By:  Goldman Sachs Hedge Fund
                                         Strategies LLC
                                         Managing Member


Date:  May 16, 2005                       By: /s/ Tobin V. Levy
                                              --------------------------
                                              Tobin V. Levy
                                              Managing Director and
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