Form 10-Q
period 2005-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2005-08-15
CIK 1173394

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                                     or

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----

                     Commission File Number: 000-50723

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
           (Exact name of registrant as specified in its charter)

               DELAWARE                                04-3638229
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation)                        Identification No.)

           701 MOUNT LUCAS ROAD
           PRINCETON, NEW JERSEY                                    08540
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: 609-497-5500

                            -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

==============================================================================

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Schedule of Investments as of June 30, 2005 and
  December 31, 2004..........................................................3

  Balance Sheet as of June 30, 2005 and December 31, 2004....................4

  Statement of Operations for the three and six months ended June 30,
  2005 and 2004..............................................................5

  Statement of Changes in Members' Equity for the six months ended June
  30, 2005 and for the year ended December 31, 2004..........................6

  Statement of Cash Flows for the six months ended June 30, 2005 and June
  30, 2004...................................................................7

  Notes to Unaudited Financial Statements....................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........43

ITEM 4.  CONTROLS AND PROCEDURES............................................47


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................47

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........47

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................48

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................48

ITEM 5.  OTHER INFORMATION..................................................48

ITEM 6.  EXHIBITS...........................................................50

SIGNATURES..................................................................51

INDEX TO EXHIBITS...........................................................52

ITEM 1.   FINANCIAL STATEMENTS

                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                   SCHEDULE OF INVESTMENTS

                             JUNE 30, 2005 AND DECEMBER 31, 2004
                                 (Unaudited)                            (Audited)
                                    2005                                   2004
                     -------------------------------------  -------------------------------------
                                                % of                                   % of
                                       % of    adjusted                     % of      adjusted
                         Fair        members'  members'        Fair        members'   members'
     Investee            value      equity(1)  equity(2)       value      equity(1)   equity(2)
-----------------    ------------  ----------- ---------    -----------  ----------- ------------
   Goldman Sachs
   Global Equity
  Long/Short, LLC   $   248,743,462   23.83%     21.53%    $  226,276,134    23.63%      20.84%

   Goldman Sachs
   Global Event
    Driven, LLC        281,697,571    26.98%     24.38%      268,186,702     28.01%      24.69%

   Goldman Sachs
  Global Relative
    Value, LLC         351,346,561    33.65%     30.40%      350,409,379     36.60%      32.27%

   Goldman Sachs
  Global Tactical
   Trading, LLC        244,860,277    23.45%     21.19%      248,081,137     25.91%      22.84%
                    --------------   -------    -------    -------------    -------     -------
 Total investments
(cost $992,719,291
 and $945,867,114,
   respectively)    $1,126,647,871   107.91%     97.50%    $1,092,953,352   114.15%     100.64%
                    ==============   =======    =======    =============    =======     =======

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $111,480,533 and $128,546,636 that are payable at June 30, 2005 and December 31, 2004, respectively.

The Goldman Sachs Hedge Fund Partners, LLC proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members' equity. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members' equity.

                          See accompanying notes.



                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                        BALANCE SHEET

                           JUNE 30, 2005 AND DECEMBER 31, 2004

                                            ASSETS
                                            ------
                                                          (Unaudited)             (Audited)
                                                              2005                   2004
                                                      ---------------------  -------------------
Assets:
     Cash and cash equivalents                        $         31,445,601   $          218,797
     Investments (cost $992,719,291
         and $945,867,114, respectively)                     1,126,647,871        1,092,953,352
                                                      ---------------------  -------------------
        Total assets                                  $      1,158,093,472   $    1,093,172,149
                                                      =====================  ===================

                                LIABILITIES AND MEMBERS' EQUITY
                                -------------------------------

Liabilities:
     Redemptions payable                              $        111,480,533   $      128,546,636
     Due to managing member                                      2,365,348            3,247,774
     Due to bank                                                    11,376            3,000,000
     Accounts payable and accrued liabilities                      206,222              922,506
                                                      ---------------------  -------------------
        Total liabilities                                      114,063,479          135,716,916


Members' equity (units outstanding 9,019,215.56 and
8,106,803.34, respectively)                                  1,044,029,993          957,455,233
                                                      ---------------------  -------------------

        Total liabilities and members' equity         $      1,158,093,472   $    1,093,172,149
                                                      =====================  ===================
Analysis of members' equity:
     Net capital contributions, accumulated net
     investment income/(loss) and realized
       profit/(loss)                                  $        910,101,413   $      810,368,995
     Accumulated net unrealized profit/(loss)         $        133,928,580   $      147,086,238
                                                      =====================  ===================






                                   See accompanying notes.


                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                   STATEMENT OF OPERATIONS

                                         (UNAUDITED)

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                       -----------------------------    ----------------------------
                                            2005            2004             2005           2004
                                       ---------------  --------------  --------------- --------------
Income from trading:
   Equity in earnings of investees:
      Realized profit/(loss)           $           -    $          -    $ 19,392,177    $  3,431,535
      Change in unrealized
        profit/(loss)                      4,068,802     (18,185,504)    (13,157,658)      9,210,126
                                       ---------------  --------------  --------------- --------------

        Net trading profit/(loss)          4,068,802     (18,185,504)      6,234,519      12,641,661

Interest income                               86,387          89,879         104,979         376,233

Expenses:
     Management fee                        3,461,926       3,019,488       6,705,662       6,068,807
     Interest expense                         11,250         101,138          16,136         422,410
     Professional fees                       122,849         587,916         154,201       1,016,133
     Miscellaneous expenses                        -               -           1,149               -
                                       ---------------  --------------  --------------- --------------

     Total expenses                        3,596,025       3,708,542       6,877,148       7,507,350
                                       ---------------  --------------  --------------- --------------

          Net investment income/(loss)    (3,509,638)     (3,618,663)     (6,772,169)     (7,131,117)
                                       ---------------  --------------  --------------- --------------

Net income/(loss)                            559,164     (21,804,167)       (537,650)      5,510,544

Less:  Incentive allocation to the
managing member                               40,362      (1,090,124)         53,529         275,612
                                       ---------------  --------------  --------------- --------------

Net income/(loss) available for
pro-rata allocation to members         $     518,802    $(20,714,043)   $   (591,179)   $  5,234,932
                                       ===============  ==============  =============== ==============








                                   See accompanying notes.


                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                           STATEMENT OF CHANGES IN MEMBERS' EQUITY

                      FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

                        AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

                                     Managing                                                Total
                                     member's            Members'          Members'         members'
                                      equity              units             equity           equity
                                  ---------------    --------------- ---------------- ----------------
Balance at December 31, 2003       $          -        8,540,512.41   $  933,245,742   $  933,245,742

Subscriptions                                 -        1,238,393.44      126,385,622      126,385,622
Redemptions                          (2,902,854)      (1,321,377.58)    (157,329,006)    (160,231,860)
Share class conversion                        -         (350,724.93)               -                -
Allocations of net
income/(loss):
   Incentive allocation               2,902,854                -                   -        2,902,854
   Pro-rata allocation                        -                -          55,152,875       55,152,875
                                  ---------------    --------------- ---------------- ----------------

Balance at December 31, 2004                  -        8,106,803.34      957,455,233      957,455,233

Subscriptions                                 -        1,985,929.43      198,592,943      198,592,943
Redemptions                                   -         (928,828.80)    (111,480,533)    (111,480,533)
Share class conversion                        -         (144,688.41)               -                -
Allocations of net
income/(loss):
   Incentive allocation                  53,529                   -                -           53,529
   Pro-rata allocation                        -                   -         (591,179)        (591,179)
                                  ---------------    --------------- ---------------- ----------------
Balance at June 30, 2005           $     53,529        9,019,215.56   $1,043,976,464   $1,044,029,993
                                  ===============    =============== ================ ================









                                   See accompanying notes.



                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                   STATEMENT OF CASH FLOWS

                                         (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                    2005              2004
                                                             ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                         $    (537,650)      $  5,510,544

Adjustments to reconcile net income/(loss) to net
  cash from operating activities:
     Purchases of investments                                   (125,560,000)        (7,845,756)
     Proceeds from sales of investments                           98,100,000         25,823,619
     Realized (profit)/loss from sales of
        investments                                              (19,392,177)        (3,431,535)
     Change in unrealized (profit)/loss                           13,157,658         (9,210,126)

(Increase)/decrease in operating assets:
     Other assets                                                          -             77,464
Increase/(decrease) in operating liabilities:
     Redemption payable                                          (17,066,103)        (2,853,503)
     Due to managing member                                         (882,426)         1,093,767
     Accounts payable and accrued liabilities                       (716,284)           719,862
                                                             ----------------    ---------------
Net cash from operating activities                               (52,896,982)         9,884,336
                                                             ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                               198,592,943         20,865,014
     Redemptions                                                (111,480,533)       (31,676,122)
     Increase/(decrease) in Due to bank                           (2,988,624)       (26,720,719)
                                                             ----------------    ---------------

Net cash from financing activities                                84,123,786        (37,531,827)
                                                             ----------------    ---------------

     Net change in cash and cash equivalents                      31,226,804        (27,647,491)

Cash and cash equivalents at beginning of period                     218,797         48,423,637
                                                             ----------------    ---------------

Cash and cash equivalents at end of period                     $  31,445,601       $ 20,776,146
                                                             ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the period for
interest                                                       $       4,760       $          -
                                                             ================    ===============






                                   See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

                               June 30, 2005

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

Consolidation
-------------

During the six months ended June 30, 2005 and the year ended December 31, 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the member. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company's ownership in the Investees at June 30, 2005 and December 31, 2004:

                                                      June 30, 2005
                          -----------------------------------------------------------------------
                                                           Company               % owned by
                              Investee equity             investment             the Company
                          -----------------------------------------------------------------------
          GELS                       $ 769,358,335            $  248,743,462           32.33%
          GED                          921,780,869               281,697,571           30.56%
          GRV                          601,330,870               351,346,561           58.43%
          GTT                          571,904,959               244,860,277           42.81%
                                                   -------------------------
                   Total                                      $1,126,647,871
                                                   =========================

                                                    December 31, 2004
                          -----------------------------------------------------------------------
                                                           Company               % owned by
                              Investee equity             investment             the Company
                          -----------------------------------------------------------------------
          GELS                       $ 694,878,944            $  226,276,134           32.56%
          GED                          860,469,969               268,186,702           31.17%
          GRV                          617,008,832               350,409,379           56.79%
          GTT                          635,662,057               248,081,137           39.03%
                                                   -------------------------
                   Total                                      $1,092,953,352
                                                   =========================


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

Equity in earnings of investees
-------------------------------

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisor's management, incentive and administration fees and all other income/expenses. See Note 2 - Investments for further information.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase and not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market value.

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

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor fund investments are valued at fair value as determined by the Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for the four Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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

The following table summarizes the Company's Equity in earnings of investees for the three and six months ended June 30, 2005 and 2004:

                               Three months ended June 30,          Six months ended June 30,
------------   -----------   ---------------------------------    -------------------------------
Investee       Liquidity          2005              2004              2005              2004
------------   -----------   ---------------   ---------------    --------------    -------------
   GELS           (1)         $ 2,220,229       $ (2,702,335)      $ 4,497,828       $ 1,851,623
    GED           (2)           1,411,209          2,421,851         6,109,969        10,441,587
    GRV           (3)          (3,068,552)        (1,693,700)       (1,115,618)        6,390,955
    GTT           (4)           3,505,916        (16,211,320)       (3,257,660)       (6,042,504)
                             ---------------   ---------------    -------------- -- -------------
   Total                      $ 4,068,802       $(18,185,504)      $ 6,234,519       $12,641,661
                             ===============   ===============    ============== == =============


(1) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(3) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, redemptions were made semi annually with 45 days notice or at the sole discretion of the managing member and a twelve month holding period was in effect.

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

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at June 30, 2005 and 2004. The weighted average is based on the period end market values of each Advisor's investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

                                 June 30, 2005                        June 30, 2004
                       ----------------------------------    ---------------------------------
                          Management         Incentive         Management          Incentive
     Investee                fees               fee               fees                fee
-------------------    -----------------    -------------    ----------------     ------------
       GELS                     1.47%           19.97%               1.44%           19.83%
       GED                      1.46%           19.94%               1.39%           19.90%
       GRV                      1.62%           20.96%               1.57%           20.72%
       GTT                      2.00%           20.17%               2.00%           20.00%


The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at June 30, 2005 and December 31, 2004:


       Investee                 June 30, 2005            December 31, 2004
------------------------    -----------------------    ----------------------
          GELS                      $ 216,855,393             $ 193,714,595
          GED                         228,793,438               213,989,105
          GRV                         321,217,153               315,948,238
          GTT                         225,853,307               222,215,176
                           -----------------------    ----------------------
   Total                            $ 992,719,291             $ 945,867,114
                           =======================    ======================


NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, the Company pays a monthly administration fee to SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended June 30, 2005 and 2004, the administration fee charged at the Investee level by GS HFS totaled $193,624 and $484,937, respectively. For the six months ended June 30, 2005 and 2004, the administration fee charged at the Investee level by GS HFS totaled $342,473 and $971,185, respectively.

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. GS HFS (in its capacity as the administrator of each Investee) and each Investee have entered into a similar agreement with SEI.

NOTE 4 - RISK MANAGEMENT
------------------------

In the ordinary course of business, GS HFS, in its capacity as managing member of the Company and the Investees, attempts to manage a variety of risks, including market, credit and operational risk. GS HFS, in its capacity as managing member of the Company and the Investees, attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as managing member of the Company and the Investees, monitors its exposure to market risk through various analytical techniques.

The Company invests in the Investees, and may from time to time redeem its membership units of the Investees. The Investees, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract. GS HFS, in its capacity as managing member of the Investees, has formal credit-review policies to monitor counterparty risk.

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of mitigating operational risk.

There can be no assurance that GS HFS, in its capacity as managing member of the Company and the Investees, will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.


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

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at June 30, 2005 and December 31, 2004.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at June 30, 2005 and December 31, 2004.


NOTE 7 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a new financial institution. Subject to rejection by the new financial institution, the Company may request to borrow up to $45,000,000. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is London Interbank Offering Rate ("LIBOR"), plus 0.85%. There were no borrowings outstanding at June 30, 2005 and $3,000,000 outstanding at December 31, 2004, which is included in Due to bank on the Balance Sheet. The Company granted a security interest in the Company's cash accounts and any other accounts that contain any other investment property of the Company.

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

NOTE 8 - MEMBERS' EQUITY
------------------------

At June 30, 2005 and December 31, 2004, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

                             Six months ended June 30, 2005          Year ended December 31, 2004
                         --------------------------------------   -----------------------------------
                              Units               Amount               Units             Amount
                         ----------------    ------------------   ----------------   ----------------
Share Class Conversion
      Class A

         Series 1            911,205.08          $109,573,710       4,493,143.70       $512,003,655
         Series 2               (687.41)              (71,818)       (415,994.14)       (44,920,761)
         Series 3            (83,221.74)           (8,734,155)       (752,365.57)       (80,402,510)
         Series 4            (12,734.34)           (1,346,355)       (879,574.26)       (94,683,681)
         Series 5            (17,500.00)           (1,850,110)       (654,391.41)       (69,753,438)
         Series 6           (298,400.00)          (31,325,187)       (836,120.00)       (86,760,878)
         Series 7           (412,100.00)          (42,863,013)     (1,210,045.71)      (125,529,478)
         Series 8           (231,250.00)          (23,383,072)        (86,289.39)        (9,029,305)
         Series 9                     -                     -          (8,313.51)          (845,096)
         Series 10                    -                     -            (774.64)           (78,508)
                         ----------------    ------------------   ----------------   ----------------
Total                       (144,688.41)         $           -       (350,724.93)      $          -
                         ================    ==================   ================   ================

Subscriptions
      Class A
         Series 1                     -          $          -         182,499.95        $20,796,273
         Series 2                     -                     -             687.41             68,741
         Series 3                     -                     -          83,221.74          8,322,174
         Series 4                     -                     -          12,734.34          1,273,434
         Series 5                     -                     -          17,500.00          1,750,000
         Series 6                     -                     -         298,400.00         29,840,000
         Series 7                     -                     -         412,100.00         41,210,000
         Series 8                     -                     -         231,250.00         23,125,000
         Series 9            244,566.36            24,456,636                  -                  -
         Series 10           546,895.41            54,689,541                  -                  -
         Series 11           313,250.00            31,325,000                  -                  -
         Series 12           282,000.00            28,200,000                  -                  -
         Series 13           305,217.66            30,521,766                  -                  -
         Series 14           294,000.00            29,400,000                  -                  -
                         ----------------    ------------------   ----------------   ----------------
Total                      1,985,929.43          $198,592,943       1,238,393.44       $126,385,622
                         ================    ==================   ================   ================

Redemptions
      Class A
            Series 1         926,276.11          $111,225,477       1,321,377.58       $157,329,006
            Series 9           2,284.97               228,168                  -                  -
            Series 10            267.72                26,888                  -                  -
                         ----------------    ------------------   ----------------   ----------------
                  Total      928,828.80          $111,480,533       1,321,377.58       $157,329,006
                         ================    ==================   ================   ================


At June 30, 2005 and December 31, 2004, members' equity consists of the following:

                                      June 30, 2005                       December 31, 2004
                            -----------------------------------    ---------------------------------
                                Units               Net                Units              Net
                             outstanding        asset value         outstanding       asset value
                            --------------    -----------------    --------------    ---------------
Non-managing members
      Class A
         Series 1            7,035,838.82       $  844,850,493      7,050,909.85      $ 847,881,523
         Series 2                       -                    -            687.41             71,818
         Series 3                       -                    -         83,221.74          8,734,155
         Series 4                       -                    -         12,734.34          1,346,355
         Series 5                       -                    -         17,500.00          1,850,110
         Series 6                       -                    -        298,400.00         31,325,187
         Series 7                       -                    -        412,100.00         42,863,013
         Series 8                       -                    -        231,250.00         23,383,072
         Series 9              242,281.39           24,193,237                 -                  -
         Series 10             546,627.69           54,900,375                 -                  -
         Series 11             313,250.00           31,137,989                 -                  -
         Series 12             282,000.00           28,193,274
         Series 13             305,217.66           30,977,052
         Series 14             294,000.00           29,724,044
                            --------------    -----------------    --------------    ---------------
              Subtotal       9,019,215.56       $1,043,976,464      8,106,803.34      $ 957,455,233
                            ==============                         ==============
   Managing member                                      53,529                                   -
                                              -----------------                      ---------------

   Total members' equity                        $1,044,029,993                        $ 957,455,233
                                              =================                      ===============


NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the six months ended June 30, 2005 are as follows:

                                                   Class A    Class A     Class A   Class A
                                                   Series 1   Series 9   Series 10  Series 11
                                                  ----------- ---------- --------- ----------
Per unit operating performance:
     Net asset value, beginning of period          $120.25    $100.00     $100.00  $100.00
Income from operations:
     Net trading profit/(loss)                        0.59       0.47        0.99    (0.19)
     Net investment income/(loss)                    (0.76)     (0.61)      (0.56)   (0.41)
                                                  ----------- ---------- --------- ---------
        Total income/(loss) from operations          (0.17)     (0.14)       0.43    (0.60)
                                                  ----------- ---------- --------- ---------
Net asset value, end of period                     $120.08    $ 99.86     $100.43  $ 99.40
                                                  =========== ========== ========= =========
Ratios to average net assets (annualized):
     Expenses                                        1.27%      1.27%       1.27%    1.26%
     Incentive allocation                            0.00%      0.00%       0.02%    0.00%
                                                  ----------- ---------- --------- ---------
        Total expenses and incentive allocation      1.27%      1.27%       1.29%    1.26%
                                                  =========== ========== ========= =========

        Net investment income/(loss)                (1.25)%    (1.25)%     (1.27)%  (1.24)%
                                                  =========== ========== ========= =========

Total return (prior to incentive allocation)        (0.14)%    (0.14)%      0.45%   (0.60)%
Incentive allocation                                 0.00%      0.00%      (0.02)%   0.00%
                                                  ----------- ---------- --------- ---------
        Total return                                (0.14)%    (0.14)%      0.43%   (0.60)%
                                                  =========== ========== ========= =========

                                                   Class A    Class A     Class A
                                                   Series 12  Series 13  Series 14
                                                  ----------- ---------- ---------
Per unit operating performance:
     Net asset value, beginning of period          $100.00     $100.00   $100.00
Income from operations:
     Net trading profit/(loss)                        0.28        1.78      1.26
     Net investment income/(loss)                    (0.30)      (0.29)    (0.16)
                                                  ----------- ---------- ---------
        Total income/(loss) from operations          (0.02)       1.49      1.10
                                                  ----------- ---------- ---------

Net asset value, end of period                     $ 99.98     $101.49   $101.10
                                                  =========== ========== =========
Ratios to average net assets (annualized):

     Expenses                                        1.26%       1.27%     1.26%
     Incentive allocation                            0.00%       0.08%     0.06%
                                                  ----------- ---------- ---------
        Total expenses and incentive allocation      1.26%       1.35%     1.32%
                                                  =========== ========== =========

        Net investment income/(loss)                (1.23)%     (1.30)%   (1.24)%
                                                  =========== ========== =========

Total return (prior to incentive allocation)        (0.02)%      1.57%     1.16%
Incentive allocation                                 0.00%      (0.08)%   (0.06)%
                                                  ----------- ---------- ---------
        Total return                                (0.02)%      1.49%     1.10%
                                                  =========== ========== =========


Financial highlights for the Company for the six months ended June 30, 2004 are as follows:


                                                          Class A      Class A
                                                         Series 1      Series 2
                                                        ------------- -------------
Per unit operating performance:
     Net asset value, beginning of period                  $ 113.95      $ 100.00
Income from operations:
     Net trading profit/(loss)                                 1.52          0.15
     Net investment income/(loss)                             (0.89)        (0.63)
                                                        ------------- -------------
        Total income/(loss) from operations                    0.63         (0.48)
                                                        ------------- -------------

Net asset value, end of period                             $ 114.58      $  99.52
                                                        ============= =============
Ratios to average net assets (annualized):
     Expenses                                                 1.57%         1.60%
     Incentive allocation                                     0.03%         0.00%
                                                        ------------- -------------
        Total expenses and incentive allocation               1.60%         1.60%
                                                        ============= =============

        Net investment income/(loss)                         (1.49)%       (1.51)%
                                                        ============= =============

Total return (prior to incentive allocation)                  0.58%        (0.48)%
Incentive allocation                                         (0.03)%        0.00%
                                                        ------------- -------------
        Total return                                          0.55%        (0.48)%
                                                        ============= =============


Financial highlights for the Company for the three months ended June 30, 2005 are as follows:

                                                   Class A    Class A     Class A   Class A
                                                   Series 1   Series 9   Series 10  Series 11
                                                  ----------- ---------- --------- ----------
Per unit operating performance:

     Net asset value, beginning of period         $ 120.11    $ 99.88   $ 100.46  $ 99.43
Income from operations:
     Net trading profit/(loss)                        0.34       0.28       0.29     0.27
     Net investment income/(loss)                    (0.37)     (0.30)     (0.32)   (0.30)
                                                 ----------- ---------- --------- ---------
        Total income/(loss) from operations          (0.03)     (0.02)     (0.03)   (0.03)
                                                 ----------- ---------- --------- ---------

Net asset value, end of period                    $ 120.08    $ 99.86   $ 100.43  $ 99.40
                                                 =========== ========== ========= =========

Ratios to average net assets (annualized):

     Expenses                                        1.26%      1.26%      1.26%    1.26%
     Incentive allocation                            0.00%      0.00%      0.00%    0.00%
                                                 ----------- ---------- --------- ---------
        Total expenses and incentive allocation      1.26%      1.26%      1.26%    1.26%
                                                 =========== ========== ========= =========

        Net investment income/(loss)                (1.23)%    (1.23)%    (1.22)%  (1.23)%
                                                 =========== ========== ========= =========

Total return (prior to incentive allocation)        (0.02)%    (0.02)%    (0.02)%  (0.02%)
Incentive allocation                                 0.00%      0.00%      0.00%    0.00%
                                                 ----------- ---------- --------- ---------
        Total return                                (0.02)%    (0.02)%    (0.02)%  (0.02)%
                                                 =========== ========== ========= =========
                                                   Class A    Class A     Class A
                                                   Series 12  Series 13  Series 14
                                                  ----------- ---------- ---------
Per unit operating performance:

     Net asset value, beginning of period         $ 100.00   $ 100.00   $ 100.00
Income from operations:
     Net trading profit/(loss)                        0.28       1.78      1.26
     Net investment income/(loss)                    (0.30)     (0.29)    (0.16)
                                                  ----------- ---------- ---------
        Total income/(loss) from operations          (0.02)      1.49      1.10
                                                  ----------- ---------- ---------

Net asset value, end of period                      $99.98   $ 101.49  $ 101.10
                                                  =========== ========== =========

Ratios to average net assets (annualized):

     Expenses                                        1.26%      1.27%     1.26%
     Incentive allocation                            0.00%      0.08%     0.06%
                                                  ----------- ---------- ---------
        Total expenses and incentive allocation      1.26%      1.35%     1.32%
                                                  =========== ========== =========

        Net investment income/(loss)                (1.23)%    (1.30)%   (1.24)%
                                                  =========== ========== =========


Total return (prior to incentive allocation)        (0.02%)     1.57%     1.16%
Incentive allocation                                 0.00%     (0.08)%   (0.06)%
                                                  ----------- ---------- ---------
        Total return                                (0.02)%     1.49%     1.10%
                                                  =========== ========== =========


Financial highlights for the Company for the three months ended June 30, 2004 are as follows:

                                                           Class A      Class A
                                                          Series 1      Series 2
                                                         ------------ -------------
Per unit operating performance:

     Net asset value, beginning of period                   $ 117.05      $ 101.68
Income from operations:
     Net trading profit/(loss)                                 (2.16)        (1.87)
     Net investment income/(loss)                              (0.31)        (0.29)
                                                         ------------ -------------
        Total income/(loss) from operations                    (2.47)        (2.16)
                                                         ------------ -------------

Net asset value, end of period                              $ 114.58      $  99.52
                                                         ============ =============

Ratios to average net assets (annualized):

     Expenses                                                 1.55%         1.54%
     Incentive allocation                                    (0.11)%       (0.09)%
                                                         ------------ -------------
        Total expenses and incentive allocation               1.44%         1.45%
                                                         ============ =============

        Net investment income/(loss)                         (1.52)%       (1.50)%
                                                         ============ =============

Total return (prior to incentive allocation)                 (2.22)%       (2.21)%
Incentive allocation                                          0.11%         0.09%
                                                         ------------ -------------
        Total return                                         (2.11)%       (2.12)%
                                                         ============ =============


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

     As of June 30, 2005, the Company had total assets of $1,158,093,472 compared with total assets of $1,093,172,149 as of December 31, 2004. Liabilities of the Company totaled $114,063,479 as of June 30, 2005 compared with $135,716,916 as of December 31, 2004. Member's equity of the Company was $1,044,029,993 as of June 30, 2005 compared with $957,455,233 as of December 31, 2004.

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company's assets are invested in four Investment
Funds: Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Tactical Trading, LLC ("GTT").

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
AND 2004

     The following presents a summary of the operations for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

     The Company's net trading profit/loss for the three and six months ended June 30, 2005 was $4,068,802 and $6,234,519, respectively, compared to the three and six months ended June 30, 2004 of $(18,185,504) and $12,641,661, respectively.

     For the three and six months ended June 30, 2005, the Company's Class A Series 1 Units returned (0.02)% and (0.14)%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of June 30, 2005, the Company had the following exposures:

--------------------- ---------------------- ---------------- ---------------- ------------------
  INVESTMENT FUND       PORTFOLIO WEIGHT        PORTFOLIO       THREE MONTHS    SIX MONTHS ENDED
                            AS A % OF         WEIGHT AS A %        ENDED         JUNE 30, 2005
                       MEMBERS' EQUITY (1)     OF ADJUSTED     JUNE 30, 2005     NET RETURN (3)
                                                 MEMBERS'      NET RETURN (3)
                                                EQUITY (2)
--------------------- ---------------------- ---------------- ---------------- ------------------
        GELS                   23.83%            21.53%            0.74%             1.89%
--------------------- ---------------------- ---------------- ---------------- ------------------
        GED                    26.98%            24.38%            0.47%             2.38%
--------------------- ---------------------- ---------------- ---------------- ------------------
        GRV                    33.65%            30.40%           (0.87)%           (0.30)%
--------------------- ---------------------- ---------------- ---------------- ------------------
        GTT                    23.45%            21.19%            1.45%            (1.49)%
--------------------- ---------------------- ---------------- ---------------- ------------------


(1) Members' equity used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity used in the calculation of the investments as a percentage of adjusted members' equity represents members' equity excluding redemptions payable in the amount of $111,480,533 that are payable after June 30, 2005.

(3) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.


THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and six months ended June 30, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2005 GELS represented approximately 22% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 0.74 % and 1.89%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     Global equity markets experienced a significant sell-off early in the second quarter, but most equity markets recovered during May and June of 2005. Weaker than expected first quarter U.S Gross Domestic Product ("GDP") numbers, minutes from the March 22nd Federal Reserve Board ("Fed") meeting suggesting that "inflation pressures could be intensifying," and another record U.S. trade deficit ($61 billion) in February 2005 were factors in the particularly weak performance of equities markets in April. Virtually all major domestic and international indices were down for the month of April. Several GELS Advisors were hurt in April by a sell-off in cyclical and industrial companies, particularly energy companies, steel manufacturers and raw materials suppliers. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. Most GELS Advisors who lost money in May were notionally (in dollar terms) or beta-adjusted (factoring in volatility and correlation to the market) net short during the month, and were hurt by the broad-based equity rally. In June, most U.S. indices declined or were essentially flat, while overseas markets performed relatively well. The Fed raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged (and two of nine members even voted for a rate cut). The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well for the month of June, and more than two thirds of GELS Advisors ended in positive territory for the second quarter of 2005.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     Markets were mixed for the first half of 2005, with most indices down slightly. The S&P 500 Index was down for the first quarter before recovering in the second quarter, finishing down less than 1% for the first six months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained high through the second quarter of 2005, the increase in prices during the second quarter was less significant. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six Advisors up at least 3% for the month. The market corrected somewhat in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Conflicting economic data points, fears of inflation, continued rate increases by the Fed, and fluctuations in energy and commodity prices influenced market behavior through the second quarter of 2005. Approximately three quarters of GELS Advisors were up during the first half of 2005.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2005 GED represented approximately 24% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 0.47% and 2.38%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     GED ended the second quarter of 2005 in positive territory despite the economic backdrop of declining yields on 10-year Treasury Notes, increased oil price volatility, continued rate hikes by the Fed, the Federal Reserve Open Marker Committee ("FOMC") raising short-term interest rates for the ninth time in the past twelve months to 3.25%, equity market volatility and several significant events surrounding the auto industry. GED Advisors managed to recoup losses suffered in April and May with a strong month in June, aided by positive performance from European related exposure. For the second quarter of 2005, the high yield market, represented by the Merrill Lynch US High Yield Master II Index, returned 2.61%, bringing year-to-date performance to 1.13%. In addition, for the second quarter of 2005, the S&P 500 Index returned 1.37%, the MSCI World Index returned 0.41% and the MSCI Europe Index hedged to the U.S. Dollar returned 4.24%.

     High yield credit spreads widened by 35 basis points ("bps")to end the second quarter of 2005 at 385 bps over 10-year Treasuries. The month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to "CCC" and lower related issues suffered the largest losses, ending the month down 3.6% following weakness experienced in the auto industry. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many GED Advisors were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.

     Global mergers and acquisitions volumes for the second quarter of 2005 totaled a robust $683 billion, a marked rise from activity in the second quarter of 2005. GED Advisors with risk arbitrage exposure had a good second quarter in 2005. GED Advisors also profited as spreads in some of the larger leveraged buyout deals tightened. These deals were trading at
attractive   spreads  given  the  uncertainty   surrounding  the  financing
environment.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector. Early in the second quarter of 2005, stocks with exposure to asbestos claims rallied on news that the Senate Judiciary Committee might be close to agreement on a proposed industry-financed asbestos trust fund.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     GED Advisors generated positive returns in the first half of 2005 despite a challenging environment for both the equity and bond markets. In the first quarter of 2005, GED Advisors benefited from the short positions held by many credit focused GED Advisors, as well as European and other non-U.S. exposure. For the first quarter of 2005, the MSCI World Index returned (1.10)%, the S&P 500 Index returned (2.15)%, the Lehman Aggregate Bond Index returned (0.47)%, and the Merrill Lynch US High Yield Master II Index returned (1.44)%. In the second quarter of 2005, GED Advisors managed to recoup losses suffered in April and May with a strong month in June, aided by positive performance from our European-focused GED Advisors. For the second quarter of 2005, the high yield market, represented by the Merrill Lynch US High Yield Master II Index, returned 2.61%, bringing year-to-date performance to 1.13%. In addition, for the second quarter of 2005, the S&P 500 Index returned 1.37%, the MSCI World Index returned 0.41% and the MSCI Europe Index hedged to the US Dollar returned 4.24%.

     High yield credit spreads widened by 75 bps to end the first half of 2005 at 385 bps over 10-year Treasuries. High yield spreads were affected late in the first quarter of 2005 by a number of events: the Fed's decision to raise short-term rates, high yield mutual fund outflows and negative earnings guidance from General Motors, the world's largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Fed raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to "CCC" and lower related issuers suffered the largest losses, ending the month down 3.6% following the weakness experienced in the auto sector. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.

     Global mergers and acquisitions volumes for the first half of 2005 totaled $1.25 trillion, a 43% increase over first half activity for 2004. The second half of 2005 proved profitable for GED Advisors with risk arbitrage exposure.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector, which had experienced a great deal of activity during the first half of 2005. In addition, stock with exposure to asbestos claims rallied early in the second quarter of 2005 on the news that the Senate Judiciary Committee might be close to agreement on a proposed industry-financed asbestos trust fund, allowing GED Advisors to profit.


GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of June 30, 2005 GRV represented approximately 30% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GRV during the first half of 2005. GRV returned (0.87)% and (0.30)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the second quarter of 2005 due primarily to technical selling driven by investor redemptions and low realized equity volatility throughout the period. The Chicago Board Options Exchange Volatility Index or VIX Index (a measure of short term implied volatility) was range-bound between 11.0% and 17.7% for the period. As a result, most GRV Advisors trading convertible bonds strategies experienced negative performance from this particular strategy.

     Overall, equity market neutral GRV Advisors experienced a solid second quarter in 2005, despite a difficult equity market environment. There was low variation between individual stocks' returns, providing fewer opportunities for profits from long vs. short positions as price movements were muted. The strong performance came from the fact that certain key factors worked well for the quarter, such as value factors and momentum factors, which when aggregated across many stocks resulted in decent returns.

     GRV Advisors implementing strategies based on fixed income trading had a difficult second quarter in 2005. The U.S. Treasury market experienced a rally as the 10-year bond yield decreased from 4.48% to 3.92%. The yield curve also experienced a significant flattening. The spread between the 2-year note and the 10-year bond decreased from about 71 bps to 28 bps, causing certain GRV Advisors in the fixed income trading category to lose money. Other fixed income trading GRV Advisors were able to generate positive returns from trading certain European and Asian interest-rate and currency markets.

     GRV Advisors implementing strategies based on credit relative value delivered mixed results for the second quarter in 2005. GRV Advisors who focused more on fundamental credit picking were able to generate positive absolute returns. In contrast, GRV Advisors who have more of a quantitative investment process and trading approach (especially those GRV Advisors exposed to correlation trades) suffered losses as the price movement predicted by their models experienced a disconnect from the real market price movements.

     Given solid emerging markets, GRV Advisors implementing strategies based on emerging market relative value posted gains in the second quarter of 2005, mainly attributed to intra-country trading and fundamental sovereign debt selection.

     GRV Advisors implementing a multi-strategy approach experienced a difficult second quarter in 2005. The differences in performance between multi-strategy GRV Advisors was mostly due to the different allocation each GRV Advisor had to convertible bond trading, correlation trading and volatility trading strategies. The more a GRV Advisor allocated to these strategies, the greater the likelihood the GRV Advisor experienced negative performance. GRV Advisors that allocated in favor of fundamental credit and equity trading strategies produced better results overall.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the first half of 2005. Realized equity volatility remained low throughout the first half of the year, implied volatilities came down, and the new issue market was weak. Pressure on convertible bond valuations were also driven by hedge fund investor redemptions. The Chicago Board Options Exchange Volatility Index or VIX Index (a measure of short term implied volatility) traded between 11.0% and 17.7% for the period. As a result, GRV Advisors trading convertible bonds strategies experienced negative performance from this particular strategy.

     Overall, equity market neutral GRV Advisors experienced a solid first half in 2005. Strong value and momentum factor performance overshadowed the difficult low single-stock return dispersion equity market environment.

     GRV Advisors adopting a strategy based on fixed income trading experienced a relatively flat first half of 2005 in terms of performance. Many GRV Advisors were able to generate positive returns for the first half from relative value trading in Europe and Asia, but this positive attribution was erased from significant underperformance of one fixed income trading GRV Advisor. Much of the reason for the loss stemmed from the significant flattening of the U.S. yield curve and the rally in the 10-year U.S. Treasury bond.

     GRV Advisors adopting a strategy based on credit relative value delivered mixed results for the first half of 2005. From a performance perspective, GRV Advisors were bifurcated into two camps. GRV Advisors focusing more on fundamental credit picking were able to generate positive absolute returns, while credit relative value GRV Advisors with more of a quantitative investment process and trading approach (especially those exposed to correlation trades) suffered losses as the price movement predicted by their models experienced a disconnect with the real market price movements.

     Given solid emerging markets, GRV Advisors implementing strategies based on emerging market relative value posted gains in the second quarter of 2005, mainly attributed to intra-country trading and fundamental sovereign debt selection.

     GRV Advisors implementing a multi-strategy approach experienced mixed results for the six months ended June 2005. The differences in performance between multi-strategy GRV Advisors was mostly due to the different allocation each GRV Advisor had to convertible bond trading, correlation trading and volatility trading strategies. The more a GRV Advisor allocated to these strategies, the greater the likelihood the GRV Advisor experienced negative performance. GRV Advisors that allocated in favor of fundamental credit and equity trading strategies produced better results overall.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of June 30, 2005 GTT represented approximately 21% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GTT during the first half of 2005. GTT returned 1.45% and (1.49)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     The second quarter of 2005 proved to be a mixed period for GTT Advisors. Fixed income trading was the largest contributor to performance for the second quarter of 2005. GTT Advisors were most profitable in long European fixed income positions. European bond prices rose as investors reacted to a slowdown in growth, rising unemployment and the possibility of a more accommodating monetary policy. In the U.S., despite continued interest rate tightening by the Fed, 10-year bond yields also declined as investors reacted to lower global growth prospects.

     Foreign exchange trading posted gains during the second quarter of 2005. Markets focused on growth and interest rate differentials during the second quarter, marking a departure from their previous emphasis on U.S. trade imbalances. This shift led to a strengthening of the U.S. Dollar, pushing the Dollar index 6% higher during the second quarter. Accordingly, GTT Advisors were most profitable in long Dollar positions against the major currencies.

     Equity trading contributed to small losses during the second quarter of 2005. Global equities ended the quarter mixed as gains were made in the U.S. and Europe, while Japanese indices had little movement. A weak March was followed by a steep sell-off in April as global markets responded to disappointing retail sales growth in the U.S. Markets rallied as the weakened global growth picture led many to expect more accommodating monetary policies in the U.S. and Europe. The Nikkei Index continued to struggle throughout May because of the perceived ineffectiveness of monetary policy given Japan's near-zero interest rates.

     Commodities were the largest contributor to losses for the second quarter, as most sectors proved difficult for GTT Advisors. Crude Oil prices fluctuated dramatically during April and May before reaching more than $60 per barrel in June as the market digested conflicting supply and demand numbers, tensions in the Middle East, and seasonal issues. GTT Advisors ended the second quarter net negative in energy trading. Grain markets were also volatile during the second quarter as unseasonably dry weather threatened to reduce expected crop size. GTT Advisors ended the second quarter flat in grain trading. Following a steady rise throughout the first quarter, base metals markets peaked in early April, sold-off sharply in May, and ended the quarter little changed. GTT Advisors materially decreased risk allocated to the sector as the markets, trading within a narrow band, proved difficult to trade.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     The first half of 2005 saw mixed results across the four major asset classes. Fixed income trading generated the majority of gains during the first six months of 2005, with particular success in long European exposure. With the exception of an approximately 30 day decline between mid-February and mid-March, European bond prices climbed throughout the first half of 2005 on sluggish economic growth, high unemployment and an occasionally unstable political environment. Bonds in the U.S. were fairly volatile as yields climbed during February and March on signs of higher inflation and possibility of further Fed interest rate tightening. After sustaining losses on the reversal of the trend toward lower yields in the fourth quarter of 2004, GTT Advisors successfully shifted into short bond positions in March 2005. However, in April, yields fell again on signs of a global slowdown--forcing GTT Advisors to again shift positions. By the end of June, GTT Advisors were profitable in U.S. bond trading for the six-month period.

     Foreign exchange trading generated moderate losses for GTT Advisors. During the first quarter of 2005, foreign exchange markets were particularly difficult for GTT Advisors as markets moved sideways with increased volatility following January's reversal of the weak Dollar trend. Uncertainty prevented sustained market direction; wider U.S. trade deficits favored Dollar weakness while U.S. growth rates relative to Europe and Japan favored Dollar strength. The second quarter of 2005 brought more focus on the interest rate and growth differentials, pushing the Dollar steeply higher during May and June. Profits in foreign exchange during the second quarter partially offset losses sustained in the first quarter of 2005.

     Commodity trading was the largest contributor to losses during the first half of 2005. Energy trading was the sole profitable sector as long positions benefited from the rally of crude oil past $60 per barrel despite interim volatility. Growing global demand and political tensions in the Middle East yielded concerns that supplies would not be able to meet demand. The largest commodities losses were suffered in metals trading, including both industrial and precious metals. Following a sustained first quarter 2005 rally on a higher global growth outlook, industrial metals sold off sharply in May as signs pointed to stagnating growth, and then proceeded to trade erratically. Precious metals were choppy as they moved in tandem with the Dollar. Grain trading also led to losses during the first half of 2005. February experienced a sharp rally in soybeans, ending a downward trending market, as a drought threatened crop yields in South America. After trading in a narrow band during much of April and May, beans again moved sharply higher on the possibility of a U.S. drought, but quickly declined on improved weather conditions.

     Equity trading sustained small losses during the first half of 2005. Most major indices traded sideways during the first quarter of 2005 as company-specific news, higher interest rates in the U.S. and higher energy prices yielded minimal net direction. As a result, the sector experienced only small investments. During the second quarter of 2005, markets showed marginally positive direction in the U.S. and Japan and increased in Europe on the possibility of lower European interest rates. Overall, gains in long European equity indices were offset by losses in mixed U.S. and Asia positions.


PERFORMANCE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

     The Company's net trading profit for the three and six months ended June 30, 2004 was $(18,185,504) and $12,641,661, respectively.

     For the three and six months ended June 30, 2004, the Company's Class A Series 1 Units returned (2.11)% and 0.55%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: equity long/short, event driven, relative value and tactical trading. During the first six months of 2004, the Company allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. Despite stagnant job growth, weakened consumer confidence, and increased geopolitical tensions, all sectors posted positive returns in the first quarter of 2004. Profits were driven, in many cases, by short sales as well as from long positions of Advisors' portfolios. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. As of June 30, 2004, the Company had the following exposures:

----------------------- -------------------------- ----------------------- ----------------------
INVESTMENT FUND             PORTFOLIO WEIGHT         THREE MONTHS ENDED       SIX MONTHS ENDED
                                AS A % OF               JUNE 30, 2004          JUNE 30, 2004
                             MEMBERS' EQUITY           NET RETURN (1)          NET RETURN (1)
----------------------- -------------------------- ----------------------- ----------------------
         GELS                      14.81%                 (1.93)%                  1.39%
----------------------- -------------------------- ----------------------- ----------------------
         GED                       23.27%                  1.13%                   5.11%
----------------------- -------------------------- ----------------------- ----------------------
         GRV                       39.28%                 (0.46)%                  1.79%
----------------------- -------------------------- ----------------------- ----------------------
         GTT                       26.69%                 (6.14)%                 (2.37)%
----------------------- -------------------------- ----------------------- ----------------------


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

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2004, GELS represented approximately 15% of the Company's members' equity which was generally consistent with the weighting of GELS as part of the Company throughout the six months ended June 30, 2004. GELS returned (1.93)% and 1.39%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     Global equity markets experienced significant volatility throughout the second quarter of 2004. The first half of the quarter produced a sharp sell-off, leaving U.S. and emerging markets down. Stability returned in mid-May, reversing market lows by quarter-end and allowing GELS Advisors with net long exposure to recoup some earlier losses. Within developed markets, Japan experienced the strongest rally; they also suffered the sharpest developed market pull-back in the months of April and May.

     Macro economic news drove the markets into positive territory in the latter half of the quarter as encouraging information from various sectors flowed. Continued positive employment and job reports coupled with encouraging indicators from the FOMC alluding to economic strength and trends towards disinflation helped to stabilize the markets. A series of strong earning reports, a pull-back in oil prices, the indication that interest rate adjustments would be made at a moderate rate going forward, and the surprise early transfer of sovereignty in Iraq, built confidence in the markets in June. By the end of June, over half of the GELS Advisors posted positive returns for the quarter.

SIX MONTHS ENDED JUNE 30, 2004

     Investor sentiment shifted over the first half of the year from apprehension about the labor market to fears of rising inflation and interest rates. A solid economy and signs of inflation prompted the Fed to increase the federal funds rate from 1.00% to 1.25% at the very end of the second quarter. This was the first increase since May 2000 and was largely based on a series of unexpectedly strong monthly non-farm payroll data releases and evidence of inflationary pressures.

     Despite the continuation of strong corporate profit growth, equity investors became preoccupied with the prospect of rising interest rates as the first half of the year progressed. This, coupled with continued unrest in Iraq, tempered the stock markets, especially during the second quarter. US stocks, as measured by the S&P 500 Index, returned 1.72% during the second quarter. This was the second consecutive quarter of positive results for the Index, following a 1.69% gain in the first quarter. The NASDAQ Composite gained 2.80% in the second quarter, after falling 0.35% during the first three months of the year. International equities generated similar results, with the Morgan Stanley Capital International Europe/Australia/Far East Index posting two consecutive quarters of positive results at 4.34% and 0.22%, respectively. Those sectors, geographies, and styles that have led the equity market rally over the past year experienced a sharp correction in April. Semiconductor stocks, emerging markets, small cap stocks, and commodity-related stocks all declined and GELS Advisors with exposures to these sectors incurred losses. Markets continued to be volatile in May, a month which saw a sharp correction in Japan, a market which until this point had been left unscathed. June saw a degree of stabilization as most major equity markets rebounded; among developed markets, Japan experienced the strongest rally after the correction experienced the previous month.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2004, GED represented approximately 23% of the Company's members' equity which was generally consistent with the weighting of GED as part of the Company throughout the six months ended June 30, 2004. GED returned 1.13% and 5.11%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

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

     The distressed and high yield markets witnessed a volatile quarter due to capital outflows and interest rate concerns; high yield credit spreads tightened by 34 bps to 404 bps versus Treasuries, and the Merrill Lynch U.S. High Yield Master II Index declined in two of the three months in the second quarter, ending the quarter down approximately 0.80%. Additionally, high yield mutual fund flows were net negative for the quarter at about $4 billion. Despite the choppiness in the market, many GED Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Some benefited from investing in situations with a clear catalyst or "event" uncorrelated to the markets. The high yield calendar slowed in the second quarter, with new issuance totaling approximately $38 billion and year-to-date issuance at $82 billion.

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

     The first quarter of 2004 saw high yield credit spreads widen slightly while the second quarter of the year saw a tightening of credit spreads. Since the beginning of 2004, credit spreads have tightened from 418 bps to 404 bps over Treasuries, and the Merrill Lynch U.S. High Yield Master II Index has returned 1.36%. High yield mutual funds saw capital outflows of approximately $5.4 billion over the first half of the year. Many GED Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Unlike the indiscriminate high yield rally of 2003, during 2004, GED Advisors have increasingly been rewarded for strong credit selection. High yield new issuance for the first half of the year was very robust at approximately $82 billion, on its way to surpassing the record $140 billion of debt that was issued in 2003.

     On the mergers and acquisitions front, global volume of $909 billion was also on course to surpass last year's total volume of $1.3 trillion. The first quarter of the year witnessed three key large deals: the $67 billion hostile bid by Comcast to acquire Disney, the $65 billion hostile bid by Sanofi-Synthelab to acquire Aventis, and the $55 billion merger between JP Morgan Chase and Banc One. This created a greater opportunity for the GED Advisors than previously seen. Although there were no extremely large deals announced in the second quarter, the termination of the $1.6 billion deal between Titan and Lockheed Martin was noteworthy, as it hurt a number Advisors in their risk arbitrage portfolios. In a benign merger environment, the negative impact from the termination of one deal can be amplified for the risk arbitrage community, which seeks returns from a limited number of deals.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of June 30, 2004, GRV represented approximately 39% of the Company's members' equity which was generally consistent with the weighting of GRV as part of the Company throughout the six months ended June 30, 2004. GRV returned (0.46)% and 1.79%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     Convertible arbitrage Advisors experienced a challenging trading environment during the second quarter of 2004 due to numerous adverse market forces. The main theme expressed by GRV II Advisors was a lack of opportunity as a result of a very richly valued market, which continued to see large investor inflows despite lower expected returns. The credit space saw a widening in credit spreads, mostly as a reaction to the increase in interest rates during April and May. Equity implied volatility, historically an important contributor to convertible arbitrage returns, continued its year-long decline to such a point that many GRV Advisors saw an attractive entry point for volatility-based trades. The market also reacted to sudden exogenous risks represented in events which reduced the valuation of certain convertible bonds and resulted in a market decline. Overall, Advisors were cautious in analyzing a very complicated trading environment ripe with macro risks.

     Fixed income arbitrage Advisors had an active second quarter, as the U.S. interest-rate environment experienced the first official hike in short-term Fed lending rates. This monetary tightening began as the Fed broadcast its intentions of tightening economic conditions in response to a heating economy. The U.S. interest-rate yield curve began to flatten early in the second quarter, as short-term bonds sold off more than long-term bonds. Fixed income arbitrage Advisors profited from short-term trading of mispriced securities in this highly volatile market, as well as from well-positioned curve-flattening trades. With much of the tightening already priced into the market by the time of the actual Fed action, the FOMC acted accordingly with a 25 bps increase in rates and expectations are that the next few meetings will provide similar "measured" hikes.

     Equity market neutral Advisors were able to deliver modest profits during an otherwise "nervous" equity market. Despite low equity volatility and high correlation among names, certain GRV Advisors were able to put on the correct value and momentum bets in their portfolio and generate returns. In particular, GRV Advisors who focused on the small-cap sector had strong performance.

SIX MONTHS ENDED JUNE 30, 2004

     Convertible bond arbitrage strategies saw a steady inflow of investor capital in the first half of 2004. The supply of new issues did not live up to investor demand, resulting in a lack of opportunity for GRV Advisors. Throughout the year, the market saw stable and narrow credit spreads, declining equity volatility, and higher interest-rates, which reduced the returns in traditional convertible-bond trades and motivated GRV Advisors to trade smartly and selectively. Some successful GRV Advisors reduced exposure to credit-sensitive trades and put on volatility-sensitive trades, inspired by the attractive low level of equity volatility. Many GRV Advisors also began employing more complex and higher-return trades, increasingly using convertible bonds to express views on special situations and capital-structure arbitrage.

     Fixed income arbitrage GRV Advisors traded through two very different markets in the first half of 2004, with the turning point being the market's expectation of imminent higher interest rates. In the first quarter, the market was still unsure that an economic recovery was underway, and investors moved into interest-rate products, lowering the benchmark 10-year Treasury yield from 4.3% to 3.8%. When stronger payroll numbers were later released, along with a broadcasted message from the Fed that it would likely raise rates, the fixed-income market sold off dramatically and pushed the 10-year rate back to a peak of 4.85%. The market fluctuated and traded in a narrow band during the last two months, leading to the actual 25 bps Fed interest rate increase at the end of June, which provided GRV Advisors with an opportunity to profit from short-term range-bound trading and volatility-sensitive trades. As the market adjusted to expectations of higher short-term interest rates, the yield-curve flattened, and GRV Advisors who were able to put on trades that captured movements in the yield curve through any combination of securities were profitable.

     Equity market neutral GRV Advisors saw a reversal in 2004 from the negative trends of 2003, as most GRV Advisors posted modest positive results. The equity markets moved around during the first half of the year, but have given back almost all gains, posting a return of only 2%-3%. To the benefit of fundamentally-driven market-neutral GRV Advisors, investors appeared to refocus on company fundamentals, ending the "flight-to-junk" behavior of the previous year. GRV Advisors were able to generate profits depending on their models' relative weights among various factors such as value or momentum. This dynamic produced the best results in portfolios focused on the small-cap sector, which offered more attractive trades than large-caps.


GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of June 30, 2004, GTT represented approximately 27% of the Company's members' equity which was generally consistent with the weighting of GTT as part of the Company throughout the six months ended June 30, 2004. GTT returned (6.14)% and (2.37)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     The second quarter of 2004 proved to be a challenging period across commodities, currencies, equities, and fixed income markets. Fixed income and non-energy commodity markets, both of which had provided the bulk of the returns in the first quarter, reversed sharply in early April. Positions in these sectors contributed the largest losses for the quarter.

     Reports of a strong economic recovery and rising inflation led to expectations of accelerated interest rate hikes by the Fed and to a sell-off in fixed income markets. Long equity and short dollar positions, particularly against the Japanese Yen and Euro, were also hurt by the anticipation of a higher interest rate environment.

     Within commodity markets, long positions in the energy sector proved to be the most profitable for the quarter, as GTT Advisors were able to capitalize on record high oil prices, driven by tightening supply and worry about the Middle East. Non-energy commodities, specifically agriculturals and metals, fell sharply due to the strengthening of the U.S. Dollar and concerns regarding slowing demand from China.

SIX MONTHS ENDED JUNE 30, 2004

     During the first quarter of 2004, commodities continued their bullish trend, contributing the majority of the profits for the quarter. Although the non-energy commodity markets fell sharply in the second quarter, resulting in a give-back of some of the profits earned earlier in the year, commodities still proved to be the most profitable asset class in the first half of 2004. Agricultural markets, specifically the soy complex, were the largest driver of returns, and GTT Advisors also held profitable positions in base and precious metals.

     Results in fixed income were mixed for the first half of 2004. In the first quarter, long bond positions in the U.S. and Europe remained profitable despite an announcement in late January by the Fed that it would no longer hold interest rates low "for a considerable period." However, expectations in the second quarter of imminent accelerated interest rate hikes by the Fed negatively impacted fixed income positions, which finished the quarter with net losses.

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

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

INTEREST INCOME

     Interest income for the three and six months ended June 30, 2005 was $86,387 and $104,979, respectively, compared to the three and six months ended June 30, 2004 of $89,879 and $376,233, respectively. The Company's interest income fluctuates with the level of cash available to invest. The decrease in interest income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

EXPENSES

     The Management Fee for the three and six months ended June 30, 2005 was $3,461,926 and $6,705,662, respectively, compared to the three and six months ended June 30, 2004 of $3,019,488 and $6,068,807, respectively. Because the Management Fee is calculated as a percentage of the Company's net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the changes in the expense in Management Fee were due to the fluctuation in the Company's net assets during the relevant periods.

     Interest expense for the three and six months ended June 30, 2005 was $11,250 and $16,136, respectively, compared to the three and six months ended June 30, 2004 of $101,138 and $422,410, respectively. The interest expense relates to the terms of the borrowing facility that was outstanding during the three and six month periods ended June 30, 2005 and 2004. As of June 30, 2005 and December 31, 2004, the Company had $0 and $3,000,000 in borrowings under its credit facility, respectively. While the amount available under the credit facility was increased to $45,000,000 as discussed in "Liquidity and Capital Resources" below, the Company does not anticipate making draw downs under the credit facility to increase leverage as part of its investment strategy and the Company's current risk position is not expected to change as a result of the increase in the amount available under the credit facility.

     Professional fees and miscellaneous expenses for the three and six months ended June 30, 2005 were $122,849 and $155,350, respectively, compared to the three and six months ended June 30, 2004 of $587,916 and $1,016,133, respectively. The decrease in professional fees and miscellaneous expenses for the periods ended June 30, 2005 was primarily due to additional services rendered by the Company's legal providers in the prior period related to the registration with the SEC.

     Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company. In addition, through its investments in the
Investment Funds, the Company bears a pro-rata portion of the administration fee paid to the managing member for services provided to the Investment Funds and Portfolio Companies.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and six months ended June 30, 2005 was $40,362 and $53,529, respectively, compared to the three and six months ended June 30, 2004 of $(1,090,124) and $275,612, respectively. The changes in Incentive Allocation are due to the decrease in new appreciation, as defined, for those periods.

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

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Company's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through June 30, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Company received investments from new and existing investors of $88,121,766 and $198,592,943 during the three and six months ended June 30, 2005, respectively, and of $0 and $20,865,014 during the three and six months ended June 30, 2004, respectively.

     The Company paid out redemptions of $0 and $128,546,636 during the three and six months ended June 30, 2005, respectively, and $0 and $34,539,625 during the three and six months ended June 30, 2004, respectively. Moreover, the Company had Redemptions payable in the amount of $111,480,533 paid in July 2005. The Managing Member funded the redemptions made in July 2005 (and anticipates funding any future redemptions) by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of any uninvested cash on hand.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Company entered into a borrowing facility with a major financial institution (the "Old Facility Counterparty"). The facility was structured as a call spread option that had been issued by the Company to the Old Facility Counterparty. Under the terms of the facility, the Company received cash and redeposited the amount with the Old Facility Counterparty in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Company was able to draw, at any given time, up to a total amount of the collateral account at the time of withdrawal. However, in no event could the Company have drawn an amount under the facility exceeding 5% of the Company's net asset value. In February 2004, the size of the facility was reduced to $20,000,000 and in October 2004 the facility expired. On November 24, 2004, the Company entered into a credit facility with a new financial institution (the "New Facility Counterparty") which will remain in effect until October 2009, unless terminated earlier in accordance with its terms or otherwise. The Company made an initial borrowing of $1,000,000 under this facility. Subject to rejection by the New Facility Counterparty, the Company may request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed, however, may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals the
London Interbank Offered Rate ("LIBOR") plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $45,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at June 30, 2005 and $3,000,000 outstanding at December 31, 2004. As security for its borrowings, the Company granted the New Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The New Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is removed by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is removed by the Company and the replacement is not approved by the New Facility Counterparty (which consent may not be unreasonably withheld) or
(vi) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund has entered into a similar facility with the New Facility Counterparty.

     As of June 30, 2005, the Company had Cash and cash equivalents on hand of $31,445,601. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $218,797. Cash and cash equivalents increased from December 31, 2004 to June 30, 2005 to cover a portion of the Redemption payable outstanding at June 30, 2005.

     Investments as of June 30, 2005 were $1,126,647,871 as compared to $1,092,953,352 as of December 31, 2004. The increase from December 31, 2004 to June 30, 2005 was due to net trading profit to the Company and net subscriptions made by the Company to the Investment Funds during the six months ended June 30, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2005 was $2,365,348 as compared to $3,247,774 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the month end net asset value of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

     The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company together with borrowings under the borrowing facility will be adequate to fund its operations and liquidity requirements.

     The Company does not have any long-term debt obligations, capital or operational lease obligations, purchase obligations or other long-term debt liabilities. In addition, there are no off-balance sheet or contingent liabilities at the Company level.

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

     The Company's investments in Investment Funds are subject to terms and conditions of their respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations are made based on information the Investment Funds receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. Neither the Company nor the Investment Funds generally will receive independent valuations from third party administrators or from any of the Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company's Form 10-K for the year ended December 31, 2004.

OFF-BALANCE SHEET RISK

     There are no off-balance sheet or material contingent liabilities at the Company level.

CONTRACTUAL OBLIGATIONS

     The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of June 30, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2005 to June 30, 2005 and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk.

                                 SIX MONTHS ENDED
                                  JUNE 30, 2005
                -----------------------------------------------
                    % OF        % OF ADJUSTED          FAIR        NET TRADING
  INVESTMENT       MEMBERS'         MEMBERS'       VALUE/VALUE     PROFIT/LOSS
     FUND          EQUITY           EQUITY(7)        AT RISK      (IN MILLIONS)      LIQUIDITY
     ----          ------           ------           -------      -------------      ---------
    GELS            23.83%          21.53%        $248,743,462          $4.5            (1)
    GED             26.98%          24.38%        $281,697,571          $6.1            (2)
    GRV             33.65%          30.40%        $351,346,561         $(1.1)           (3)
    GTT             23.45%          21.19%        $244,860,277         $(3.3)           (4)
                -----------      -----------    --------------        -------
TOTAL            107.91%(5)       97.50% (6)    $1,126,647,871          $6.2
                ===========      ===========    ==============        =======

                                            YEAR ENDED
                                        DECEMBER 31, 2004
-------------------------------------------------------------------------------------------------

                    % OF        % OF ADJUSTED          FAIR        NET TRADING
  INVESTMENT       MEMBERS'         MEMBERS'       VALUE/VALUE     PROFIT/LOSS
     FUND          EQUITY           EQUITY(7)        AT RISK      (IN MILLIONS)      LIQUIDITY
     ----          ------           ------           -------      -------------      ---------
    GELS            23.63%          20.84%        $226,276,134         $17.7           (1)
    GED             28.01%          24.69%        $268,186,702         $27.9           (2)
    GRV             36.60%          32.27%        $350,409,379         $17.9           (3)
    GTT             25.91%          22.84%        $248,081,137         $8.5            (4)
                  -----------     -----------    --------------       ------
TOTAL              114.15%(5)      100.64%(5)    $1,092,953,352        $72.0
                  ===========     ===========    ==============       ======


(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(3) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, redemptions were made semi-annually with 45 days notice, or at the sole discretion of the managing member and a twelve month holding period was in effect.

(4) Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the managing member.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and redemptions payable after the balance sheet date.

(6) The total value of the Company's investments in the Investment Funds was less than 100% of adjusted members' equity because adjusted members' equity reflected a significant amount of Cash and cash equivalents.

(7) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $111,480,533 and $128,546,636 that are payable at June 30, 2005 and at December 31, 2004, respectively.

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

     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk ("VaR") and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which often times includes site visits and conference calls.

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

     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. The adjustment to the weights implemented as of July 1, 2004 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. As of June 30, 2005, the weights for the Investment Funds were generally consistent with the weights set by the Managing Member as of July 1, 2004. The approximate weights of the Investment Funds were 22% GELS, 24% GED, 30% GRV and 21% GTT as of June 30, 2005 as a percentage of adjusted members' equity which excludes redemptions paid after June 30, 2005. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to, 30% GELS, 30% GED, 25% GRV, and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and is intended to be implemented by the Managing Member gradually following July 1, 2005. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From January 1, 2005 to June 30, 2005, aggregate subscriptions totaled $198,592,943. Details of the sale of the series of Units are as follows:

                                                                                     TOTAL
                       CLASS AND SERIES      NUMBER OF          NUMBER OF         SUBSCRIPTION
     DATE OF SALE          OF UNITS          UNITS SOLD         INVESTORS            AMOUNT
---------------------- ------------------ ---------------- ------------------- ------------------
   January 1, 2005     Class A Series 9     244,566.36             40               $24,456,636
  February 1, 2005     Class A Series 10    546,895.41             50               $54,689,541
    March 1, 2005      Class A Series 11    313,250.00             35               $31,325,000
    April 1, 2005      Class A Series 12    282,000.00             31               $28,200,000
     May 1, 2005       Class A Series 13    305,217.66             31               $30,521,766
    June 1, 2005       Class A Series 14    294,000.00             28               $29,400,000
---------------------- ------------------ ---------------- ------------------- ------------------
        Total                             1,985,929.43            215              $198,592,943


     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 60 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out no redemptions during the three months ended June 30, 2005.

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

                                   GOLDMAN SACHS HEDGE FUND
                                   PARTNERS, LLC
                                    (Registrant)

                                   By:  Goldman Sachs Hedge Fund Strategies LLC
                                        Managing Member

    Date:  August 15, 2005              By: /s/ Tobin V. Levy
                                           ---------------------
                                            Tobin V. Levy
                                            Managing Director and Chief
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