Form 10-Q
period 2005-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2005-11-14
CIK 1173394

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ---------------------
                                 FORM 10-Q
                           ---------------------

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

                                     or

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----

                     Commission File Number: 000-50723

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
           (Exact name of registrant as specified in its charter)

               DELAWARE                                04-3638229
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation)                        Identification No.)

           701 MOUNT LUCAS ROAD
           PRINCETON, NEW JERSEY                         08540
  (Address of principal executive offices              (Zip Code)

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

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Schedule of Investments as of September 30, 2005 and
  December 31, 2004..........................................................3

  Balance Sheet as of September 30, 2005 and December 31, 2004...............4

  Statement of Operations for the three and nine months ended
  September 30, 2005 and 2004................................................5

  Statement of Changes in Members' Equity for the nine months ended
  September 30, 2005 and for the year ended December 31, 2004................6

  Statement of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004.....................................................7

  Notes to Unaudited Financial Statements....................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........41

ITEM 4.  CONTROLS AND PROCEDURES.............................................44


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................45

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........45

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................45

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................46

ITEM 5.  OTHER INFORMATION...................................................46

ITEM 6.  EXHIBITS............................................................48

SIGNATURES...................................................................49

INDEX TO EXHIBITS............................................................50

ITEM 1.   FINANCIAL STATEMENTS

                          GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                  SCHEDULE OF INVESTMENTS

                         SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                   (Unaudited)                         (Audited)
                                      2005                               2004
                          -----------------------------   -------------------------------------
                                                                                         % of
                                                % of                        % of       adjusted
                                Fair          members'       Fair          members'     members'
        Investee               value          equity         value         equity (1)  equity (2)
----------------------     --------------     ---------  -------------     ----------  -----------
Goldman Sachs Global
  Equity Long/Short, LLC  $   286,122,186      25.96%   $   226,276,134     23.63%      20.84%

Goldman Sachs Global
  Event Driven, LLC           296,418,668      26.89%       268,186,702     28.01%      24.69%

Goldman Sachs Global
  Relative Value, LLC         315,208,077      28.60%       350,409,379     36.60%      32.27%

Goldman Sachs Global
  Tactical Trading, LLC       206,997,145      18.78%       248,081,137     25.91%      22.84%
                          ---------------     -------   ---------------    -------     -------
Total investments
(cost $945,173,962 and
$945,867,114,
respectively)             $ 1,104,746,076     100.23%   $ 1,092,953,352    114.15%     100.64%
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



                          See accompanying notes.



                          GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                       BALANCE SHEET

                         SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                          ASSETS
                                          ------
                                                          (Unaudited)             (Audited)
                                                              2005                   2004
                                                      ---------------------  -------------------
Assets:
     Cash and cash equivalents                       $        1,071,009      $         218,797
     Investments (cost $945,173,962
         and $945,867,114, respectively)                  1,104,746,076          1,092,953,352
                                                      ---------------------  -------------------
        Total assets                                 $    1,105,817,085      $   1,093,172,149
                                                      =====================  ===================

                                LIABILITIES AND MEMBERS' EQUITY
                                -------------------------------

Liabilities:
     Redemptions payable                              $               -      $     128,546,636
     Due to managing member                                   3,399,678              3,247,774
     Due to bank                                                 10,223              3,000,000
     Accounts payable and accrued liabilities                   153,612                922,506
                                                      ---------------------  -------------------
        Total liabilities                                     3,563,513            135,716,916


Members' equity (units outstanding 9,199,194.92 and
8,106,803.34, respectively)                               1,102,253,572            957,455,233
                                                      ---------------------  -------------------

        Total liabilities and members' equity         $   1,105,817,085      $   1,093,172,149
                                                      =====================  ===================
Analysis of members' equity:
     Net capital contributions, accumulated net
     investment income/(loss) and realized
       profit/(loss)                                  $     942,681,458      $     810,368,995
     Accumulated net unrealized profit/(loss)         $     159,572,114      $     147,086,238
                                                      =====================  ===================



                                                      See accompanying notes.


                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                   STATEMENT OF OPERATIONS

                                         (UNAUDITED)

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                       -------------------------------  ----------------------------
                                            2005            2004             2005           2004
                                       ---------------  --------------  --------------- --------------
Income from trading:
   Equity in earnings of investees:
      Realized profit/(loss)           $  18,454,671   $  14,934,511    $ 37,846,848   $  18,367,164
      Change in unrealized
        profit/(loss)                     25,643,534     (11,651,471)     12,485,876      (2,442,463)
                                       ---------------  --------------  --------------- --------------

      Net trading profit/(loss)           44,098,205       3,283,040      50,332,724      15,924,701

Interest income                               41,648         114,412         146,626         490,645

Expenses:
      Management fee                       3,399,678       2,918,115      10,105,340       8,986,922
      Professional fees                      283,326         585,698         437,526       1,601,831
      Interest expense                        10,222         121,684          26,358         544,094
      Miscellaneous expenses                       -               -           1,149               -
                                       ---------------  --------------  --------------- --------------

      Total expenses                       3,693,226       3,625,497      10,570,373      11,132,847
                                       ---------------  --------------  --------------- --------------

        Net investment income/(loss)      (3,651,578)     (3,511,085)    (10,423,747)    (10,642,202)
                                       ---------------  --------------  --------------- --------------

Net income/(loss)                         40,446,627        (228,045)     39,908,977       5,282,499

Less:  Incentive allocation to the
   managing member                         1,950,055         (11,297)      2,003,584         264,315
                                       ---------------  --------------  --------------- --------------

Net income/(loss) available for
   pro-rata allocation to members      $  38,496,572   $    (216,748)   $ 37,905,393   $   5,018,184
                                       ===============  ==============  =============== ==============



                                                      See accompanying notes.


                          GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                          STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)


                                     Managing                                                Total
                                     member's            Members'          Members'         members'
                                      equity              units             equity           equity
                                  ---------------    --------------- ---------------- ----------------
Balance at December 31, 2003       $          -        8,540,512.41   $  933,245,742   $  933,245,742

Subscriptions                                 -        1,238,393.44      126,385,622      126,385,622
Redemptions                          (2,902,854)      (1,321,377.58)    (157,329,006)    (160,231,860)
Share class conversion                        -         (350,724.93)               -                -
Allocations of net
income/(loss):
   Incentive allocation               2,902,854                   -                -        2,902,854
   Pro-rata allocation                        -                   -       55,152,875       55,152,875
                                  ---------------    --------------- ---------------- ----------------

Balance at December 31, 2004                  -        8,106,803.34      957,455,233      957,455,233

Subscriptions                                 -        2,176,929.43      217,692,943      217,692,943
Redemptions                                   -         (939,849.44)    (112,803,581)    (112,803,581)
Share class conversion                        -         (144,688.41)               -                -
Allocations of net
income/(loss):
   Incentive allocation               2,003,584                   -                -       2,003,584
   Pro-rata allocation                        -                   -       37,905,393      37,905,393
                                  ---------------    --------------- ---------------- ----------------
Balance at September 30, 2005      $  2,003,584       9,199,194.92   $ 1,100,249,988   $1,102,253,572
                                  ===============    =============== ================ ================




                                                      See accompanying notes.



                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                   STATEMENT OF CASH FLOWS

                                         (UNAUDITED)

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                    2005              2004
                                                             ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                         $  39,908,977       $  5,282,499

Adjustments to reconcile net income/(loss) to net
  cash from operating activities:
     Purchases of investments                                   (184,560,000)       (79,845,756)
     Proceeds from sales of investments                          223,100,000        124,823,619
     Realized (profit)/loss from sales of
        investments                                              (37,846,848)       (18,367,164)
     Change in unrealized (profit)/loss                          (12,485,876)         (2,442,463)

(Increase)/decrease in operating assets:
     Other assets                                                          -             77,464
Increase/(decrease) in operating liabilities:
     Redemption payable                                         (128,546,636)       (34,529,625)
     Due to managing member                                          151,904         (2,020,335)
     Accounts payable and accrued liabilities                       (768,894)           987,995
                                                             ----------------    ---------------
Net cash from operating activities                              (101,047,373)        (1,148,840)
                                                             ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                               217,692,943         32,210,622
     Redemptions                                                (112,803,581)       (31,685,217)
     Increase/(decrease) in Due to bank                           (2,989,777)       (26,492,025)
                                                             ----------------    ---------------

Net cash from financing activities                               101,899,585        (25,966,620)
                                                             ----------------    ---------------

     Net change in cash and cash equivalents                         852,212        (27,115,460)

Cash and cash equivalents at beginning of period                     218,797         48,423,637
                                                             ----------------    ---------------

Cash and cash equivalents at end of period                     $   1,071,009       $ 21,308,177
                                                             ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the period for
interest                                                       $      16,135       $    544,094
                                                             ================    ===============



                                   See accompanying notes.


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             September 30, 2005

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

Consolidation
-------------

During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the member. The Company may, but normally does not intend to, exercise control over majority owned Investees.




                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

Consolidation (continued)
-------------------------

The following table summarizes the Company's ownership in the Investees at September 30, 2005 and December 31, 2004:

                                     September 30, 2005
                   ---------------------------------------------------
                                         Company           % owned by
                   Investee equity      investment        the Company
                   ----------------- ------------------ --------------

GELS                 $963,068,800    $   286,122,186         29.71%
GED                   998,556,402        296,418,668         29.68%
GRV                   744,770,642        315,208,077         42.32%
GTT                   476,052,217        206,997,145         43.48%
                                     ---------------
 Total                               $ 1,104,746,076
                                     ===============


                                   December 31, 2004
                   ---------------------------------------------------
                                         Company           % owned by
                   Investee equity      investment        the Company
                   ----------------- ------------------ --------------

GELS                 $694,878,944    $   226,276,134         32.56%
GED                   860,469,969        268,186,702         31.17%
GRV                   617,008,832        350,409,379         56.79%
GTT                   635,662,057        248,081,137         39.03%
                                     ---------------
 Total                               $ 1,092,953,352
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

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Investee's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor fund investments are valued at fair value as determined by the Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for the four Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

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

The following table summarizes the Company's Equity in earnings of investees for the three and nine months ended September 30, 2005 and 2004:



                            Three months ended September 30,    Nine months ended September 30,
-----------    ---------    --------------------------------    -------------------------------
Investee       Liquidity         2005              2004              2005             2004
-----------    ---------    --------------    --------------    --------------   --------------

GELS             (1)        $ 16,378,724      $ 1,355,084        $ 20,876,552    $  3,206,707
GED              (2)           9,721,097        3,471,616          15,831,066      13,933,031
GRV              (3)          10,861,516        1,884,975           9,745,898       8,256,101
GTT              (4)           7,136,868       (3,428,635)          3,879,208      (9,471,138)
                            --------------    --------------    -------------- - --------------
  Total                     $ 44,098,205      $ 3,283,040        $ 50,332,724    $ 15,924,701
                            ==============    ==============    ============== = ==============


(1) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(3) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, redemptions were made semi-annually with 45 days' notice, or at the sole discretion of the managing member and a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(4) Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

Goldman Sachs Global Equity Long/Short, LLC
-------------------------------------------
GELS seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor's assessment of fundamental value compared to market price, although Advisors employ a wide range of styles.

Goldman Sachs Global Event Driven, LLC
--------------------------------------
GED seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Relative Value, LLC
----------------------------------------
GRV seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well.

Goldman Sachs Global Tactical Trading, LLC
------------------------------------------
GTT seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at September 30, 2005 and 2004. The weighted average is based on the period end market values of each Advisor's investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

                       September 30, 2005             September 30, 2004
                   ----------------------------   ---------------------------
                    Management       Incentive     Management      Incentive
   Investee            fees             fee           fees            fee
----------------   --------------    ----------   --------------   ----------
     GELS              1.46%          19.96%          1.44%         19.82%
      GED              1.46%          19.92%          1.41%         19.94%
      GRV              1.66%          20.94%          1.58%         20.70%
      GTT              2.01%          20.35%          2.01%         20.04%

The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at September 30, 2005 and December 31, 2004:

   Investee          September 30, 2005              December 31, 2004
----------------   ----------------------------   ---------------------------

     GELS                  $237,855,393                  $ 193,714,595
      GED                   236,665,601                    213,989,105
      GRV                   282,956,248                    315,948,238
      GTT                   187,696,720                    222,215,176
                        --------------------           --------------------
 Total                     $945,173,962                  $ 945,867,114
                        ====================           ====================

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, a monthly administration fee is charged by SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended September 30, 2005 and 2004, the administration fee charged at the Investee level totaled $177,624 and $468,009, respectively. For the nine months ended September 30, 2005 and 2004, the administration fee charged at the Investee level totaled $520,097 and $1,439,194, respectively.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 3 - FEES (CONTINUED)
-------------------------

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI is the administrator for each Investee.

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

NOTE 5 - DERIVATIVE CONTRACTS AND OTHER FINANCIAL INSTRUMENTS
-------------------------------------------------------------

In the normal course of business, the Advisors trade various financial instruments and may enter into various investment activities with off-balance sheet risk. These include, but are not limited to, futures, forwards, swaps and options written. The Company's risk of loss in the Investees is limited to the value of its investment as reported by the Investee.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at September 30, 2005 and December 31, 2004.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at September 30, 2005 and December 31, 2004.

NOTE 7 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a major financial institution. Effective September 1, 2005 and subject to approval by the financial institution, the Company may request to borrow up to $40,000,000. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is the London Interbank Offering Rate ("LIBOR"), plus 0.85%. There were no borrowings outstanding at September 30, 2005 and $3,000,000 was outstanding at December 31, 2004, which is included in Due to bank on the Balance Sheet. The Company granted a security interest in the Company's cash accounts and any other accounts that contain any other investment property of the Company.

Prior to November 24, 2004, the Company had entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was LIBOR plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 8 - MEMBERS' EQUITY
------------------------

At September 30, 2005 and December 31, 2004, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the nine months ended September 30, 2005 and the year ended December 31, 2004 are as follows:


                      Nine months ended September 30, 2005       Year ended December 31, 2004
                    ----------------------------------------   -----------------------------------
                              Units               Amount               Units             Amount
                      ----------------    ------------------   ----------------   ----------------

Share Class Conversion
   Class A
     Series 1            911,205.08          $109,573,710       4,493,143.70       $512,003,655
     Series 2               (687.41)              (71,818)       (415,994.14)       (44,920,761)
     Series 3            (83,221.74)           (8,734,155)       (752,365.57)       (80,402,510)
     Series 4            (12,734.34)           (1,346,355)       (879,574.26)       (94,683,681)
     Series 5            (17,500.00)           (1,850,110)       (654,391.41)       (69,753,438)
     Series 6           (298,400.00)          (31,325,187)       (836,120.00)       (86,760,878)
     Series 7           (412,100.00)          (42,863,013)     (1,210,045.71)      (125,529,478)
     Series 8           (231,250.00)          (23,383,072)        (86,289.39)        (9,029,305)
     Series 9                     -                     -          (8,313.51)          (845,096)
     Series 10                    -                     -            (774.64)           (78,508)
                      ----------------    ------------------   ----------------   ----------------
Total                   (144,688.41)         $          -        (350,724.93)      $          -
                      ================    ==================   ================   ================

Subscriptions
   Class A
     Series 1                     -                     -         182,499.95       $ 20,796,273
     Series 2                     -                     -             687.41             68,741
     Series 3                     -                     -          83,221.74          8,322,174
     Series 4                     -                     -          12,734.34          1,273,434
     Series 5                     -                     -          17,500.00          1,750,000
     Series 6                     -                     -         298,400.00         29,840,000
     Series 7                     -                     -         412,100.00         41,210,000
     Series 8                     -                     -         231,250.00         23,125,000
     Series 9            244,566.36            24,456,636                 -                  -
     Series 10           546,895.41            54,689,541                 -                  -
     Series 11           313,250.00            31,325,000                 -                  -
     Series 12           282,000.00            28,200,000                 -                  -
     Series 13           305,217.66            30,521,766                 -                  -
     Series 14           294,000.00            29,400,000                 -                  -
     Series 15           128,500.00            12,850,000                 -                  -
     Series 16            52,500.00             5,520,000                 -                  -
     Series 17            10,000.00             1,000,000                 -                  -
                      ----------------    ------------------   ----------------   ----------------
Total                  2,176,929.43         $ 217,692,943       1,238,393.44       $126,385,622
                      ================    ==================   ================   ================




                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 8 - MEMBERS' EQUITY (CONTINUED)
------------------------------------

                         Nine months ended September 30, 2005        Year ended December 31, 2004
                         --------------------------------------   -----------------------------------
                            Units               Amount                 Units             Amount
                         ----------------    ------------------   ----------------   ---------------
Redemptions
   Class A
      Series 1             $ 937,280.98          112,546,949        1,321,377.58      $ 157,329,006
      Series 9                 2,299.15              229,584                   -                  -
      Series 10                  269.31               27,048                   -                  -
                         ----------------    ------------------   ----------------   ----------------
      Total                  939,849.44        $ 112,803,581        1,321,377.58      $ 157,329,006
                         ================    ==================   ================   ================


At September 30, 2005 and December 31, 2004, members' equity consists of the following:

                                    September 30, 2005                    December 31, 2004
                            -----------------------------------    ---------------------------------
                                Units               Net                Units              Net
                             outstanding        asset value         outstanding       asset value
                            -------------      ----------------    --------------    ---------------
Non-managing members
   Class A
      Series 1             7,024,833.95        $ 874,193,845        7,050,909.85      $ 847,881,523
      Series 2                        -                    -              687.41             71,818
      Series 3                        -                    -           83,221.74          8,734,155
      Series 4                        -                    -           12,734.34          1,346,355
      Series 5                        -                    -           17,500.00          1,850,110
      Series 6                        -                    -          298,400.00         31,325,187
      Series 7                        -                    -          412,100.00         42,863,013
      Series 8                        -                    -          231,250.00         23,383,072
      Series 9               242,267.21           25,071,267                   -                  -
      Series 10              546,626.10           56,892,497                   -                  -
      Series 11              313,250.00           32,277,053                   -                  -
      Series 12              282,000.00           29,216,487                   -                  -
      Series 13              305,217.66           32,101,797                   -                  -
      Series 14              294,000.00           30,803,077                   -                  -
      Series 15              128,500.00           13,316,209                   -                  -
      Series 16               52,500.00            5,365,237                   -                  -
      Series 17               10,000.00            1,012,519                   -                  -
                           ------------        -------------      --------------    ---------------
          Subtotal         9,199,194.92       $1,100,249,988        8,106,803.34      $ 957,455,233
                           ==============                         ==============

Managing member                                    2,003,584                                       -
                                               -------------                          -------------
Total members' equity                         $1,102,253,572                          $ 957,455,233
                                              ==============                          ==============


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the three months ended September 30, 2005 are as follows:

                                             Class A    Class A    Class A     Class A     Class A
                                            Series 1   Series 9   Series 10   Series 11   Series 12
                                            --------   --------   ---------   ---------  ----------
Per unit operating performance:
  Net asset value, beginning of period       $ 120.08  $  99.86   $ 100.43    $  99.40    $  99.98
Income from operations:
  Net trading profit/(loss)                      4.99      4.16       4.19        4.15        4.16
  Net investment income/(loss)                  (0.63)    (0.53)     (0.54)      (0.51)      (0.54)
                                            ---------  --------   ---------   ---------  ----------
    Total income/(loss) from operations          4.36      3.63       3.65        3.64        3.62
                                            ---------  --------   ---------   ---------  ----------


Net asset value, end of period               $ 124.44  $ 103.49   $ 104.08    $  103.04   $  103.60
                                            =========  ========   ========    =========  ==========
Ratios to average net assets (annualized):
  Expenses                                      1.28%     1.28%      1.28%       1.28%       1.28%
  Incentive allocation                          0.18%     0.18%      0.19%       0.16%       0.19%
                                            ---------  --------   ---------   ---------  ----------
     Total expenses and incentive
     allocation                                 1.46%     1.46%      1.47%       1.44%       1.47%
                                            =========  ========   ========    =========  ==========
     Net investment income/(loss)              (1.45%)   (1.45%)    (1.45%)     (1.42%)     (1.45%)
                                            =========  ========   ========    =========  ==========
Total return (prior to incentive allocation)    3.82%     3.82%      3.82%       3.82%       3.81%
Incentive allocation                           (0.18%)   (0.18%)    (0.19%)     (0.16%)     (0.18%)
                                            ---------  --------   ---------   ---------  ----------
         Total return                           3.64%     3.64%      3.63%       3.66%       3.63%
                                            =========  ========   ========    =========  ==========

                                              Class A     Class A     Class A     Class A    Class A
                                            Series 13   Series 14   Series 15   Series 16  Series 17
                                            ---------   ---------   ----------  ----------  ---------
Per unit operating performance:
  Net asset value, beginning of period      $  101.49    $ 101.10    $ 100.00     $ 100.00   $ 100.00
Income from operations:
     Net trading profit/(loss)                   4.23        4.21        4.17         2.55       1.42
     Net investment income/(loss)               (0.54)      (0.54)      (0.54)       (0.35)     (0.17)
                                            ---------    --------    ---------   ---------  ----------
     Total income/(loss) from operations         3.69        3.67        3.63         2.20       1.25
                                            ---------    --------    ---------   ---------  ----------
Net asset value, end of period              $  105.18    $ 104.77    $ 103.63     $ 102.20   $ 101.25
                                            =========    ========    ========    =========  ==========

Ratios to average net assets (annualized):
  Expenses                                      1.28%       1.28%       1.28%        1.28%      1.26%
  Incentive allocation                          0.19%       0.19%       0.19%        0.11%      0.07%
                                            ---------    --------    ---------   ---------  ----------
     Total expenses and incentive
     allocation                                 1.47%       1.47%       1.47%        1.39%      1.33%
                                            =========    ========    ========    =========  ==========
     Net investment income/(loss)              (1.45%)     (1.45%)     (1.45%)      (1.39%)    (1.32%)
                                            =========    ========    ========    =========  ==========

Total return (prior to incentive allocation)    3.82%       3.82%       3.82%        2.32%      1.32%
Incentive allocation                           (0.19%)     (0.19%)     (0.19%)      (0.12%)    (0.07%)
                                            ---------    --------    ---------   ---------  ----------
         Total return                           3.63%       3.63%       3.63%        2.20%       1.25%
                                            =========    ========    ========    =========  ==========


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005



NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the three months ended September 30, 2004 are as follows:


                                             Class A    Class A    Class A     Class A     Class A
                                            Series 1   Series 2   Series 3    Series 4    Series 5
                                            --------   --------   ---------   ---------  ----------
Per unit operating performance:
   Net asset value, beginning of period     $  114.58   $ 99.52   $ 100.00    $ 100.00    $ 100.00
Income from operations:
   Net trading profit/(loss)                     0.40      0.35       0.34        1.00        0.88
   Net investment income/(loss)                 (0.43)    (0.37)     (0.37)      (0.29)      (0.17)
                                            ---------  --------   --------    ---------   --------
    Total income/(loss) from operations         (0.03)    (0.02)     (0.03)       0.71        0.71
                                            ---------  --------   --------    ---------   --------

Net asset value, end of period              $  114.55   $ 99.50   $  99.97    $ 100.71    $ 100.71
                                            =========   ========= =========   =========   =========

Ratios to average net assets (annualized):
   Expenses                                     1.38%     1.38%      1.38%       1.35%       1.34%
   Incentive allocation                         0.00%     0.00%      0.00%       0.04%       0.04%
                                            ---------  --------   --------    ---------   --------
    Total expenses and incentive
      allocation                                1.38%     1.38%      1.38%       1.39%       1.38%
                                            =========  ========   ========    =========   =========
         Net investment income/(loss)          (1.33%)   (1.33%)    (1.33%)     (1.33%)     (1.32%)
                                            =========  ========   ========    =========   =========


 Total return (prior to incentive allocation)  (0.03%)   (0.02%)    (0.03%)      0.75%       0.75%
 Incentive allocation                          (0.00%)   (0.00%)    (0.00%)     (0.04%)     (0.04%)
                                            ---------  --------   --------    ---------   --------
         Total return                          (0.03%)   (0.02%)    (0.03%)      0.71%       0.71%
                                            =========  ========   ========    =========   =========


                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the nine months ended September 30, 2005 are as follows:


                                             Class A    Class A     Class A     Class A     Class A
                                            Series 1   Series 9   Series 10   Series 11   Series 12
                                            --------   --------   ---------   ---------  ----------
Per unit operating performance:
   Net asset value, beginning of period     $  120.25   $100.00   $ 100.00    $ 100.00    $ 100.00
Income from operations:
   Net trading profit/(loss)                     5.58      4.63       5.18        3.96        4.44
   Net investment income/(loss)                 (1.39)    (1.14)     (1.10)      (0.92)      (0.84)
                                            ---------  --------   --------    ---------   --------
    Total income/(loss) from operations          4.19      3.49       4.08        3.04        3.60
                                            ---------  --------   --------    ---------   --------

Net asset value, end of period              $  124.44   $103.49   $ 104.08    $ 103.04    $ 103.60
                                            =========   ========= =========   =========   =========

Ratios to average net assets (annualized):
   Expenses                                     1.29%     1.30%      1.29%       1.29%       1.29%
   Incentive allocation                         0.17%     0.18%      0.21%       0.16%       0.19%
                                            ---------  --------   --------    ---------   --------
    Total expenses and incentive
      allocation                                1.46%     1.48%      1.50%       1.45%       1.48%
                                            =========  ========   ========    =========   =========
         Net investment income/(loss)          (1.44%)   (1.46%)    (1.49%)     (1.43%)     (1.45%)
                                            =========  ========   ========    =========   =========

 Total return (prior to incentive allocation)   3.66%     3.67%      4.29%       3.20%       3.79%
 Incentive allocation                          (0.17%)   (0.18%)    (0.21%)     (0.16%)     (0.19%)
                                            ---------  --------   --------    ---------   --------
         Total return                           3.49%     3.49%      4.08%       3.04%       3.60%
                                            =========  ========   ========    =========   =========



                                             Class A    Class A    Class A     Class A     Class A
                                           Series 13  Series 14  Series 15   Series 16   Series 17
                                            --------   --------   ---------   ---------  ----------
Per unit operating performance:
   Net asset value, beginning of period     $  100.00   $100.00   $ 100.00    $ 100.00    $ 100.00
Income from operations:
   Net trading profit/(loss)                     6.01      5.47       4.17        2.55        1.42
   Net investment income/(loss)                 (0.83)    (0.70)     (0.54)      (0.35)      (0.17)
                                            ---------  --------   --------    ---------   --------
    Total income/(loss) from operations          5.18      4.77       3.63        2.20        1.25
                                            ---------  --------   --------    ---------   --------

Net asset value, end of period              $  105.18   $104.77   $ 103.63    $ 102.20    $ 101.25
                                            =========   ========= =========   =========   =========

Ratios to average net assets (annualized):
   Expenses                                     1.29%     1.29%      1.28%       1.28%       1.26%
   Incentive allocation                         0.27%     0.24%      0.19%       0.11%       0.07%
                                            ---------  --------   --------    ---------   --------
    Total expenses and incentive
      allocation                                1.56%     1.53%      1.47%       1.39%       1.33%
                                            =========  ========   ========    =========   =========
         Net investment income/(loss)          (1.53%)   (1.50%)    (1.45%)     (1.39%)     (1.32%)
                                            =========  ========   ========    =========   =========

 Total return (prior to incentive allocation)   5.45%     5.02%      3.82%       2.32%       1.32%
 Incentive allocation                          (0.27%)   (0.25%)    (0.19%)     (0.12%)     (0.07%)
                                            ---------  --------   --------    ---------   --------
         Total return                           5.18%     4.77%      3.63%       2.20%       1.25%
                                            =========  ========   ========    =========   =========

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the nine months ended September 30, 2004 are as follows:


                                             Class A    Class A    Class A     Class A     Class A
                                            Series 1   Series 2   Series 3    Series 4    Series 5
                                            --------   --------   ---------   ---------  ----------
Per unit operating performance:
   Net asset value, beginning of period     $  113.95   $100.00   $ 100.00    $ 100.00    $ 100.00
Income from operations:
   Net trading profit/(loss)                     1.90      0.50       0.34        1.00        0.88
   Net investment income/(loss)                 (1.30)    (1.00)     (0.37)      (0.29)      (0.17)
                                            ---------  --------   --------    ---------   --------
    Total income/(loss) from operations          0.60     (0.50)     (0.03)       0.71        0.71
                                            ---------  --------   --------    ---------   --------

Net asset value, end of period              $  114.55   $ 99.50   $  99.97    $ 100.71    $ 100.71
                                            =========   ========= =========   =========   =========

Ratios to average net assets (annualized):
   Expenses                                     1.50%     1.50%      1.38%       1.35%       1.34%
   Incentive allocation                         0.03%     0.00%      0.00%       0.04%       0.04%
                                            ---------  --------   --------    ---------   --------
    Total expenses and incentive
      allocation                                1.53%     1.50%      1.38%       1.39%       1.38%
                                            =========  ========   ========    =========   =========
         Net investment income/(loss)          (1.46%)   (1.43%)    (1.33%)     (1.33%)     (1.32%)
                                            =========  ========   ========    =========   =========

 Total return (prior to incentive allocation)   0.57%    (0.50%)    (0.03%)      0.75%       0.75%
 Incentive allocation                          (0.04%)   (0.00%)    (0.00%)     (0.04%)     (0.04%)
                                            ---------  --------   --------    ---------   --------
         Total return                           0.53%    (0.50%)    (0.03%)      0.71%       0.71%
                                            =========  ========   ========    =========   =========


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

     As of September 30, 2005, the Company had total assets of $1,105,817,085 compared with total assets of $1,093,172,149 as of December 31, 2004. Liabilities of the Company totaled $3,563,513 as of September 30, 2005 compared with $135,716,916 as of December 31, 2004. Member's equity of the Company was $1,102,253,572 as of September 30, 2005 compared with $957,455,233 as of December 31, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     The following presents a summary of the operations for the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

     The Company's net trading profit/loss for the three and nine months ended September 30, 2005 was $44,098,205 and $50,332,724, respectively, compared to the three and nine months ended September 30, 2004 of $3,283,040 and $15,924,701, respectively.

     For the three and nine months ended September 30, 2005, the Company's Class A Series 1 Units returned 3.64% and 3.49%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. All sectors posted positive returns for the three and nine months ended September 30, 2005, with the strongest performance delivered by the equity long/short sector. Decreased investor confidence, rising interest rates, and continued strength in European and, especially, Asian equity markets during the first nine months of 2005, as well as the effects of Hurricane Katrina in the third quarter of 2005, were all significant drivers of performance. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of September 30, 2005, the Company had the following exposures:

-------------------- ---------------------- ---------------- ------------------
                                               THREE MONTHS      NINE MONTHS
                                                  ENDED             ENDED
                        PORTFOLIO WEIGHT       SEPTEMBER 30,     SEPTEMBER 30,
                           AS A % OF              2005              2005
   INVESTMENT FUND       MEMBERS' EQUITY       NET RETURN (1)    NET RETURN (1)
-------------------- ---------------------- ---------------- ------------------
        GELS                   25.96%             6.10%             8.11%
-------------------- ---------------------- ---------------- ------------------
        GED                    26.89%             3.39%             5.85%
-------------------- ---------------------- ---------------- ------------------
        GRV                    28.60%             3.57%             3.26%
-------------------- ---------------------- ---------------- ------------------
        GTT                    18.78%             3.57%             2.03%
-------------------- ---------------------- ---------------- ------------------


     (1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and nine months ended September 30, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2005, GELS represented approximately 26% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 6.10% and 8.11%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Global equity markets exhibited mixed performance in the third quarter of 2005, with U.S. equities finishing the quarter slightly ahead, while European and especially Japanese equities delivered strong performance during the quarter. U.S. equities rallied strongly in July on better than expected leading economic indicators data, a slightly improved U.S. trade deficit situation and stronger than expected retail sales figures. Japanese equities rallied on news that the country's unemployment rate had dropped to its lowest level since 1998. Technology and biotechnology companies with higher volatility than the market rallied even more strongly than the overall markets in July, hurting many of the GELS Advisors who were net short those sectors. U.S. markets reversed course and dropped significantly in August due to decreased investor confidence. The Federal Reserve Board (the "Fed") warned that the risk premiums priced into the real estate and bond markets were abnormally low, while Moody's downgraded the debt of both Ford and General Motors to junk status. Japanese equities continued to rally after a strong Tokyo consumer confidence report. Hurricane Katrina was the driving event behind the markets in September, and the hurricane's damage to gulf coast energy assets sent prices for energy commodities up significantly. The rise in energy prices helped propel energy equities higher, helping many GELS Advisors who were net long energy stocks. The Fed continued to raise interest rates despite the impact of the hurricane. Higher energy prices, in conjunction with a decline in U.S. consumer confidence levels, dampened the returns of the U.S. equities markets, which finished September only slightly higher. A victory by Japanese Prime Minister Koizumi in Japan helped to maintain the positive momentum of Japanese equities through the end of the quarter.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Markets were mixed for the first three quarters of 2005, with most U.S. indices up slightly, while European and Asian equities have delivered strong performance. The S&P 500 Index was down for the first quarter before recovering in the second and third quarters, finishing up 2.8% for the first nine months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained stable during the second quarter of 2005, prices for energy products and natural gas spiked in the third quarter, largely due to the effects of Hurricanes Katrina and Rita. Natural gas prices have risen over 125% since the beginning of the year, with much of that rise taking place in the third quarter. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six Advisors up at least 3% for the month. The market corrected in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated, hurting performance of a number of GELS Advisors. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Poor first quarter U.S. Gross Domestic Product ("GDP") numbers and inflation fears contributed to poor performance in nearly all world equity indices in April. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers, and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. In June, most U.S. indices declined or were flat, while overseas markets performed well. The Fed raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged. The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well in the month of June, and more than two thirds of GELS Advisors delivered positive performance for the second quarter of 2005. The U.S. equities markets rallied significantly in July, with technology and biotech companies performing particularly well. The market reversed course in August, with most indices down as a result of weak consumer confidence numbers, among other economic data points. In September, the markets were driven largely by the aftereffects of Hurricane Katrina, which drove prices for energy and the stocks of most energy companies significantly higher. GELS Advisors were, in aggregate, long the energy sector and benefited from the strong performance of the sector in September.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2005, GED represented approximately 27% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 3.39% and 5.85%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     GED Advisors experienced a strong third quarter, with the majority of gains coming from exposure to European and Asian situations, specifically in merger-related equity transactions and to companies with distressed credit. There were several themes at play during the quarter, including the effects of Hurricane Katrina on gasoline prices, the Federal Open Market Committee's decision to raise the Federal Funds target rate for the tenth time in a little over a year to 3.50%, and continued strength in European and Asian stock markets, particularly in Japan, where the TOPIX ended the quarter at a four-year high.

     High yield credit spreads tightened by 31 basis points ("bps") to end the quarter at 354 bps over 10-year Treasury Notes, with the high yield market, represented by the Merrill Lynch US High Yield Master II Index, ending the quarter up 0.9%. GED Advisors continued to focus on individual credits, with weakness in the airline and auto sectors continuing to dominate the headlines. In the month of August, General Motors and Ford, the two biggest U.S. automakers, were downgraded to high yield status by Moody's as both companies continued to struggle in their North American automotive operations. The news was greeted by the market with minimal impact since Fitch and S&P, the two other major ratings agencies, had already downgraded both companies in the month of May. In the month of September, the CCC and lower-rated component of the index was down 1.6% as Delta Air Lines and Northwest Airlines both filed for Chapter 11 bankruptcy citing balance sheet weakness, labor issues, competitive pressures, rising jet fuel costs and debilitating pension liabilities.

     Announced global mergers and acquisitions volumes for the third quarter of 2005 totaled $584 billion, which represented a 54% increase over the third quarter of 2004. Competitive merger transactions with inherent deal complexities typically provide attractive opportunities for GED Advisors.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     In the first quarter of 2005, GED Advisors benefited from the short positions held by many credit-focused managers, as well as from European and other non-U.S. exposure. In the second quarter of 2005, GED Advisors recouped losses suffered in April and May in the credit market with a strong month in June, aided by positive performance from Advisors with European exposure. In the third quarter of 2005, GED Advisors benefited from the increased level of mergers and acquisitions deal activity, including LBO transactions in North America and Europe, as well as certain distressed situations, particularly in the energy and power sector.

     High yield spreads were affected late in the first quarter of 2005 by a number of events, including the Fed's decision to raise short-term interest rates, high yield mutual fund outflows, and negative earnings from GM, the world's largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Fed raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows.

     Key events for 2005 through the third quarter include the downgrade of GM and Ford to junk status and Delta Air Lines and Northwest Airlines' decision to file for Chapter 11 bankruptcy.

     There has been $1.85 trillion of announced global mergers and acquisition activity through the third quarter of 2005, representing a 49% increase, year-over-year. In the third quarter of 2005, GED Advisors profited from the completion of the Sprint and Nextel Communications merger.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector. Companies with exposure to asbestos litigation rallied early in the second quarter of 2005 on the back of news that the Senate Judiciary Committee may be close to agreement on a proposed industry-financed asbestos trust fund.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of September 30, 2005, GRV represented approximately 29% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV during the first nine months of 2005. GRV returned 3.57% and 3.26%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Convertible bond arbitrage strategies generated positive returns in the third quarter of 2005. GRV does not have exposure to this type of strategy through single-strategy advisors, but rather through multi-strategy advisors. GRV Advisors experienced a recovery in this strategy primarily as a result of an increase in implied volatility, particularly in Asia. In addition, the technical selling and negative sentiment experienced in the fist half of 2005 was less prevalent in the third quarter. As a result, most GRV Advisors trading convertible bonds experienced positive performance from this strategy.

     Overall, GRV Advisors experienced a strong third quarter, despite a difficult equity market environment where the variation between individual stocks' returns remained low by historical standards, providing fewer opportunities for profits from net positive vs. net negative positions. The profits were due to strong factor performance, such as value factors and momentum factors, which, when aggregated across many stocks, resulted in strong returns.

     GRV Advisors implementing fixed income trading strategies experienced mixed performance in the third quarter of 2005. GRV Advisors' returns differed based on their investment approaches. Fixed Income trading in government/agency markets was modestly positive, driven by positions in Japan and Europe, but underperformed most other strategies. Lower trading volumes detracted from performance in the latter half of the quarter.

     GRV Advisors implementing credit relative value strategies delivered good results for the third quarter in 2005. GRV Advisors who focused on fundamental credit picking continued their solid performance. GRV Advisors who have more of a quantitative investment process and trading approach experienced some improvement in the third quarter but low volumes kept returns relatively low. Managers exposed to correlation trading suffered a bit toward the end of the quarter.

     GRV Advisors implementing strategies based on emerging market relative value posted solid gains in the third quarter, mainly attributed to intra-country trading, fundamental sovereign debt selection and strong market technicals.

     GRV Advisors implementing a multi-strategy approach experienced a positive third quarter of 2005. Although the majority of profits derived from the aforementioned strategies, GRV Advisors also benefited from their allocation to niche strategies such as energy volatility trading and credit special situations.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the first nine months of 2005. Realized equity volatility remained low throughout the first nine months of the year, implied volatilities declined and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of hedge fund investor redemptions. The Chicago Board Options Exchange Volatility Index ("VIX") (a measure of short term implied volatility) traded between 10.2% and 17.7% for the period. As a result, for the first nine months of 2005 GRV Advisors trading convertible bond strategies experienced negative performance from this strategy.

     Overall, GRV Advisors implementing equity market neutral strategies experienced a strong first nine months in 2005. Strong performance by value and momentum factors overcame a difficult equity market characterized by low dispersion between single stock prices.

     GRV Advisors implementing fixed income trading strategies collectively were slightly positive in the first nine months of 2005, although there was significant dispersion between managers' returns. Most of the dispersion was a result of the managers' security selection and trading approach. Managers focusing on yield curve relative value trading experienced mixed results, while managers focusing more on long and short positions between countries outperformed.

     GRV Advisors implementing credit relative value strategies delivered mixed results for the first nine months of 2005. GRV Advisors focusing more on fundamental credit picking were able to generate positive absolute returns, while credit relative value GRV Advisors with a more quantitative investment and trading approach (especially those exposed to correlation trades) suffered losses as the price movement predicted by their models deviated from real market price movements.

     GRV Advisors implementing strategies based on emerging market relative value posted strong results in the first nine months of 2005. Profits were primarily a result of strong market technicals coupled with successful intra-country trading and fundamental sovereign debt selection.

     GRV Advisors implementing a multi-strategy approach experienced overall positive results for the nine months ended September 30, 2005. The differences in performance between multi-strategy GRV Advisors were primarily due to the different allocation each GRV Advisor had to convertible bond trading, correlation trading, and equity volatility trading strategies. The more a GRV Advisor allocated to these strategies, the greater the likelihood of negative performance. GRV Advisors who allocated in favor of fundamental credit, equity trading strategies and niche strategies, such as energy volatility trading, produced overall positive results.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of September 30, 2005, GTT represented approximately 19% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT during the first nine months of 2005. GTT returned 3.57% and 2.03%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     The third quarter of 2005 proved to be strong for GTT Advisors as GTT Advisors were profitable in each of the three months. Equity trading was the largest contributor to performance for the third quarter through long positioning in major global equity indices. The equity markets rallied strongly during the quarter, reflecting a positive global economic outlook. GTT Advisors were particularly successful with long positions in the Nikkei, as the index rose to a four-year high on strong conviction in Japan's continuing progress toward economic recovery, a theme further emphasized by Koizumi's election victory.

     Fixed Income trading was the largest contributor to losses for GTT Advisors in the third quarter of 2005. U.S. Treasuries finished the quarter lower, as investors discounted continued interest rate tightening by the Fed and the possible economic slowdown caused by Hurricanes Katrina and Rita. Japanese government bonds also ended the third quarter significantly lower, on positive economic outlook and a favorable election result. Net long positions across European and Asian fixed income instruments generated losses for GTT Advisors, while short positions in 10-year Treasury Notes were profitable.

     Commodities trading generated substantial profits for GTT Advisors in the third quarter of 2005. Energy prices reached historical highs after Hurricane Katrina disrupted 95% of oil production along the Gulf of Mexico in August. Prices then retreated moderately at the beginning of September, until Hurricane Rita led to another spike mid-month. GTT Advisors were broadly long energy instruments, making energy the most profitable commodity sector for the quarter. Precious and base metal trading were also profitable for GTT Advisors during the quarter. Gold reached a 17-year high, as record high energy prices boosted demand for gold as an inflation-hedging instrument. Copper also traded at record highs in response to increasing global demand led by China. Grain trading was mixed as net short positions in soybeans finished the quarter profitable while short wheat positions were hurt by a sharp price spike at the end of the quarter following a government report showing that production may fall substantially due to disease in the spring crop.

     Foreign exchange trading contributed to losses for GTT Advisors in the third quarter of 2005. Following dollar depreciation in July and August, the currency rallied in September, as it became increasingly evident that yield differentials favored the U.S. over Europe and Japan. GTT Advisors were moderately profitable through net long dollar positioning against a basket of major currencies. However, profits were offset by losses generated from long dollar positioning against commodity-related currencies such as the Australian dollar as the currency appreciated in response to growing commodity demand.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     The first three quarters of 2005 experienced mixed results across the four major asset classes. Fixed income generated the majority of year-to-date gains, with profits coming primarily from long European exposure during the first half of the year. European bonds rallied strongly on sluggish economic growth and an unstable political environment. However, these long positions were the biggest detractors in the third quarter, as global fixed income markets sold off broadly on concerns over global inflation which led to interest rate tightening by the central banks. Bonds in the U.S. traded in a tight range throughout the first three quarters of the year on conflicting economic releases, resulting in a particularly difficult trading environment for GTT Advisors. GTT Advisors extracted substantial profits from short U.S. fixed income exposure during the bond sell-off in the second quarter and ended the first nine months of 2005 profitable, despite the losses incurred in the third quarter after the trend reversed.

     Foreign exchange generated the largest losses for GTT Advisors in the first nine months of the year, as markets have been increasingly difficult in the face of conflicting fundamentals, with U.S. trade deficits suggesting Dollar weakness, as U.S. growth and interest rates relative to Europe and Japan favoring Dollar strength. Despite the conflicting signals, the Dollar has been on a strong rally against major currencies throughout the year as of September 30, 2005. As the second quarter of 2005 brought more focus on the interest rate and growth differentials, pushing the Dollar steeply higher GTT Advisors posted notable returns through long Dollar exposure. However, profits generated in the second quarter were unable to fully offset losses incurred during the first and third quarters of the year.

     Equity trading has been profitable for GTT Advisors in the first three quarters of 2005. Following mixed performance in the first half of the year in reaction to mixed company-specific and economic news, higher oil prices and continued interest rate tightening, global indices rallied strongly in the third quarter on broadly positive global economic outlook. Both the Nikkei and DAX ended the third quarter at multi-year highs. GTT Advisors have generally held long positions in equity indices for the majority of the year, with the most risk allocated to Europe and Asia.

     Commodity trading remains negative year to date for GTT Advisors, as profits generated in the third quarter have only partially offset losses incurred in the first half of the year. Energy trading was consistently profitable during the period as GTT Advisors benefited from the strong energy rallies following Hurricanes Katrina and Rita. The largest commodities losses were suffered in metals trading (both industrial and precious). The profits from the third quarter through long exposure to increasing global demand were unable to recoup losses generated in the first quarter in a directionless market environment. The range-bound grain market also contributed to a difficult trading environment during the first nine months of 2005 and contributed to losses by GTT Advisors.

PERFORMANCE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

     The Company's net trading profit for the three and nine months ended September 30, 2004 was $3,283,040 and $15,924,701, respectively.

     For the three and nine months ended September 30, 2004, the Company's Class A Series 1 Units returned (0.03%) and 0.53%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: equity long/short, event driven, relative value and tactical trading. As of September 30, 2004, the Company had the following exposures:



----------------------------- -------------------- --------------------- --------------------

                                   PORTFOLIO
                                    WEIGHT         THREE MONTHS ENDED    NINE MONTHS ENDED
                                   AS A % OF        SEPTEMBER 30, 2004    SEPTEMBER 30, 2004
       INVESTMENT FUND          MEMBERS' EQUITY       NET RETURN (1)        NET RETURN (1)
----------------------------- -------------------- --------------------- --------------------
            GELS                      20.53%              0.71%                 2.10%
----------------------------- -------------------- --------------------- --------------------
            GED                       24.64%              1.52%                 6.71%
----------------------------- -------------------- --------------------- --------------------
            GRV                       32.95%              0.61%                 2.42%
----------------------------- -------------------- --------------------- --------------------
            GTT                       22.18%             (1.62)%               (3.95)%
----------------------------- -------------------- --------------------- --------------------


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

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2004, GELS represented approximately 21% of the Company's members' equity which was generally consistent with the strategic weight of 20% set by the Managing Member for GELS as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GELS returned 0.71% and 2.10%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

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

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2004, GED represented approximately 25% of the Company's members' equity which was generally consistent with the strategic weight of 24% set by the Managing Member for GED as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GED returned 1.52% and 6.71%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 was marked by strength in the credit markets, mixed performance by the equity markets, two interest rate hikes of 25 basis points each by the Fed (raising the overnight lending rate to 1.75%), and a reduction in implied equity volatility, with the VIX trading down to 13.3 from 14.3. For the quarter, the MSCI World Index returned (1.00)%, the S&P 500 Index returned (1.87)%, the Lehman Aggregate Bond Index returned 3.20%, and the Merrill Lynch US High Yield Master II Index returned 4.63%. The U.S. Treasury market was volatile, as yields fell from 4.58% at the beginning of the quarter to end the quarter at 4.12%. While the high yield market was positive in each of the quarter's three months, the equity markets experienced their worst month of performance to date this year during July, recovering partially in the two subsequent months. GED Advisors performed well in an environment where catalysts like bankruptcy filings and restructuring announcements, the aforementioned strength in the high yield market, and the tightening of spreads in specific merger and acquisition deals enabled different areas of the portfolio to contribute positively.

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

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of September 30, 2004, GRV represented approximately 33% of the Company's members' equity which was generally consistent with the strategic weight of 33% set by the Managing Member for GRV as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GRV returned 0.61% and 2.42%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

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

     Convertible bond arbitrage trading strategies faced a difficult environment throughout most of the period, as the market's two main drivers of return, volatility and new supply, were static. Equity volatility was depressed compared to historical levels, as the VIX fell to a low of 13.3. At the same time, the supply of new convertible issues was small, limiting opportunities for Advisors to deploy capital in attractively priced bonds. As a result, many Advisors shifted allocations to Asia, especially Japan in pursuit of more volatile markets and more active new security issuance.

     Equity market neutral Advisors gradually shifted assets over the period toward international strategies, in order to take advantage of opportunities afforded by those less efficient markets. Statistical, price-based, mean-reversion strategies continued to falter in the U.S.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of September 30, 2004, GTT represented approximately 22% of the Company's members' equity which was generally consistent with the strategic weight of 23% set by the Managing Member for GTT as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GTT returned (1.62%) and (3.95%), respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

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

     A series of weaker-than-expected economic data releases, higher oil prices, and the Fed's assurance that fears of inflation were largely unfounded combined to drive bond yields lower over the course of the third quarter. Advisors were able to profit from long fixed income positions, particularly in Europe. Advisors also benefited from trends that developed in several commodity markets. Crude oil rallied throughout the quarter as concerns regarding the already-strained supply were aggravated by hurricane-related damage in the Gulf of Mexico and instability in Nigeria. Grain markets, on the other hand, experienced sharp declines as crop estimates came in above expectations.

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

     Results in fixed income were mixed for the first three quarters of 2004. Long bond positions in the U.S. and Europe survived significant volatility resulting from the Fed's indication in January that it would likely raise interest rates in the near future, and remained profitable in the first quarter. The second quarter proved to be challenging, as well, as reports of a strong economic recovery and rising inflation led to expectations of accelerated rate hikes by the Fed and to a sell-off in fixed income markets. Fixed income positions finished the second quarter with net losses. In the third quarter, a series of weaker-than-expected economic data releases, higher oil prices, and the Fed's assurance that fears of inflation were largely unfounded combined to drive bond yields lower. Advisors were able to profit with long fixed income positions, particularly in Europe. Year-to-date, fixed income trading has been profitable.

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

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INTEREST INCOME

     Interest income for the three and nine months ended September 30, 2005 was $41,648 and $146,626, respectively, compared to the three and nine months ended September 30, 2004 of $114,412 and $490,645, respectively. The Company's interest income fluctuates with the level of cash available to invest. The decrease in interest income for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

EXPENSES

     The Management Fee for the three and nine months ended September 30, 2005 was $3,399,678 and $10,105,340, respectively, compared to the three and nine months ended September 30, 2004 of $2,918,115 and $8,986,922, respectively. Because the Management Fee is calculated as a percentage of the Company's members' equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the increase in Management Fee expense for the three months and nine months ended September 30, 2005 as compared to the three months and nine months ended September 30, 2004 was due to an increase in the Company's members' equity resulting from net subscriptions and an increase in net income during the periods.

     Interest expense for the three and nine months ended September 30, 2005 was $10,222 and $26,358, respectively, compared to the three and nine months ended September 30, 2004 of $121,684 and $544,094, respectively. The interest expense relates to the terms of the borrowing facility that was outstanding during the three and nine month periods ended September 30, 2005 and 2004. The change in interest expense for the three and nine months ended September 30, 2005 compared to September 30, 2004 was due to decreased levels of short-term borrowing during the periods. As of September 30, 2005 and December 31, 2004, the Company had no borrowings outstanding and $3,000,000 in borrowings under its credit facility, respectively. While the amount available under the credit facility is $40,000,000 as discussed in "Liquidity and Capital Resources" below, the Company does not anticipate making draw downs under the credit facility to increase leverage as part of its investment strategy and the Company's current risk position is not expected to change as a result of the increase in the amount available under the credit facility.

     Professional fees and miscellaneous expenses for the three and nine months ended September 30, 2005 were $283,326 and $438,675, respectively, compared to the three and nine months ended September 30, 2004 of $585,698 and $1,601,831, respectively. The decrease in professional fees and miscellaneous expenses for the periods ended September 30, 2005 was primarily due to additional services rendered by the Company's auditors and legal providers in the prior period related to the registration with the SEC.

     Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company. In addition, through its investments in the
Investment Funds, the Company bears a pro-rata portion of the administration fee paid to the managing member for services provided to the Investment Funds and Portfolio Companies.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and nine months ended September 30, 2005 was $1,950,055 and $2,003,584, respectively, compared to the three and nine months ended September 30, 2004 of $(11,297) and $264,315, respectively. The change in Incentive Allocation for the three and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004 is due to an increase in net income from operations for the periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. The Company cannot predict the level of redemptions in the Company for any semi-annual period until 60 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions will be permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 60 day notice period previously required. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent mitigate the impact of a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Company's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through September 30, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Company received investments from new and existing investors of $19,100,000 and $217,692,943 during the three and nine months ended September 30, 2005, respectively, and of $11,345,608 and $32,210,622 during the three and nine months ended September 30, 2004, respectively.

     The Company paid out redemptions of $112,803,581 and $241,350,217 during the three and nine months ended September 30, 2005, respectively, and $31,685,217 and $66,214,842 during the three and nine months ended September 30, 2004, respectively.

     In connection with January 2006 redemptions, the Company has received redemption requests in the amount of $337,028,800. The Managing Member anticipates funding the redemptions in January 2006 by making redemptions from the Investment Funds and through the use of any uninvested cash on hand and by utilizing its credit facility. The Company does not believe that the redemptions that are payable in January 2006 will have a material adverse effect on the value of the units or the performance of the Company.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Company entered into a borrowing facility with a major financial institution (the "Old Facility Counterparty"). The facility was structured as a call spread option that had been issued by the Company to the Old Facility Counterparty. Under the terms of the facility, the Company received cash and redeposited the amount with the Old Facility Counterparty in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Company was able to draw, at any given time, up to a total amount of the collateral account at the time of withdrawal. However, in no event could the Company have drawn an amount under the facility exceeding 5% of the Company's net asset value. In February 2004, the size of the facility was reduced to $20,000,000 and in October 2004 the facility expired. On November 24, 2004, the Company entered into a credit facility with a new financial institution (the "New Facility Counterparty") which will remain in effect until October 2009, unless terminated earlier in accordance with its terms or otherwise. The Company made an initial borrowing of $1,000,000 under this facility. Effective September 1, 2005 and subject to approval by the New Facility Counterparty, the Company may request to borrow up to $40,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed, however, may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals the London Interbank Offered Rate ("LIBOR") plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $40,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at September 30, 2005 and $3,000,000 outstanding at December 31, 2004. As security for its borrowings, the Company granted the New Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The New Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is removed by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is removed by the Company and the replacement is not approved by the New Facility Counterparty (which consent may not be unreasonably withheld) or
(vi) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund has entered into a similar facility with the New Facility Counterparty.

     As of September 30, 2005, the Company had Cash and cash equivalents on hand of $1,071,009. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $218,797.

     Investments as of September 30, 2005 were $1,104,746,076 as compared to $1,092,953,352 as of December 31, 2004. The increase from December 31, 2004 to September 30, 2005 was due to net trading profit to the Company and net subscriptions made by the Company to the Investment Funds during the nine months ended September 30, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2005 was $3,399,678 as compared to $3,247,774 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the month end net asset value of the Company. The increase in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of September 30, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2005 to September 30, 2005 and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

                             NINE MONTHS ENDED
                             SEPTEMBER 30, 2005

-------------------------------------------------------------------------------

                 % OF            FAIR         NET TRADING
 INVESTMENT     MEMBERS'     VALUE/VALUE      PROFIT/LOSS
    FUND        EQUITY         AT RISK        (IN MILLIONS)    LIQUIDITY
    ----        ------         -------        -------------    ---------
    GELS        25.96%       $286,122,186         $20.9            (1)
    GED         26.89%       $296,418,668         $15.8            (2)
    GRV         28.60%       $315,208,077          $9.7            (3)
    GTT         18.78%       $206,997,145          $3.9            (4)
                ------       ------------        ------           -----

TOTAL          100.23%(5)     $1,104,746,076      $50.3
               ==========     ==============      =====


                                 YEAR ENDED
                             DECEMBER 31, 2004
-------------------------------------------------------------------------------

                % OF     % OF ADJUSTED                    NET TRADING
 INVESTMENT   MEMBERS'     MEMBERS'    FAIR VALUE/VALUE     PROFIT
    FUND       EQUITY      EQUITY (6)      AT RISK       (IN MILLIONS) LIQUIDITY
    ----      ------     ----------        -------       ------------- ---------


    GELS        23.63%        20.84%        $226,276,134       $17.7       (1)
    GED         28.01%        24.69%        $268,186,702       $27.9       (2)
    GRV         36.60%        32.27%        $350,409,379       $17.9       (3)
    GTT         25.91%        22.84%        $248,081,137        $8.5       (4)
               ---------     ----------   --------------      ---------
TOTAL          114.15%(5)    100.64% (5)  $1,092,953,352       $72.0
               ==========    ==========   ==============      ==========


(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(3) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, redemptions were made semi-annually with 45 days notice, or at the sole discretion of the managing member and a twelve month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(4) Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and redemptions payable after the balance sheet date.

(6) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $128,546,636 that are payable at December 31, 2004.

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

     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. The adjustment to the weights implemented as of July 1, 2004 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to, 30% GELS, 30% GED, 25% GRV, and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and is intended to be implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 26% GELS, 27% GED, 29% GRV and 19% GTT as of September 30, 2005 as a percentage of members' equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From January 1, 2005 to September 30, 2005, aggregate subscriptions totaled $217,692,943. Details of the sale of the series of Units are as follows:


     --------------------- -------------- -------------- --------------- --------------------
                              CLASS AND                                        TOTAL
                              SERIES OF       NUMBER OF       NUMBER OF       SUBSCRIPTION
        DATE OF SALE            UNITS         UNITS SOLD       INVESTORS        AMOUNT
     --------------------- --------------   -------------- --------------- --------------------
       January 1, 2005    Class A Series 9     244,566.36         40        $  24,456,636
----------------------------------------------------------------------------------------------
       February 1, 2005   Class A Series 10    546,895.41         50        $  54,689,541
----------------------------------------------------------------------------------------------
       March 1, 2005      Class A Series 11    313,250.00         35        $  31,325,000
----------------------------------------------------------------------------------------------
       April 1, 2005      Class A Series 12    282,000.00         31        $  28,200,000
----------------------------------------------------------------------------------------------
       May 1, 2005        Class A Series 13    305,217.66         31        $  30,521,766
----------------------------------------------------------------------------------------------
       June 1, 2005       Class A Series 14    294,000.00         28        $  29,400,000
----------------------------------------------------------------------------------------------
       July 1, 2005       Class A Series 15    128,500.00         17        $  12,850,000
----------------------------------------------------------------------------------------------
       August 1, 2005     Class A Series 16     52,500.00          6        $   5,250,000
----------------------------------------------------------------------------------------------
       September 1, 2005  Class A Series 17     10,000.00          2        $   1,000,000
----------------------------------------------------------------------------------------------
       Total                                 2,176,929.43         240       $ 217,692,943
----------------------------------------------------------------------------------------------

     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 60 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Effective January 1, 2006, holders of Units will be able to redeem their Units upon 91 days' prior written notice to the Managing Member on each January 1, April 1, July 1 and October 1. Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out $112,803,581 in redemptions during the three months ended September 30, 2005.

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

          o The Company faces legal, tax and regulatory risks which may materially adversely affect the Company;

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

                                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                                   (Registrant)

                                   By:  Goldman Sachs Hedge Fund Strategies LLC
                                        Managing Member

Date:  November 14, 2005                By: /s/ Tobin V. Levy
                                            -----------------
                                            Tobin V. Levy
                                            Managing Director and Chief
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