Form 10-K
period 2005-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2006-03-31
CIK 1173394

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                -------------------------------------------

                                 FORM 10-K

(MARK ONE)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                  OR
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM         TO
                                         -------    -------

                     COMMISSION FILE NUMBER: 000-50723

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
           (Exact name of registrant as specified in its charter)

                    DELAWARE
                (State or Other
                Jurisdiction of                 04-3638229
                Incorporation or             (I.R.S. Employer
                 Organization)             Identification No.)

              701 MOUNT LUCAS ROAD
             PRINCETON, NEW JERSEY                08540
             (Address of Principal              (Zip Code)
               Executive Offices)

                               (609) 497-5500
            (Registrant's Telephone Number, including Area Code)

      Securities registered pursuant to Section 12(b) of the Act: None

                                             Name of each exchange
                 Title of each class          on which registered
                 -------------------          -------------------



        Securities registered pursuant to Section 12(g) of the Act:

                Units of Limited Liability Company Interests

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                    Yes [   ]            No  [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                    Yes [   ]            No  [X]

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes [   ]            No  [X]

     The Registrant's Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2005 held by non-affiliates was $987,699,515.

                    DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference in ITEM 15 of this report

                              TABLE OF CONTENTS                    Page

                                   PART I

ITEM 1. BUSINESS......................................................1

        PERFORMANCE OF THE COMPANY....................................6

ITEM 1A RISK FACTORS.................................................46

ITEM 2. PROPERTIES...................................................78

ITEM 3. LEGAL PROCEEDINGS............................................78

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........78

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
        SECURITIES...................................................79

ITEM 6. SELECTED FINANCIAL DATA......................................80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................81

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        102.........................................................100

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................104

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.........................105

ITEM 9A.CONTROLS AND PROCEDURES.....................................105

                                  PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING MEMBER
        AND REGISTRANT..............................................105

ITEM 11 EXECUTIVE COMPENSATION......................................108

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT..............................................110

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............110

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES......................113

                                  PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................114

                                  PART I

ITEM 1 BUSINESS

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

     Goldman Sachs Hedge Fund Partners, LLC (the "Company") is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC ("GS HFS") (formerly Goldman Sachs Princeton LLC), a Delaware limited liability company, serves as the Company's managing member (the "Managing Member"). As of December 31, 2005, the Company had net assets of approximately $774.6 million.

     From its inception in April 2002 through July 2003, the Company grew through subscriptions of new investors. The Company believes its growth during this period follows with the general national trend of significant inflows achieved by other hedge funds during this period. From April 1, 2002 through July 1, 2003, the Company received approximately 834 investors averaging over 50 investors a month and had a maximum of 104 investors subscribing to the Company in July 2003. Moreover, during this fifteen-month period, total subscriptions in the Company exceeded $880 million and averaged over $55 million per month with approximately $121.8 million being invested in July 2003. During this period, the Company had at least 30 new investors each month and at least $24.5 million invested every month. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2005. For the period from October 1, 2004 through December 31, 2005, the Company had 314 new investors and $319.5 million of aggregate subscriptions from existing and new investors. The number of investors that came into the Company during this period does not represent the number of investors in the Company today due to redemptions made by investors during the same period. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2006, the Company satisfied redemption requests in the amount of approximately $347.5 million.

                             INVESTMENT PROGRAM

INVESTMENT OBJECTIVE AND APPROACH

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (such funds and any successor funds thereto, individually, an "Investment Fund" and collectively the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company's assets are invested in four Investment Funds, each of which is managed by the Managing Member. The existing Investment Funds are Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Tactical Trading, LLC ("GTT"). The assets of each Investment Fund are allocated to Advisors, directly or indirectly, by (i) investing in investment funds managed by Advisors ("Advisor Funds"), (ii) investing with Advisors pursuant to investment management agreements in respect of discretionary managed accounts, or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (as defined below). (References herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company's investments through the Investment Funds with certain Advisors.

     Each of the existing Investment Funds is a Delaware limited liability company. A brief description of the investment objective and approach of each of the existing Investment Funds is set forth under "PERFORMANCE OF THE COMPANY--Description of the Investment Funds and the Performance of the Investment Funds" below in this Item.

     The hedge fund sectors referenced herein are subjective classifications made by the managing member of an Investment Fund in its sole discretion. Such classifications are based on information provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. In addition, although each Advisor to which an Investment Fund allocates assets invests principally utilizing investment strategies within such Investment Fund's hedge fund sector, certain Advisors to which an Investment Fund allocates assets may also utilize other investment strategies that are either related or unrelated to such hedge fund sector. For example, multi-strategy Advisors invest across a range of strategies. These Advisors tend to be more opportunistic in targeting specific event driven, equity long/short or relative value strategies during differing market environments.

     The Managing Member, in its sole discretion, may also invest the Company's assets with Advisors outside of an investment in an Investment Fund. See "PERFORMANCE OF THE COMPANY--Direct Allocations to Advisors."

     There can be no assurance that the Company or any of the Investment Funds will achieve its investment objective or that the portfolio design, risk monitoring and hedging strategies of the Company or any of the Investment Funds will be successful. See ITEM 1A. "RISK FACTORS."

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

ALLOCATION AMONG THE INVESTMENT FUNDS

     The Managing Member may allocate the Company's assets across the four hedge fund sectors in a manner consistent with the Company's investment objective. In order to determine such allocation, the Managing Member periodically establishes a model allocation among the four hedge fund sectors. In order to accomplish this, the Managing Member estimates the long-term risk, return and correlation expectations of each of the Investment Funds. For these purposes, risk is measured by volatility, and volatility is determined utilizing various models chosen by the Managing Member. The Managing Member utilizes this model allocation as a benchmark and will either allocate the Company's assets among the Investment Funds in a manner roughly consistent with such benchmark or, in its sole discretion, will make tactical allocations to one or more Investment Funds, which could result in an overweighting or underweighting to one or more of the hedge fund sectors on a risk-adjusted basis. Through June 30, 2004, the Managing Member allocated on an equal risk-adjusted basis among the Investment
Funds. An adjustment to weights was implemented as of July 1, 2004 to reflect the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Adjustments may be considered due to such factors as are deemed relevant by the Managing Member, which may include change in return, risk and correlation expectations, changes in market conditions, differences in relative performance among the Investment Funds, changes in the amount of the Company's leverage, and the addition or elimination of Investment Funds. Due to the restrictions on redemptions and additional subscriptions imposed by the Investment Funds and the Advisors and other factors, the Managing Member may not always be able to adjust the Company's assets at the time and in the manner that it would otherwise seek to do. See ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--There can be no Assurance that the Managing Member's Decisions Regarding Risk Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company's Investment Objective" and "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Associated with the Company Investing in Other Entities--Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company's Investments or Negatively Affect Allocation of Investments." The models used to measure risk, and the methodologies utilized to allocate the assets of the Company among the Investment Funds, may be changed or modified by the Managing Member at any time without notice or approval of investors in its sole discretion.

     As of December 31, 2005, 2004, 2003 and 2002, respectively, the members' equity of the Company was allocated among the Investment Funds approximately as described in the tables below. Members' equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles ("GAAP"). Total assets means the sum of the Company's cash and cash equivalents, other assets and investments determined at any time in accordance with GAAP as of that date. The figures represent actual allocations of the Company's members' equity and not the allocation of the expected risk of the Company among the Investment Funds. The allocations of the Company's members' equity will change from time to time in accordance with the Company's investment objective and strategies. In addition, the table below as of December 31, 2005 also provides the approximate allocation among the Investment Funds of the adjusted members' equity as of December 31, 2005. The adjusted members' equity excluded Redemptions payable of $347,523,596 at December 31, 2005, $128,546,636 at December 31, 2004 and $34,529,625 at December 31, 2003, which is reflected in the financial statements as a liability under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. The Managing Member made a strategic adjustment among the Investment Funds starting on July 1, 2004 and gradually changed the weightings of the Investment Funds over the ensuing period until completing the adjustment on January 1, 2005. The adjustment to the weights implemented as of January 1, 2005 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. The Company's investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing information supplied by each individual Investment Fund net of each Advisor's management and incentive fee and are not a guarantee of actual realizable amounts. See ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future," "--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets" and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Critical Accounting Policies and Estimates."


                           DECEMBER 31, 2005
     ----------------------------------------------------------------
                                                      FAIR VALUE OF
                                      FAIR VALUE OF     COMPANY'S
                                        COMPANY'S     INVESTMENT AS
                      FAIR VALUE OF   INVESTMENT AS      A % OF
                        COMPANY'S         A % OF        ADJUSTED
                     INVESTMENT IN $     MEMBERS'       MEMBERS'
     INVESTMENT FUND      AMOUNT        EQUITY (1)     EQUITY (2)
     ----------------------------------------------------------------
          GELS         $294,096,911         37.97%         26.21%
     ----------------------------------------------------------------
           GED         $301,443,254         38.91%         26.86%
     ----------------------------------------------------------------
           GRV         $317,728,892         41.02%         28.32%
     ----------------------------------------------------------------
           GTT         $211,060,876         27.25%         18.81%
     ----------------------------------------------------------------
          Total       $1,124,329,933       145.15%(3)     100.20%(3)
     ----------------------------------------------------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(3) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members' equity also reflected redemptions payable at December 31, 2005.



                             DECEMBER 31, 2004
      ----------------------------------------------------------------
     INVESTMENT FUND  FAIR VALUE OF   FAIR VALUE OF   FAIR VALUE OF
                                                        COMPANY'S
                                        COMPANY'S     INVESTMENT AS
                                      INVESTMENT AS      A % OF
                        COMPANY'S         A % OF        ADJUSTED
                     INVESTMENT IN $     MEMBERS'       MEMBERS'
                          AMOUNT        EQUITY (1)     EQUITY (2)
     ----------------------------------------------------------------
          GELS           $226,276,134       23.63%         20.84%
     ----------------------------------------------------------------
           GED           $268,186,702       28.01%         24.69%
     ----------------------------------------------------------------
           GRV           $350,409,379       36.60%         32.27%
     ----------------------------------------------------------------
           GTT           $248,081,137       25.91%         22.84%
     ----------------------------------------------------------------
          Total        $1,092,953,352     114.15%(3)      100.64% (3)
     ----------------------------------------------------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

(3) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members' equity also reflected redemptions payable at December 31, 2004.

                           DECEMBER 31, 2003
     ----------------------------------------------------------------
     INVESTMENT FUND                                 FAIR VALUE OF
                                      FAIR VALUE OF     COMPANY'S
                                        COMPANY'S     INVESTMENT AS
                       FAIR VALUE OF  INVESTMENT AS      A % OF
                         COMPANY'S        A % OF        ADJUSTED
                       INVESTMENT IN     MEMBERS'       MEMBERS'
                         $ AMOUNT       EQUITY (1)     EQUITY (2)
     ----------------------------------------------------------------
           GELS        $140,117,348         15.01%         14.48%
     ----------------------------------------------------------------
           GED         $221,899,920         23.78%         22.93%
     ----------------------------------------------------------------
           GRV         $359,311,989         38.50%         37.12%
     ----------------------------------------------------------------
           GTT         $249,583,571         26.74%         25.79%
     ----------------------------------------------------------------
          Total        $970,912,828        104.03%(3)     100.32%(3)
     ----------------------------------------------------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $34,529,625 that was payable at December 31, 2003.

(3) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members' equity also reflected redemptions payable at December 31, 2003.

                           DECEMBER 31, 2002
     -------------------------------------------------------------
     INVESTMENT FUND       FAIR VALUE OF         FAIR VALUE OF
                             COMPANY'S             COMPANY'S
                      INVESTMENT IN $ AMOUNT   INVESTMENT AS A %
                                              OF MEMBERS' EQUITY
     -------------------------------------------------------------
           GELS               $53,355,947             13.92%
     -------------------------------------------------------------
           GED                $84,386,691             22.02%
     -------------------------------------------------------------
           GRV               $146,920,415             38.34%
     -------------------------------------------------------------
           GTT                $98,921,553             25.81%
     -------------------------------------------------------------
          Total              $383,584,606            100.09% (1)
     -------------------------------------------------------------

(1) The total value of the Company's investments in the Investment Funds exceeded 100% of the Company's members' equity, because the Company's members' equity reflected certain accrued liabilities of the Company, including fees and expenses.


                         PERFORMANCE OF THE COMPANY

     For the years ended December 31, 2005, December 31, 2004, December 31, 2003 and for the period from commencement of operations on April 1, 2002 until December 31, 2002, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company's net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See "FEES AND EXPENSES."

                    JANUARY 1, 2005 - DECEMBER 31, 2005
           -----------------------------------------------------
    SERIES OF UNITS(1)     MONTH OF      NET RETURN FOR
                         ISSUANCE OF        PERIOD
                            UNITS       OUTSTANDING (2)
    -----------------------------------------------------
     Class A Series 1        --              4.57%
    -----------------------------------------------------
     Class A Series 9      January           4.57%
    -----------------------------------------------------
    Class A Series 10     February           5.17%
    -----------------------------------------------------
    Class A Series 11       March            4.12%
    -----------------------------------------------------
    Class A Series 12       April            4.69%
    -----------------------------------------------------
    Class A Series 13        May             6.28%
    -----------------------------------------------------
    Class A Series 14       June             5.87%
    -----------------------------------------------------
    Class A Series 15       July             4.71%
    -----------------------------------------------------
    Class A Series 16      August            3.26%
    -----------------------------------------------------
    Class A Series 17     September          2.31%
    -----------------------------------------------------
    Class A Series 18      October           1.04%
    -----------------------------------------------------
    Class A Series 19     November           2.77%
    -----------------------------------------------------
    Class A Series 20     December           1.46%
    -----------------------------------------------------


(1) As of December 31, 2005, the Company had 13 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 Units were converted into Class A Series 1 Units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

(2) The net return is shown for the month of issuance through December 31, 2005.

                   JANUARY 1, 2004 - DECEMBER 31, 2004

            -----------------------------------------------------
             SERIES OF UNITS       MONTH OF      NET RETURN FOR
                   (1)           ISSUANCE OF         PERIOD
                                    UNITS       OUTSTANDING (2)
            -----------------------------------------------------
             Class A Series 1      January           5.53%
            -----------------------------------------------------
             Class A Series 2      February          4.48%
            -----------------------------------------------------
             Class A Series 3        July            4.95%
            -----------------------------------------------------
             Class A Series 4       August           5.73%
            -----------------------------------------------------
             Class A Series 5     September          5.72%
            -----------------------------------------------------
             Class A Series 6      October           4.98%
            -----------------------------------------------------
             Class A Series 7      November          4.01%
            -----------------------------------------------------
             Class A Series 8      December          1.12%
            -----------------------------------------------------


(1) As of December 31, 2004, the Company had 8 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

(2) The net return is shown for the month of issuance through December 31, 2004.

                  JANUARY 1, 2003 - DECEMBER 31, 2003

        -----------------------------------------------------
         SERIES OF UNITS      MONTH OF      NET RETURN FOR
               (1)           ISSUANCE OF        PERIOD
                                UNITS       OUTSTANDING (2)
        -----------------------------------------------------
         Class A Series 1      January           9.60%
        -----------------------------------------------------
         Class A Series 2     February           7.98%
        -----------------------------------------------------
         Class A Series 3       March            6.87%
        -----------------------------------------------------
         Class A Series 4       April            7.65%
        -----------------------------------------------------
         Class A Series 5        May             6.59%
        -----------------------------------------------------
         Class A Series 6       June             3.77%
        -----------------------------------------------------
         Class A Series 7       July             3.74%
        -----------------------------------------------------
         Class A Series 8      August            4.64%
        -----------------------------------------------------
         Class A Series 9     November           1.65%
        -----------------------------------------------------
        Class A Series 10     December           1.35%
        -----------------------------------------------------


(1) As of December 31, 2003, the Company had 10 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2004, Class A Series 2 through Class A Series 10 units were collapsed into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

(2) The net return is shown for the month of issuance through December 31, 2003.


                    APRIL 1, 2002 - DECEMBER 31, 2002

        -----------------------------------------------------
         SERIES OF UNITS      MONTH OF      NET RETURN FOR
               (1)           ISSUANCE OF        PERIOD
                                UNITS       OUTSTANDING (2)
        -----------------------------------------------------
         Class A Series 1       April            3.97%
        -----------------------------------------------------
         Class A Series 2        May             3.88%
        -----------------------------------------------------
         Class A Series 3       June             3.19%
        -----------------------------------------------------
         Class A Series 4       July             2.33%
        -----------------------------------------------------
         Class A Series 5      August            2.52%
        -----------------------------------------------------
         Class A Series 6     September          1.51%
        -----------------------------------------------------
         Class A Series 7      October           0.75%
        -----------------------------------------------------
         Class A Series 8     November           1.77%
        -----------------------------------------------------
         Class A Series 9     December           2.34%
        -----------------------------------------------------

(1) As of December 31, 2002, the Company had 9 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2003, Class A Series 2 through Class A Series 9 units were collapsed into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

(2) The net return is shown for the month of issuance through December 31, 2002.


     The Company only has one class of units at present, Class A Units. The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds (GTT, GELS, GRV and GED) each offer separate classes of units. Among the classes of units offered by the Investment Funds, each has offered Class C Series units which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The Company only owns Class C Series of the Investment Funds. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not - in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors) - also subject to management fees and incentive allocations paid by each of the Investment Funds. Therefore, holders of a fee bearing class of the Company indirectly own "no-fee-shares" of the Investment Funds. Through its investment in the Investment Funds, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investment Funds, including the administration fee for SEI's (as defined below) services as administrator of each Investment Fund, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See "FEES AND EXPENSES."

     The table below compares the historical cumulative total net return of the Company's Units for the investment periods indicated in the table with the 3 Month LIBOR (London Interbank Offered Rate), the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an index or collectively as indices) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The holders of Units of the Company (each referred to as a "Member" and collectively the "Members") cannot invest directly in these indices.

------------------------------ ------------ ------------ -------------- ------------- -------------
      INVESTMENT PERIOD        COMPANY (1)    3 MONTH       LEHMAN       MSCI WORLD     S&P 500
                                               LIBOR       BROTHERS        INDEX         INDEX
                                                           AGGREGATE
                                                             INDEX
------------------------------ ------------ ------------ -------------- ------------- -------------
     1/1/2005-12/31/2005          4.57%        3.32%         2.43%         9.49%         4.91%
------------------------------ ------------ ------------ -------------- ------------- -------------
     1/1/2004-12/31/2004          5.53%        1.48%         4.34%         14.72%        10.88%
------------------------------ ------------ ------------ -------------- ------------- -------------
     1/1/2003-12/31/2003          9.60%        1.23%         4.11%         33.11%        28.68%
------------------------------ ------------ ------------ -------------- ------------- -------------
     4/1/2002-12/31/2002          3.97%        1.42%        10.16%        (20.16)%      (22.31)%
------------------------------ ------------ ------------ -------------- ------------- -------------

(1) Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company's net returns for Class A Series 9-20, Class A Series 2-8, Class A Series 2-10 and Class A Series 2-9 for 2005, 2004, 2003 and 2002,
     respectively.


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

                GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     GELS' investment objective is to target attractive risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2005, GELS' managing member (currently, the Managing Member) had allocated GELS' assets, directly or indirectly, to 29 Advisors, although this number may change materially over time as determined by GELS' managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this investment sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions;
(iii) focus on companies with certain ranges of market  capitalization;  or
(iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. GELS' managing member generally does not allocate more than 25% of GELS' total assets to any single Advisor at the time of allocation. GELS was organized on July 1, 2001 and commenced its operations on August 1, 2001.

     GS Group owned approximately 1% of GELS as of December 31, 2005, exclusive of any direct or indirect ownership of GELS by or through the Company.

     Since GELS commenced its operations on August 1, 2001 until December 31, 2005, it had net returns on invested assets as described in the table below.

-------------------------------------- -----------------------------------
          INVESTMENT PERIOD                   NET RETURN FOR PERIOD
-------------------------------------- -----------------------------------
      1/1/2005 - 12/31/2005 (1)                       9.93%
-------------------------------------- -----------------------------------
      1/1/2004 - 12/31/2004 (1)                       9.27%
-------------------------------------- -----------------------------------
      1/1/2003 - 12/31/2003 (1)                      13.73%
-------------------------------------- -----------------------------------
      1/1/2002 - 12/31/2002 (2)                       0.02%
-------------------------------------- -----------------------------------
      8/1/2001 - 12/31/2001 (3)                       1.58%
-------------------------------------- -----------------------------------


(1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GELS. The return shown for 2005 is net of an administration fee paid by GELS to SEI who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005.

(2) Annual net return is based on the performance of Class A Series 1 units (for the period from January 1, 2002 to March 31, 2002) and Class C Series 1 (for the period from the commencement of the Company's operations on April 1, 2002 to December 31, 2002). Class A Series 1 units of GELS are subject to a 1.25% management fee and a 5% incentive allocation paid or made to GS HFS as managing member of GELS. The returns shown, to the extent they reflect Class A Series 1 units, are net of the management fee and the incentive allocation paid by GELS to GS HFS as managing member of GELS. Class C Series 1 units ("no-fee-shares") of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore the returns of Class C Series 1 units, do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units and Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for Class C Series 1 units are also net of the payment of an administration fee to GS HFS by GELS. Returns for the Class A Series 1 units are shown for periods prior to the Company's commencement of operations on April 1, 2002 since GELS did not have no-fee-shares outstanding during such periods.

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


GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     GED's investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2005, GED's managing member (currently, the Managing Member) had allocated GED's assets, directly or indirectly, to 16 Advisors, although this number may change materially over time as determined by GED's managing member. GED's managing member generally will not allocate more than 25% of GED's total assets to any single Advisor at the time of allocation. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

     Strategies that may be utilized in the event driven sector include risk arbitrage/special situations and credit opportunities/distressed securities, each of which is described in greater detail below. Other strategies may be employed as well.

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

     Special situations such as spin-offs and corporate reorganizations and restructurings offer additional opportunities for event driven Advisors. Often these strategies are employed alongside risk arbitrage or distressed investing. An Advisor's ability to evaluate the effect of the impact and timing of the event and to take on the associated event risk is the source of the returns. Advisors differ in the degree to which they hedge the equity market risk of their portfolios.

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

     GS Group owned approximately 2% of GED as of December 31, 2005, exclusive of any direct or indirect ownership of GED by or through the Company.

     GED was organized on November 1, 2001 and commenced its operations on April 1, 2002. Since commencement of its operations until December 31, 2005 GED had net returns on invested assets as described in the table below.

-------------------------------------- -------------------------------------
     INVESTMENT PERIOD                        NET RETURN FOR PERIOD
-------------------------------------- -------------------------------------
      1/1/2005 - 12/31/2005 (1)                        7.65%
-------------------------------------- -------------------------------------
      1/1/2004 - 12/31/2004 (1)                       12.70%
-------------------------------------- -------------------------------------
      1/1/2003 - 12/31/2003 (1)                       18.09%
-------------------------------------- -------------------------------------
      4/1/2002 - 12/31/2002 (1)                      (0.66)%
-------------------------------------- -------------------------------------

(1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GED (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GED and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2002, 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GED. The return shown for 2005 is net of an administration fee paid by GED to SEI who became the administrator of GED on January 1, 2005. No administration fee was paid to GS HFS by GED in 2005.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     GRV's investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. As of December 31, 2005, GRV's managing member (currently, the Managing Member) had allocated GRV's assets, directly or indirectly, to 19 Advisors, although this number may change materially over time as determined by GRV's managing member. GRV's managing member generally does not allocate more than 25% of GRV's total assets to any single Advisor at the time of allocation. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral, and fixed income relative value. Other strategies may be employed as well.

   Credit Relative Value

     Credit relative value encompasses strategies that take long and short positions in corporate bonds or their derivatives to capture misvaluations between single issues as well as between portfolios or indices and their underlying constituents. Strategies may also involve a capital structure component, to capture mispricing between equity and corporate debt.
Strategies are driven by both qualitative fundamental analysis and quantitative considerations. Portfolios are constructed to ensure that the directional exposure to credit spreads is minimal.

   Convertible  Arbitrage

     Convertible bond arbitrage strategies consist of buying convertible bonds and shorting an appropriate number of shares of the issuer's common stock. The stock short sale is intended to hedge the stock price risk arising from the equity conversion feature of the convertible bond. Due to the bond features of convertibles, credit and interest rate risk may also be hedged. Convertible arbitrage strategies are long volatility strategies and primarily profit from rapid changes in stock price. A second source of potential profit is the cash flows generated from the bond's coupon payment and the short sale interest rebate.

   Equity Market Neutral

     Equity market neutral strategies try to avoid market direction influences and seek to generate returns purely from stock selection. Advisors construct long and short baskets of equity securities with similar characteristics but different current valuations, with the view that the market will gradually realize these different valuations and correct the difference. Portfolios are designed to exhibit zero or negligible beta to all or most markets. In many instances, Advisors also attempt to immunize portfolios to industry, market capitalization, and country exposure.

   Fixed Income Relative Value

     Fixed-income relative value strategies seek to exploit pricing anomalies that might exist across fixed-income securities and their related derivatives. Some fixed-income strategies are based on macro considerations, and others are primarily quantitative in nature where financial modeling is an integral component. Mispricing in fixed-income instruments or baskets of securities are found when securities deviate from historical relationships or fair value. These relationships can be temporarily distorted by exogenous shocks to fixed-income supply and demand or by structural changes in the fixed-income market. Markets covered are predominantly G10, developed countries, although some specialists employ similar techniques in developing country fixed-income markets.

     GS Group owned approximately 2% of GRV as of December 31, 2005, exclusive of any direct or indirect ownership of GRV by or through the Company.

     GRV was organized on November 1, 2001 and commenced its operations on January 1, 2002. Since commencement of its operations on January 1, 2002 until December 31, 2005, GRV had net returns on invested assets as described in the table below.

-------------------------------------- -------------------------------------
          INVESTMENT PERIOD                   NET RETURN FOR PERIOD
-------------------------------------- -------------------------------------
      1/1/2005 - 12/31/2005 (1)                        4.09%
-------------------------------------- -------------------------------------
      1/1/2004 - 12/31/2004 (1)                        5.38%
-------------------------------------- -------------------------------------
      1/1/2003 - 12/31/2003 (1)                        7.11%
-------------------------------------- -------------------------------------
      1/1/2002 - 12/31/2002 (2)                        4.93%
-------------------------------------- -------------------------------------

(1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GRV (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GRV. The return shown for 2005 is net of an administration fee paid by GRV to SEI who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2005.

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

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     GTT's investment objective is to target attractive long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. Advisors use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets. Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices, and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs (such as sugar, cocoa, coffee and cotton). Advisors also engage in the speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

     As of December 31, 2005, GTT's managing member (currently, the Managing Member) had allocated GTT's assets, directly or indirectly, to 23 Advisors, although this number may change materially over time as determined by GTT's managing member. GTT's managing member generally does not allocate more than 25% of GTT's total assets to any single Advisor at the time of allocation.

     GS Group owned approximately 6% of GTT as of December 31, 2005, exclusive of any direct or indirect ownership of GTT by or through the Company.

     For the past five years from January 1, 2000 to December 31, 2005, GTT had net returns on invested assets as described in the table below.

---------------------------------- -------------------------------
     INVESTMENT PERIOD                  NET RETURN FOR PERIOD
---------------------------------- -------------------------------
    1/1/2005 - 12/31/2005 (1)                   4.03%
---------------------------------- -------------------------------
    1/1/2004 - 12/31/2004 (1)                   3.88%
---------------------------------- -------------------------------
    1/1/2003 - 12/31/2003 (1)                  11.61%
---------------------------------- -------------------------------
    1/1/2002 - 12/31/2002 (2)                  10.99%
---------------------------------- -------------------------------
    1/1/2001 - 12/31/2001 (3)                   9.25%
---------------------------------- -------------------------------

(1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GTT (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GTT. The return shown for 2005 is net of an administration fee paid by GTT to SEI who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2005.

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

     In determining the relative allocations of capital to each Advisor, the managing member of an Investment Fund considers the risk and return characteristics of each of the Advisors, including the average expected volatility of returns, drawdown patterns and liquidity and leverage characteristics, as well as their asset capacity limits and constraints. In addition, each Investment Fund's managing member considers how each Advisor's returns are expected to correlate to the other Advisors in the portfolio. It is expected that allocations will vary significantly over time as returns for different Advisors vary. The managing member of an Investment Fund also may adjust allocations from time to time when it deems it appropriate to do so. In addition, it is expected that individual allocations will grow larger or smaller as each Advisor's performance varies over time.

     The identity and number of each Investment Fund's Advisors may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without prior notice to or the consent of the Company, the Members or the members of the Investment Fund.

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

     Any references in this Annual Report on Form 10-K (the "Annual Report") to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either an Investment Fund or a Portfolio Company through which an Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which the Investment Fund invests. See "PORTFOLIO COMPANIES." In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company, should the Managing Member decide to make investments with Advisors outside of an investment in an Investment Fund. See "--Direct Allocations to Advisors" below. References herein to Advisors include Advisor Funds managed by such Advisors.

DIRECT ALLOCATIONS TO ADVISORS

     The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company's assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Advisor Funds, Managed Accounts or Portfolio Companies). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described above under "--Overview of the Investment Process of the Investment Funds" with respect to the Investment Funds.

     The Managing Member will assign each direct allocation to an Advisor to a particular hedge fund sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company's assets among the four Investment Sectors. See
"INVESTMENT PROGRAM--Allocation Among the Investment Funds." The Administrator (as defined below) will value such direct allocations using the same policy as the Investment Funds apply to valuations of their assets.

     As described below, there is no administration fee payable at the Company level with respect to assets of the Company attributable to investments in the Investment Funds. Administration fees are charged at the Investment Fund level. However, to the extent the Company allocates assets to Advisors other than through Investment Funds, administration fees will be payable. See "FEES AND EXPENSES." In addition, if the Company allocates assets to Advisors other than through Investment Funds, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds and Portfolio Companies, including management and incentive fees of the Advisors.

     Should the Managing Member invest the Company's assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. See ITEM 1A. "RISK FACTORS" and "POTENTIAL CONFLICTS OF INTEREST." In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company.

CERTAIN CONSIDERATIONS RELATING TO LIMITED CAPACITY OF POTENTIAL ADVISORS OF CERTAIN INVESTMENT FUNDS

     Goldman Sachs or accounts or other investment funds managed by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds' existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the "HFP U.S. Funds"), and the investment manager of three Irish public limited companies (the "HFP Ireland Funds" and together with the HFP U.S. Funds, the "HFP Funds"), each of which has a similar investment objective and utilizes similar strategies to those of the Company and the corresponding offshore fund, respectively.

     In addition, each of the HFP U.S. Funds generally invests all or substantially all of its assets among other investment funds managed by GS HFS. These investment funds include the Investment Funds and other funds that have investment objectives and strategies similar to the Investment Funds. Similarly, the HFP Ireland Funds generally invest their assets among investment funds managed by GS HFS that have investment objectives and strategies similar to the Investment Funds. GS HFS may in the future develop and manage other investment vehicles that have investment objectives and strategies that are similar to the Company, the Investment Funds and the funds in which the HFP Funds invest.

     Advisors may limit the amount of assets or the number of accounts that they will manage. In determining how to allocate investment opportunities among the Investment Funds, the other funds in which the HFP Funds invest and any other investment fund or account, Goldman Sachs and/or GS HFS, as applicable, will take into account the investment objectives of each such entity or account and such other considerations as they deem relevant in their sole discretion.

     Such allocations may present conflicts. In particular, certain Advisors of the funds in which the HFP Funds invest are currently closed to new investment. Such Advisors currently manage a material portion of the total assets of the funds in which the HFP Funds invest. It is not anticipated that the Investment Funds or the Company will generally allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the funds in which the HFP Funds invest may be given priority over the Investment Funds or the Company in the determination of how any available capacity is allocated.

HEDGING, LEVERAGE AND OTHER STRATEGIES

   Hedging

     From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company's portfolio may be exposed. These hedging techniques generally will involve the use of derivative transactions, including swaps, futures and forward contracts, exchange-listed and over-the-counter put and call options, currency contracts, and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company's assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such techniques.

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

     The managing member of an Investment Fund may also elect, in its sole discretion, to cause an Investment Fund to invest indirectly in an Advisor Fund through a swap, option or other structure designed to provide greater leverage than a direct investment in the Advisor Fund. As of December 31, 2005, none of the Investment Funds had invested indirectly in an Advisor Fund through such a swap, option or other structure, however, the managing member of an Investment Fund may elect to do so in the future. See "--Additional Methods of Investing in Advisor Funds by the Investment Funds" below and ITEM 1A. "RISK FACTORS--INVESTMENT RELATED RISKS--Risks Related to Investment and Trading--The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds' Investment Portfolios May be Subject."

     The Company and each Investment Fund may, but are not required to, borrow (including through direct borrowings, borrowings through derivative instruments, or otherwise) from the GS Group, its affiliates or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes. On November 24, 2004, the Company entered into a credit facility with a financial institution (the "Facility Counterparty") to replace its then existing credit facility. The Company made an initial borrowing of $1,000,000 under this facility. On January 3, 2006, the Company increased the maximum borrowing limit from $40,000,000 to $76,000,000 under this credit facility. Effective January 3, 2006, the Company may request to borrow up to $76,000,000 in the aggregate at the discretion of the Facility Counterparty. Prior to September 1, 2005, the company could request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals LIBOR plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $76,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at December 31, 2005 and the amount of cash borrowed totaled $3,000,000 at December 31, 2004. As security for its borrowings, the Company granted the Facility Counterparty a security interest in the
Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 7 to the financial statements for further description of the credit facility. Each Investment Fund has entered into a similar facility with the Facility Counterparty. Each Investment Fund may pledge its assets in order to secure any such borrowings. The Advisors may also borrow funds for similar purposes or enter into other transactions similar to the Company and the Investment Funds (including from or with the GS Group) as described above in this paragraph. The Managing Member of the Company and an Investment Fund may modify, as applicable, the Company's or the Investment Fund's borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit the activities of the Company and the Investment Fund.

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

   Potential Types of Advisor Investments

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

     Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either the Investment Fund or separate Cayman Islands limited liability companies formed by the managing member of an Investment Fund (each a "Portfolio Company" and collectively the "Portfolio Companies") through which the Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which an Investment Fund invests. See "PORTFOLIO COMPANIES" below in this Item.

     The Company's investment program and the investment program of each of the Investment Funds are speculative and entail substantial risks. There can be no assurance that the investment objectives of the Company and each of the Investment Funds, including their risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors of each Investment Fund may consider it appropriate, subject to applicable regulations, to utilize forward and futures contracts, options, swaps, other derivative instruments, short sales, margin and other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund's, and the Company's, investment portfolio may be subject. See ITEM 1A. "RISK FACTORS."

                     INTERNATIONAL ACTIVITIES

     The Company allocates its assets to the Investment Funds who in turn allocate their assets to Advisors located throughout the world. From time to time, these Advisors invest in securities of non-U.S. issuers, including companies based in less developed countries (i.e., "emerging markets"), or in securities issued by the governments outside the United States. A portion of the Company's assets, therefore, ultimately may be invested in securities and other financial instruments denominated in non-U.S. currencies, the prices of which are translated into U.S. dollars for purposes of calculating the Company's net asset value. Some Advisors may invest exclusively in securities and other financial instruments denominated in non-U.S. currencies. The Investment Funds have invested, from time to time, up to 40%-50% of their assets with Advisors located outside the United States or in non-U.S. markets or financial instruments. The amount so invested outside the United States could be significantly greater than such amount at any particular time in the future. Historical international investment activity may not be indicative of current or future levels.

     The value of the Company's assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors' investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. "RISK FACTORS--INVESTMENT RELATED RISKS--Risks Related to International Investments--Trading on Foreign Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls," "--Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities," "--Investment in Emerging Markets Involves Significant Risks, including Inflation and Currency Devaluations," "--Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments," and "--Non-U.S. Futures Transactions Afford Less Protection as Rules of a Foreign Exchange May Not be Enforced by a Domestic Regulator."

                            PORTFOLIO COMPANIES

     The Investment Funds may allocate assets to Advisors (i) through direct or indirect investments in Advisor Funds, (ii) through direct allocation of assets held in a separately managed account pursuant to an investment management agreement between the Investment Fund and the Advisor or such similar arrangement as is determined by the managing member of such Investment Fund or (iii) through investments in Portfolio Companies, each of which allocates its assets to a single Advisor via a separately managed discretionary account. The managing member of the Investment Funds or an affiliate thereof is the investment manager of each Portfolio Company to which the Investment Funds allocate assets, and the officers and all or a majority of the directors of each such entity are persons that are employed by, or are otherwise affiliated with, the managing member of the Investment Funds or their affiliates. Portfolio Companies may have other investors in addition to the Investment Funds. See "POTENTIAL CONFLICTS OF INTEREST." It is expected that one investor in each Portfolio Company is a Cayman Islands or Irish limited liability company managed by the managing member of the Investment Funds and formed to accept subscriptions from non-U.S. persons and U.S. tax-exempt entities.

     Each Portfolio Company (or the managing member of the applicable Investment Fund, in its capacity as investment manager, on behalf of the Portfolio Company) will enter into an investment management agreement with an Advisor selected by the managing member of the applicable Investment Fund. Each investment management agreement provides for the payment of fees and expenses of the Advisor, any restrictions on the Advisor relating to the management of the assets, including restrictions relating to leverage and investment strategies, if applicable, and rights of the applicable Investment Fund with respect to ongoing monitoring and risk management, which may include rights to receive reports, require the disposition of positions, and withdraw all or a portion of an allocation to the Advisor. A Portfolio Company may issue shares of various series or classes, which may bear fees or have terms that differ from the shares held by the applicable Investment Fund or the corresponding offshore investment fund. Each
Portfolio Company reserves the right in its sole discretion and for any reason to waive fees of, or impose different fees on, any investor, as may be agreed to by the Portfolio Company and the investor. Each Portfolio Company may, by agreement with its Advisor, structure the Advisor's fees (or a portion thereof) as an incentive allocation or other arrangement.

     Each Portfolio Company is expected to be formed as an exempted company incorporated with limited liability in the Cayman Islands. The governing documents of each Portfolio Company provide, among other things, for the management of the Portfolio Company by its board of directors, redemption rights of investors of the Portfolio Company (which will be negotiated on a case-by-case basis with each investor, provided that the Investment Funds have the right to redeem their shares upon request, subject to any restrictions contained in the investment management agreement between the Portfolio Company and the Advisor), certain fees and expenses as discussed below and under "FEES AND EXPENSES," and indemnification and exculpation of the managing member of the Investment Funds (in its capacity as the investment manager of the Portfolio Company) and its affiliates.

     Goldman Sachs and certain of its affiliates will be issued the only voting shares of each Portfolio Company, and only those voting shares will be entitled to vote on most Portfolio Company matters, including the election of the Portfolio Company's directors. Accordingly, an investor in a Portfolio Company (including the applicable Investment Fund) generally will have little or no control rights with respect to the activities of the Portfolio Company, including modifying or enforcing the terms of the investment management agreement between the Portfolio Company and the Advisor. In addition, the terms of a Portfolio Company may be amended in accordance with the memorandum of association and articles of association of such Portfolio Company, without notification to the Members or the investors in the applicable Investment Fund (including the Company).

     The board of directors of a Portfolio Company may cause such entity to list its shares on the Irish, Luxembourg or other stock exchange, or to enter into a transaction or series of transactions in which the investors of the Portfolio Company become beneficial owners of economically comparable equity interests of another entity, which may be domiciled outside the Cayman Islands, so long as (i) the investors of the Portfolio Company do not suffer any material adverse economic effect as a result thereof or (ii) the investors of the Portfolio Company receive prior written notice of any initial listing or transaction and an opportunity to redeem their interests in the Portfolio Company prior to the effectiveness of the initial listing or transaction.

     The managing member of the Investment Funds does not currently charge any management fee or performance-based fee or allocation at the Portfolio Company level. In 2004, each Portfolio Company paid the managing member of the Investment Funds (or other entity selected by the Portfolio Company to be its administrator) an administration fee, accruing daily and calculated and paid on a monthly basis, equal to one-twelfth of 0.20% of the net assets of the Portfolio Company as of the applicable month-end, calculated prior to any reduction in net assets due to Advisor fees. Effective January 1, 2005, an administration fee was no longer charged by the Managing Member at the Portfolio Company level. The Portfolio Companies may also retain another entity not affiliated with the Managing Member as sub-administrator. Fees payable to such sub-administrator may be payable out of an administration fee, if such a fee exists, or pursuant to such other arrangements as may be agreed to by the Managing Member (in its capacity as investment manager of the Portfolio Company) and such sub-administrator. See "FEES AND EXPENSES."

     Each investor in a Portfolio Company (including the applicable Investment Fund) shares in the appreciation and depreciation of the NAV of the Portfolio Company for any accounting period pro rata based on the relative NAV of the investor's interest as of the beginning of such accounting period (adjusted as necessary to take into account subscriptions, redemptions and distributions, any Advisor fees and any performance based Advisor compensation or allocations not borne in the same proportions by each investor, and other events as determined by the Portfolio Company's board of directors in its sole discretion).

     The applicable Investment Fund bears, indirectly through its investment in each Portfolio Company, a pro rata portion of the expenses of each Portfolio Company in which it invests. Such expenses include each Portfolio Company's own offering, organizational, and operating expenses, including any management and incentive fees payable to the Advisor of the Portfolio Company's assets pursuant to the Portfolio Company's investment management agreement. The Company bears, indirectly through its investment in the Investment Funds, a pro rata portion of the expenses of each Portfolio Company in which the Investment Funds invest. See "FEES AND EXPENSES." For instance, each Portfolio Company is responsible for (and the applicable Investment Fund and, in turn, the Company indirectly will be affected by) indemnifying each of the managing members of the applicable Investment Fund (in its capacity as investment manager of the Portfolio Company), Goldman Sachs, members of the board of directors, officers of the Portfolio Company, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons against any losses, claims, costs, damages or liabilities to which such person may become subject in connection with any matter arising out of or in connection with the business or affairs of the Portfolio Company, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance or gross negligence (as interpreted under the laws of the State of New York) of, or any criminal wrongdoing by, such indemnified person. A Portfolio Company may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from liability, damage, cost, or expenses to which such person may become subject in connection with matters arising out or in connection with the business or affairs of the Portfolio Company.

     References in this Annual Report to assets or investments of the Company, the Investment Funds and the Advisors shall be deemed to include interests in Portfolio Companies and assets and investments of Portfolio Companies to the extent of the Company's and the Investment Funds' indirect interest therein, whether or not so indicated, where the context permits.

                             FEES AND EXPENSES

     The Company pays the Managing Member a monthly management fee (the "Management Fee"), equal to one-twelfth of 1.25% of the net assets of the Company in respect of each series of Class A Units as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, net assets in respect of each series of Class A Units are not reduced to reflect any accrued incentive allocation (the "Incentive Allocation"). The Management Fee payable by any other class of Units may be different from the Management Fee payable by the Class A Units. The Management Fee with respect to each series of Units will reduce the capital account of the series of units to which it relates, as described under "--Capital Accounts; Allocation of Gains and Losses" below. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investments Funds by the Company as the Company owns "no-fee shares" of each of the Investment Funds.

     The Company is currently issued units of a class of membership interests of each Investment Fund ("no-fee-shares") which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. As the Company owns "no-fee-shares" in each of the Investment Funds, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company's investments in each of the Investment Funds. The ratios shown below do not reflect the inclusion of the Company's proportionate shares of expenses of the Investment Funds, including the administration fees paid, directly or indirectly, by the Investment Funds.









                         [Left Blank Intentionally]

     Fees and Expenses for the Company for the year ended December 31, 2005 are as follows:

                                Class A      Class A     Class A      Class A      Class A      Class A      Class A      Class A
                                Series 1    Series 9    Series 10    Series 11    Series 12    Series 13    Series 14    Series 15
                                ---------------------------------------------------------------------------------------------------
Ratios to average
net assets (annualized):
    Expenses                        1.36%       1.37%        1.37%        1.37%        1.36%         1.37%        1.36%       1.36%
                                ---------------------------------------------------------------------------------------------------
    Incentive allocation            0.22%       0.24%        0.27%        0.21%        0.24%         0.32%        0.30%       0.24%
                                ---------------------------------------------------------------------------------------------------
    Total expenses
      and incentive
      allocation                    1.58%       1.61%        1.64%        1.58%        1.60%         1.69%        1.66%       1.60%
                                ===================================================================================================


                                Class A      Class A     Class A      Class A      Class A
                               Series 16    Series 17   Series 18    Series 19    Series 20
                               ------------------------------------------------------------
Ratios to average
net assets (annualized):
    Expenses                        1.35%       1.33%        1.33%        1.33%        1.31%
                               ------------------------------------------------------------
    Incentive allocation            0.17%       0.12%        0.06%        0.14%        0.08%
                               ------------------------------------------------------------
    Total expenses
      and incentive
      allocation                    1.52%       1.45%        1.39%        1.47%        1.39%
                               ============================================================

     The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2005 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2005.

-------------------------------- ------------------------ ---------------------
       Fees and Expenses            Percentage Amount         Dollar Amount
-------------------------------- ------------------------ ---------------------
Management Fee                          1.25% (1)               $12,857 (4)
-------------------------------- ------------------------ ---------------------
Incentive Allocation                       5% (2)                $2,324 (4)
-------------------------------- ------------------------ ---------------------
Administration Fee                        N/A (3)                $1,031 (4)
-------------------------------- ------------------------ ---------------------
Placement Fee                             None                     None
-------------------------------- ------------------------ ---------------------
Entry Fee                                 None                     None
-------------------------------- ------------------------ ---------------------
Exit Fee                                  None                     None
-------------------------------- ------------------------ ---------------------
Minimum Subscription Amount                N/A               $1,000,000 (5)
-------------------------------- ------------------------ ---------------------
(1) The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See "--Capital Accounts; Allocation of Gains and Losses" below.

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

(3) The Company bears a pro rata portion of the administration fee paid to the Managing Member for services provided to the Investment Funds and Portfolio Companies. In 2004, each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it as administrator. The Dollar Amount (which is approximate based on calculation) reflects the total administration fee comprised of the Company's aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2004. Effective as of January 1, 2005, SEI (as defined below) became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005, the Administration Fee Rate (as defined below) was in the range of 0.07% to 0.10%, but in the future such rate may be exceeded, subject to a maximum of approximately 0.20%, if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts (as defined below in this section) than is currently anticipated.

(4) Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2005.

(5) The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

     The  Managing  Member  currently  serves as the  administrator  of the
Company (in such capacity the "Administrator") pursuant to an administration agreement (the "Administration Agreement"). The
Administrator is responsible for, among other things, calculating the net asset value ("NAV") for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports;
maintaining   a  registry  of  ownership   and   providing   certain  other
administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. See
ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to The Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future."

     Unless the Company allocates assets directly to Advisors (see "PERFORMANCE OF THE COMPANY--Direct Allocations to Advisors"), the Managing Member does not receive a fee directly from the Company for its service as the Administrator. However, the Administrator receives a per investor servicing charge and will be reimbursed by the Company for all of its reasonable out-of-pocket expenses. In 2004, the Managing Member also served as the administrator of each Investment Fund and each Portfolio Company and received an administration fee, accruing daily and calculated and paid on a monthly basis, equal to one-twelfth of 0.20% of the net assets of such Investment Fund or Portfolio Company (in the case of the Investment Funds, without taking into account their investments in Portfolio Companies so as to avoid duplication) as of the applicable month-end, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. Therefore, no administration fee was paid at the Investment Fund level with respect to any assets of the Investment Funds attributable to investments in Portfolio Companies.

     Effective as of January 1, 2005, SEI Global Services, Inc. ("SEI") became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. An administration fee is not charged at the Portfolio Company level, and the administration fee charged at the Investment Fund level is currently paid with respect to assets of the Investment Funds invested in Portfolio Companies. The administration fee rate ( the "Administration Fee Rate") is determined each month, without notice to Members, based on the total assets managed by the Managing Member that are administered by SEI and its affiliates. In determining the Administration Fee Rate, each Investment Fund is assessed a higher rate in respect of assets allocated to Portfolio Companies and managed accounts ("Managed Accounts"). Throughout 2005, the Administration Fee Rate was in the range of 0.07% to 0.10%, but in the future such rate may be exceeded if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts than is currently anticipated. However, the Administration Fee Rate is subject to a maximum of approximately 0.20%. For purposes of determining the administration fee payable by the Investment Funds, NAV will not be reduced to reflect any accrued but unpaid incentive allocation or management fees of the Managing Member. The Company will bear its pro rata portion of these fees through its investments in the Investment Funds.

     The Managing Member (in its capacity as Administrator of the Company) and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. In addition to the services described above, SEI may assist in the preparation of the Company's periodic and other reports including filing such reports with the SEC and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the agreement, the Administrator is responsible for paying the fees of SEI. The Company pays no additional fees to SEI. In the future, the Managing Member may cease to serve as the administrator of the Company and SEI may perform such duties directly. The Managing Member and SEI are currently discussing implementing such changes.

     The Managing Member, the Company or any Investment Fund may, in the future, engage other entities, which may be unaffiliated with the Managing Member, to provide administration or other services to the Company, the Investment Funds or the Portfolio Companies as administrator or sub-administrator. The terms of any such engagement shall be subject to such terms and conditions as the Managing Member and such other entity may agree. The terms of such engagement may differ from the terms and conditions under which the Managing Member or one or more of its affiliates provides administration services to the Company and SEI provides administration services to the Investment Funds, including without limitation the compensation arrangements and indemnification obligations described above.

     Pursuant to the Administration Agreement, the Company has agreed to indemnify the Administrator against any loss or liability arising out of any claim asserted or threatened by any third party in connection with the Administrator's performance of its obligations or duties under the Administration Agreement, except where such loss or liability arises as a result of gross negligence, willful misconduct or reckless disregard on the part of the Administrator. Pursuant to the agreement with SEI, the Company has agreed to indemnify SEI.

     The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the LLC Agreement or the Company's other organizational documents or subscription agreement or any modification or supplement to the Private Placement Memorandum dated January 2006 for the Company (as it may be supplemented or modified from time to time, the "Memorandum"), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of Units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company's transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company's rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations) described under ITEM 12. "INDEMNIFICATION OF DIRECTORS AND OFFICERS" in the Form 10 filed on April 28, 2004, as amended (the "Registration Statement")); and all costs and expenses incurred as a result of dissolution, winding-up and termination of the Company.

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

     Advisors are compensated by the Investment Funds on terms that may include fixed and/or performance-based fees or allocations. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from 15% to 25% of the net capital appreciation in each individual Advisor's investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The Company bears a pro rata share of the Advisor compensation paid by the Investment Funds.

     Performance-based  compensation  is  typically  not paid to an Advisor until the Advisor makes up prior losses. See ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Units, Liquidity of Units and the Offering of Units--Special Considerations are Applicable to the Units; After the Initial Offering of Units Subsequent Purchasers of Units may Suffer Losses Because of Previously Established Open Positions."

     Each   of   the   Managing   Member,   the   Administrator   and   any
sub-administrator pays its own overhead costs and expenses, including the salaries, fringe benefits and other compensation costs of its employees.

     The Managing Member, the Administrator or any sub-administrator may pay certain of the Company's, an Investment Fund's, an Advisor Fund's or a Portfolio Company's expenses described above. The Company or applicable Investment Fund, Advisor Fund or Portfolio Company will reimburse the Managing Member, the Administrator or sub-administrator for the payment of any such expenses.

     The Managing Member reserves the right, in its sole discretion, to partially or completely waive fees, or to charge no fees or fees that are greater or less than or in other ways different from the fees being charged to the Company and the Members, as described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such fee arrangements without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel.

CAPITAL ACCOUNTS; ALLOCATION OF GAINS AND LOSSES

     The Company maintains a separate capital account on the books of the Company for each series of Units and for each Member, with respect to each series of Units held by such Member. Each capital account with respect to a series of Units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series' allocable share of the appreciation or depreciation of the net assets of the Company (as determined below) for each accounting period*, and (iv) decreased by any Incentive Allocation (discussed below) and any Management Fee accrual in respect of such series. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of Units pro rata based upon the relative capital accounts of each series (determined prior to any year-to-date accrued Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member's capital account with respect to each series of Units shall equal the capital account of such series of Units multiplied by the percentage of Units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of Units from one series into another series and for other events and items as determined by the Managing Member.

---------------------
* An "accounting period" refers to the following periods: the initial accounting period began upon the commencement of operations of the Company. Each subsequent accounting period begins immediately after the close of the preceding accounting period. Each accounting period closes at the close of business on the first to occur of (i) the last day of each calendar month, (ii) the last day of each fiscal year of the Company, (iii) the date immediately prior to the effective date of the admission of a new Member, (iv) the date immediately prior to the effective date of an additional capital contribution by a Member, or (v) the date immediately prior to the effective date of any redemption or complete withdrawal by a Member. In addition, the final accounting period shall end on the date the Company dissolves.

     The NAV of a series of Units equals the capital account with respect to such series of Units, and the NAV per Unit of a series shall be equal to the NAV of such series divided by the number of outstanding Units of such series.

     At the end of each fiscal year of the Company (or other applicable period), the Managing Member receives an Incentive Allocation for each series of Class A Units equal to 5% of the amount by which the NAV of each series of Class A Units (appropriately adjusted as determined by the Managing Member in its sole discretion for additional contributions, distributions and redemptions, and determined prior to any Incentive Allocation accrual with respect to such series of Units, but after the deduction of all Company expenses for the period, including the Management Fee allocable to that series) exceeds the Prior High NAV (as defined below) of such series of Class A Units. The Incentive Allocation of any other class of Units may be different from the Incentive Allocation of the Class A Units.

     The "Prior High NAV" with respect to a series of Units initially will be equal to the NAV of such series immediately following the initial issuance of such series. The Prior High NAV with respect to a series of Units immediately following the end of any year for which an Incentive Allocation has been made with respect to such series will be "reset" to equal the NAV of such series as of such time, unless the series is exchanged into another series, in which case the Prior High NAV will be "reset" to equal the NAV of such other series as of such time. The Prior High NAV for each series of Units shall be appropriately ADJUSTED, as determined by the Managing Member in its sole discretion, to account for any additional contributions, distributions and redemptions made with respect to such series of Units. Since each outstanding series of Units may have a different Prior High NAV, the Managing Member will earn an Incentive Allocation with respect to each series of Units the NAV of which, as of the close of the applicable measurement period, exceeds its Prior High NAV for such period, even though it will not earn an Incentive Allocation with respect to any series of Units the NAV of which, as of the close of such measurement period, did not exceed its Prior High NAV for such period.

     The Incentive Allocation with respect to a series of Units accrues daily and is credited to the capital account of the Managing Member as of December 31 of each year out of the capital accounts of the Members who hold Units in such series. In the event of an intra-year redemption of Units, any accrued Incentive Allocation with respect to such Units will be credited to the capital account of the Managing Member upon redemption. Appropriate adjustments will be made to the calculation of the Incentive Allocation for extraordinary circumstances, including, for example, if the Managing Member permits a contribution or redemption by a Member to be made intra-month.

     GS HFS, as managing member of each Investment Fund, is entitled to an incentive allocation, which is substantially similar to the arrangement described above. However, the Company will invest in a class of units of each of the Investment Funds that is not subject to any such incentive allocation.

     The Managing Member reserves the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such arrangements without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel.

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

     The Managing Member is an advisory affiliate of Goldman Sachs and Goldman Sachs Asset Management, a unit of the Investment Management Division of Goldman Sachs ("GS Asset Management" and, together with Goldman Sachs Asset Management, L.P., a Delaware limited partnership and a successor to certain of the asset management businesses of GS Asset Management, "GSAM"). Each of the Managing Members, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

     Goldman Sachs, one of the world's oldest and largest investment banking and securities firms, was founded in 1869. GSAM, formed in 1988, is located at 32 Old Slip, New York, New York 10005. GS HFS is located at 701 Mount Lucas Road, Princeton, New Jersey 08540.

     The Company has no employees. As of December 31, 2005, the Managing Member was supported by approximately 108 employees of the GS Group worldwide, of which approximately 33 allocated at least a portion of their time to portfolio management of the Company and the Investment Funds. The Company's assets were managed, indirectly through the Company's investments in the Investment Funds, by approximately 83 Advisors.

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

                      POTENTIAL CONFLICTS OF INTEREST

GENERAL CATEGORIES OF CONFLICTS ASSOCIATED WITH THE COMPANY AND
THE INVESTMENT FUNDS

     The Goldman Sachs Group, Inc. is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Company and the Investment Funds directly and indirectly invest. As a result, The Goldman Sachs Group, Inc., the Managing Member, GSAM (for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, "Goldman Sachs"), including those who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, are engaged in businesses and have interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, the "Advisors") may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

     The activities and interests of Goldman Sachs and the Advisors include potential multiple advisory, transactional, financial and other interests in securities, instruments and companies that may be directly or indirectly purchased or sold by the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies or the Managed Accounts and their service providers, including without limitation the Advisors. These are considerations of which Members should be aware, and which may cause conflicts that could disadvantage the Company or the Investment Funds.

     Present and future activities of Goldman Sachs and the Advisors in addition to those described in this "POTENTIAL CONFLICTS OF INTEREST" section may give rise to additional conflicts of interest.

     As a registered investment adviser under the Investment Advisers Act of 1940 (the "Investment Advisers Act"), the Managing Member is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Managing Member. A copy of Part 1 of the Managing Member's Form ADV is available on the SEC's website (www.adviserinfo.sec.gov). A copy of Part 2 of the Managing Member's Form ADV will be provided to Members or prospective investors upon request.

     By having made an investment in the Company, a Member is deemed to have acknowledged and assented to the existence of potential conflicts of interest relating to Goldman Sachs and the Advisors, and to the operations of the Company, Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts in the face of these conflicts.

POTENTIAL CONFLICTS RELATING TO THE SELECTION OF ADVISORS, THE SALE OF INTERESTS AND THE ALLOCATION OF INVESTMENT OPPORTUNITIES

     GOLDMAN SACHS' OTHER ACTIVITIES MAY HAVE AN IMPACT ON THE SELECTION OF ADVISORS

     The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs' activities, it is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates or services from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, and provide a variety of products and services to them. The amount of such compensation, commissions, payments, rebates or services to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.

     As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under "--General Categories of Conflicts Associated with the Company and the Investment Funds" above, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Company and the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, compensation and other benefits to Goldman Sachs (including benefits relating to business relationships of Goldman Sachs) arising from those decisions may be greater as a result of the selection of certain Advisors than they would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.

     For example, while the Managing Member, as the managing member of the Investment Funds, will select Advisors in accordance with its fiduciary obligations to the Investment Funds, Goldman Sachs may also provide brokerage or other services to Advisors or act as prime broker for Advisors. Payments to Goldman Sachs for providing brokerage or other services or acting as prime broker will generally increase as the size of the assets that an Advisor manages increases. Therefore, investment by an Investment Fund (and indirectly the Company) with an Advisor where Goldman Sachs acts as prime broker, or to which Goldman Sachs provides brokerage or other services, will likely result in additional revenues to Goldman Sachs and its personnel. Goldman Sachs may provide research products and other products and services to an Advisor and receive revenues in connection with these activities. Goldman Sachs may receive price discounts or services from Advisors based on its relationships with such Advisors. In connection with services Goldman Sachs may provide Advisors, Goldman Sachs will act in its own commercial interests. As a result, investment with Advisors will be subject to many of the same conflicts arising from Goldman Sachs activities described herein.

     In addition, if an Advisor provides fee "breakpoints," such breakpoints may be affected by Goldman Sachs' business relationships and levels or accounts other than with respect to the Company or the Investment Funds, and may directly or indirectly benefit Goldman Sachs and other proprietary or client accounts of Goldman Sachs.

     GOLDMAN SACHS' FINANCIAL AND OTHER INTERESTS AND RELATIONSHIPS MAY INCENTIVIZE GOLDMAN SACHS TO PROMOTE THE SALE OF UNITS AND INTERESTS IN THE INVESTMENT FUNDS

     Goldman Sachs, its sales personnel and other financial service providers, have interests in promoting sales of the Company, the Investment Funds and certain Advisors. With respect to Goldman Sachs and its personnel, the remuneration and profitability of activity relating to the Company and the Investment Funds may be greater than the provision of other services and sales of other products that might be provided or offered. For example, Goldman Sachs and its sales personnel may directly or indirectly receive a portion of the fees and commissions charged to the Company, the Investment Funds or their respective investors. Such fees and commissions may be higher than for other products or services, and the remuneration and profitability to Goldman Sachs and such personnel resulting from transactions on behalf of the Company or the Investment Funds may be greater than the remuneration and profitability resulting from other products.

     Goldman  Sachs may also have  relationships  with,  and  purchase,  or distribute or sell, services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultants' points of view on the investment management process.
Consultants and other third parties that provide consulting or other services to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company or the Investment Funds in connection with the distribution of Units or interests in the Investment Funds, or other Goldman Sachs products. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or that may recommend investments with the Advisors or distribute Advisor Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs, including the Managing Member, may, when it considers it appropriate, make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions in accordance with law. As a result, those persons and institutions may have conflicts associated with their promotion of the Company or the Investment Funds, or other dealings with the Company, the Investment Funds or the Advisors, that would create incentives for them to promote the Company, the Investment Funds or the Advisors or raise other conflicts.

POTENTIAL CONFLICTS RELATING TO THE ALLOCATION OF INVESTMENT OPPORTUNITIES AMONG THE COMPANY OR THE INVESTMENT FUNDS AND OTHER GOLDMAN SACHS ACCOUNTS

     Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company or the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests. For example, an Investment Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by Goldman Sachs (including the Managing Member). These accounts or funds may provide greater fees or other compensation (including performance-based fees) to Goldman Sachs (including the Managing Member) or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (collectively, the "Client/GS Accounts").

     Goldman Sachs may manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or the Investment Funds and/or may seek to invest with Advisors with which an Investment Fund invests or that would be an appropriate investment for an Investment Fund. This will create potential conflicts and potential differences among the Company, the Investment Funds and other Client/GS Accounts, particularly where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each Client/GS Account, to be reasonable and equitable over time.

     The Managing Member will make allocations for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors that may include, without limitation, relative sizes and expected future sizes of the applicable accounts, expected future capacity of the applicable Advisor, investment objectives and guidelines, risk tolerance, availability of other investment opportunities, and available cash for investment. Although allocating investment opportunities with Advisors among the Investment Funds and other Client/GS Accounts may create potential conflicts of interest because of the interests of Goldman Sachs or its personnel or because Goldman Sachs may receive greater fees or compensation from one of the Client/GS Account's allocations, the Managing Member will not make allocation decisions based on such interests or greater fees or compensation.

     Allocation decisions among accounts may be more or less advantageous to any one account or group of accounts. The Managing Member may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/GS Accounts or for itself or an affiliate, but not for the Company or an Investment Fund, as applicable, or is appropriate for, or available to, the Company or an Investment Fund, as applicable, but in different sizes, terms or timing than is appropriate for other Client/GS Accounts. Therefore, the amount, timing, structuring or terms of an investment by the Company or an Investment Fund may differ from, and performance may be lower than, investments and performance of other Client/GS Accounts.

     The Managing Member is currently the managing member of the HFP U.S. Funds, and the investment manager of the HFP Ireland Funds and HFP Institutional. The HFP Funds generally have investment objectives and strategies similar to those of the Company and the Company, except that HFP Institutional is currently intended for investment by benefit plans and other similar investors.

     Certain of the HFP Funds allocate assets to Advisors that are currently not accepting any new investments. Such Advisors may manage a material portion of the total assets of the HFP Funds. It is not anticipated that the Company, indirectly through the Investment Funds, will generally allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the HFP Funds that currently allocate assets to such Advisors may be given priority over the Investment Funds in the determination of how any such available capacity is allocated.

OTHER POTENTIAL CONFLICTS RELATING TO THE MANAGEMENT OF THE COMPANY AND THE INVESTMENT FUNDS BY THE MANAGING MEMBER

     POTENTIAL RESTRICTIONS AND ISSUES RELATING TO INFORMATION HELD BY GOLDMAN SACHS

     From time to time and subject to the Managing Member's policies and procedures regarding informational barriers, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel. The performance by such persons of obligations related to their consultation with personnel of the Managing Member could conflict with their areas of primary responsibility within Goldman Sachs or elsewhere. In connection with their activities with the Managing Member, such persons may receive information regarding the Managing Member's proposed investment activities of the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.

     The Managing Member makes decisions for the Company and the Investment Funds based on their respective investment programs. The Managing Member from time to time may have access to certain fundamental analysis and proprietary technical models developed by Goldman Sachs and its personnel. Goldman Sachs will not be under any obligation, however, to effect transactions on behalf of the Company or the Investment Funds in accordance with such analysis and models. In addition, Goldman Sachs has no obligation to seek information or to make available to or share with the Company or the Investment Funds any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities. Goldman Sachs and certain of its personnel, including the Managing Member's personnel or other Goldman Sachs personnel advising or otherwise providing services to the Company or the Investment Funds, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company or the Investment Funds.

     From time to time, Goldman Sachs may come into possession of material, non-public information or other information that could limit the ability of an Investment Fund to invest with certain Advisors. The Investment Fund's and, in turn, the Company's investment flexibility may be constrained as a consequence.

POTENTIAL CONFLICTS RELATING TO GOLDMAN SACHS' PROPRIETARY ACTIVITIES AND ACTIVITIES ON BEHALF OF OTHER ACCOUNTS

     The results of the investment activities of the Company and the Investment Funds may differ significantly from the results achieved by Goldman Sachs for its proprietary accounts and from the results achieved by Goldman Sachs for other Client/GS Accounts. The Managing Member will manage the Company, the Investment Funds and the other Client/GS Accounts it manages in accordance with their respective investment objectives and guidelines. However, Goldman Sachs may give advice, and take action, with respect to any current or future Client/GS Accounts that may compete or conflict with the advice the Managing Member may give to the Company or an Investment Fund, or may involve a different timing or nature of action than with respect to the Company or an Investment Fund.

     Transactions undertaken by Goldman Sachs or Client/GS Accounts may adversely impact the Company and the Investment Funds. Goldman Sachs and one or more Client/GS Accounts may buy or sell positions while the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company. For example, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may buy a security and Goldman Sachs or Client/GS Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account holds. Conversely, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may establish a short position in a security and Goldman Sachs or other Client/GS Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account and such increase in price would be to the detriment of the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company.

     In addition, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. For example, an Advisor Fund, Portfolio Company or Managed Account may purchase or sell a position after or at the same time Goldman Sachs or the Client/GS Accounts undertake the same strategy, which may increase the cost of that strategy to the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company.

     Conflicts may also arise because portfolio decisions made by an Advisor may benefit other Client/GS Accounts. For example, the sale of a long position or establishment of a short position by an Advisor may impair the price of the same security sold short by (and therefore benefit) Goldman Sachs or other Client/GS Accounts, and the purchase of a security or covering of a short position in a security by an Advisor may increase the price of the same security held by (and therefore benefit) Goldman Sachs or other Client/GS Accounts.

     The directors, officers and employees of Goldman Sachs, including the Managing Member, may buy and sell securities or other investments for their own accounts (including through investment funds managed by Goldman Sachs, including the Managing Member). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees that are the same as, different from or made at different times than positions taken for the Company or an Investment Fund. To reduce the possibility that the Company and the Investment Funds will be materially adversely affected by the personal trading described above, the Managing Member has established policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the Company's and the Investment Funds' portfolio transactions. The Managing Member has adopted a code of ethics restriction required by the Advisers Act and monitoring procedures relating to certain personal securities transactions by the Managing Member personnel which the Managing Member deems to involve potential conflicts involving such personnel, Client/GS Accounts managed by the Managing Member and the Company or the Investment Funds. The code of ethics requires that the Managing Member personnel comply with all applicable U.S. federal securities laws and with the fiduciary duties and anti-fraud rules to which the Managing Member is subject.

     Clients of Goldman Sachs (including Client/GS Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Managing Member's transactions (and, when Goldman Sachs is a client of an Advisor, transactions of such Advisor) or views which may affect such clients' transactions outside of accounts controlled by the Managing Member, and such transactions may negatively impact the performance of the Company, the Investment Funds or the assets managed by the Advisors. The Company, the Investment Funds and the assets managed by the Advisors may also be adversely affected by cash flows and market movements arising from purchase and sales transactions, as well as increases of capital in, and withdrawals of capital from, other Client/GS Accounts.

     An Advisor's management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisors may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with Goldman Sachs or in which Goldman Sachs has an equity, debt or other interest. In addition, subject to applicable law, the Advisors may engage in investment transactions which may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisors may enhance the profitability of Goldman Sachs' or other Client/GS Accounts' own investments in and its activities with respect to such companies.

     Goldman Sachs and its clients may pursue or enforce rights with respect to an issuer in which an Advisor has invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. As a result, prices, availability, liquidity and terms of an Advisor's investments may be negatively impacted by the activities of Goldman Sachs or its clients, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

     Goldman Sachs may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to the Company or the Investment Funds, or with respect to which the underlying securities, currencies or instruments may be those in which the Company or the Investment Funds invest, or which may be otherwise based on the performance of the Company, an Investment Fund, an Advisor Fund or a Portfolio Company. The structure or other characteristics of the derivative instruments may have an adverse effect on the Company or the Investment Funds. For example, the derivative instruments could represent leveraged investments in the Company, an Investment Fund, an Advisor Fund or a Portfolio Company, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Company, the Investment Fund, the Advisor Fund or the Portfolio Company more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption, which may have an adverse effect on the investment management, flexibility, and diversification strategies of the Company, the Investment Fund, the Advisor Fund or the Portfolio Company, as applicable, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company or the Investment Funds. Similarly, Goldman Sachs (including its personnel or Client/GS Accounts) may invest in the Company, the Investment Funds, the Advisor Funds or the Portfolio Companies, may hedge its derivative positions by buying or selling interests in the Company, the Investment Funds, the Advisor Funds or the Portfolio Companies, and reserves the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the Members or the investors in the Investment Funds.

     The Managing Member, the Company and the Investment Funds may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities) may provide to the Company, the Investment Funds or one or more Client/GS Accounts. Such products and services may disproportionately benefit other Client/GS Accounts relative to the Company and the Investment Funds based on the amount of brokerage commissions paid by the Company, the Investment Funds and such other Client/GS Accounts. For example, research or other services that are paid for through one client's commissions may not be used in managing that client's account. In addition, Client/GS Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Company, the Investment Funds and to Client/GS Accounts.

     POTENTIAL CONFLICTS IN CONNECTION WITH INVESTMENTS IN GOLDMAN SACHS MONEY MARKET FUNDS

     To the extent permitted by applicable law, the Company and the Investment Funds may invest all or some of their short term cash investments in any money market fund advised or managed by Goldman Sachs. In connection with any such investments, the Company and the Investment Funds will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees from the Company and the Investment Funds will not be reduced thereby (i.e., there could be "double fees" involved in making any such investment, which would not arise in connection with an investor's direct purchase of the underlying investments). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company or the Investment Funds will be required.

     GOLDMAN SACHS MAY IN-SOURCE OR OUTSOURCE

     Subject to applicable law, Goldman Sachs, including the Managing Member, may from time to time and without notice to investors in-source or outsource certain processes or functions in connection with a variety of services that it provides to the Company and the Investment Funds in its administrative or other capacities. Such in-sourcing or outsourcing may give rise to additional conflicts of interest.

POTENTIAL CONFLICTS RELATED TO THE VALUATION OF THE COMPANY'S INVESTMENTS

     The valuation of the Company's investments is ordinarily determined based on valuations provided directly or indirectly by the Advisors. Certain securities in which the Company directly or indirectly invests may not have a readily ascertainable market price and will generally be valued by the Advisors. In this regard, the Advisors may face a conflict of interest in valuing the securities, as their value will affect the Advisors' compensation. Furthermore, the Managing Member (in its capacity as managing member of the Company and of the Investment Funds) may face a conflict of interest in overseeing the valuation of the Company's investments, as the value of the Company's investments will affect the Managing Member's compensation. In certain circumstances, the Managing Member may determine that a valuation of Company assets is inaccurate or incomplete. In such event, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination.

POTENTIAL CONFLICTS THAT MAY ARISE WHEN GOLDMAN SACHS PROVIDES BROKERAGE OR OTHER SERVICES TO THE ADVISORS, THE COMPANY OR THE INVESTMENT FUNDS

     To the extent permitted by applicable law, an Advisor may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments in which Goldman Sachs, acting as principal or on a proprietary basis for its customers, serves as the counterparty. Except as permitted by applicable law, Goldman Sachs will not, acting as principal for its own account, purchase securities or other property from, or sell securities or other property to, the Company. However, subject to applicable law, the Company or an Investment Fund may engage in transactions with accounts which are affiliated with the Company or such Investment Fund because they are advised by Goldman Sachs or because they have common officers, directors or managers. Such transactions would be made in circumstances where the Managing Member has determined that it would be appropriate for the Company or the Investment Fund, as applicable, to purchase and Goldman Sachs or another client of Goldman Sachs to sell, or the Company or the Investment Fund, as applicable, to sell and another client of Goldman Sachs to purchase, the same security or instrument on the same day. By virtue of having entered into a subscription agreement, an investor consents to the Company and the Investment Funds entering into such transactions to the fullest extent permitted under applicable law. An Advisor Fund, Portfolio Company or Managed Account may also enter into cross transactions in which Goldman Sachs acts on behalf of such Advisor Fund, Portfolio Company or Managed Account, as applicable, and for the other party to the transaction.

     Goldman Sachs may have a potentially conflicting division of responsibilities to both parties to a cross transaction. For example, to the extent permitted by applicable law, Goldman Sachs may represent both the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account and another Client/GS Account in connection with the purchase of a security by the Company or such Investment Fund, Advisor Fund, Portfolio Company or Managed Account, as applicable, and Goldman Sachs may receive compensation or other payments from either or both parties.

     Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company and the Investment Funds. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable, although Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and such sales personnel. The Company and the Investment Funds may, to the extent permitted by applicable law, borrow funds from Goldman Sachs at rates and on other terms arranged with Goldman Sachs.

     Goldman Sachs (and its personnel and other distributors) will be entitled to retain fees and other amounts that it receives in connection with its service to the Company and the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and their Advisors as broker, dealer, agent, lender, advisor or in other commercial capacities and no accounting to the Company, the Investment Funds or their respective investors will be required, and no fees or other compensation payable by the Company, the Investment Funds or their respective investors will be reduced by reason of receipt by Goldman Sachs of any such fees or other amounts.

     When an Advisor chooses Goldman Sachs to act as broker, dealer, agent, lender or advisor or in other commercial capacities in relation to an Advisor Fund, Portfolio Company or Managed Account, Goldman Sachs may take commercial steps in its own interests, which may have an adverse effect on the Company, the relevant Investment Fund, and the Advisor Fund, Portfolio Company or Managed Account, as applicable. For example, in connection with prime brokerage or lending arrangements involving Advisors, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.

     The Company and each Investment Fund will be required to establish business relationships with its counterparties based on its own credit standing. Goldman Sachs, including the Managing Member, will not have any obligation to allow its credit to be used in connection with the Company's or any Investment Fund's establishment of its business relationships, nor is it expected that the Company's or any Investment Fund's counterparties will rely on the credit of Goldman Sachs in evaluating the Company's or such Investment Fund's creditworthiness.

POTENTIAL  CONFLICTS  RELATING  TO  THE  SELECTION  OF  INVESTMENTS  BY THE
ADVISORS

     AN ADVISOR'S OTHER ACTIVITIES MAY HAVE AN IMPACT ON THE ADVISOR FUNDS, PORTFOLIO COMPANIES AND MANAGED ACCOUNTS

     Each Advisor may act as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent or principal, and may have other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Advisor trades. Thus, it is possible that an Advisor will undertake transactions in securities in which it makes a market or otherwise has direct or indirect interests.

     POTENTIAL   CONFLICTS   RELATING  TO  THE   ALLOCATION  OF  INVESTMENT
     OPPORTUNITIES AMONG THE ADVISORS' ACCOUNTS

     Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by the Advisor Fund's Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (collectively, the "Client/Advisor Accounts") that have investment objectives that are similar to those of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor.

     Allocation decisions by Advisors among accounts may be more or less advantageous to any one account or group of accounts. An Advisor may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/Advisor Accounts or for itself or an affiliate, but not for the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, or is appropriate for, or available to, such Advisor Fund, Portfolio Company or Managed Account but in different sizes, terms or timing than is appropriate for other Client/Advisor Accounts. Therefore, the amount, timing, structuring or terms of an investment by an Advisor Fund, Portfolio Company or Managed Account managed by an Advisor may differ from, and performance may be lower than, investments and performance of other Client/Advisor Accounts managed by the same Advisor.

OTHER POTENTIAL CONFLICTS RELATING TO THE ADVISORS' PORTFOLIO MANAGEMENT ACTIVITIES

     POTENTIAL  RESTRICTIONS  AND ISSUES  RELATING TO  INFORMATION  HELD BY
     ADVISORS

     From time to time, an Advisor may consult with personnel of the Advisor or unaffiliated firms, or may form investment policy committees comprised of such personnel. In connection with their activities with the Advisor, such persons may receive information regarding the proposed investment activities of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor which is not generally available to the public.

     An Advisor from time to time may have access to certain fundamental analysis and proprietary technical models developed by it and its affiliates. However, the Advisor may not be permitted to use such analysis and models on behalf of the Advisor Fund, Portfolio Company or Managed Account that it manages. Even if the Advisor is permitted to use such analysis and models, the Advisor will not be under any obligation to effect transactions on behalf of an Advisor Fund, Portfolio Company or Managed Account that it manages in accordance with such analysis and models. In addition, the Advisor may have no obligation to seek information or to make available to or share with the Advisor Fund, Portfolio Company or Managed Account any information, investment strategies, opportunities or ideas known to the Advisor's personnel or developed or used in connection with other Client/Advisor Accounts or activities.

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

     POTENTIAL CONFLICTS RELATING TO AN ADVISOR'S PROPRIETARY ACTIVITIES ON BEHALF OF OTHER ACCOUNTS MANAGED BY THE ADVISOR

     The results of the investment activities of an Advisor Fund, Portfolio Company or Managed Account may differ significantly from the results achieved by its Advisor for its proprietary accounts and from the results achieved by the Advisor for other Client/Advisor Accounts. An Advisor is expected to manage the applicable Advisor Fund, Portfolio Company or Managed Account and its other Client/Advisor Accounts in accordance with their respective investment objectives and guidelines. However, the Advisor may give advice, and take action, with respect to any current or future Client/Advisor Accounts that may compete or conflict with the advice the Advisor may give to an Advisor Fund, Portfolio Company or Managed Account, or may involve a different timing or nature of action than with respect to such Advisor Fund, Portfolio Company or Managed Account.

     Transactions undertaken by Advisors or Client/Advisor Accounts may adversely impact an Advisor Fund, Portfolio Company or Managed Account. An Advisor and its Client/Advisor Accounts may buy or sell positions while an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account. For example, an Advisor Fund may buy a security and its Advisor or such Advisor's Client/Advisor Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Advisor Fund holds. Conversely, the Advisor Fund may establish a short position in a security and the Advisor or its Client/Advisor Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Advisor Fund and such increase in price would be to the Advisor Fund's detriment.

     In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts managed by personnel of an Advisor, which could impact the timing and manner in which the portfolio decisions for the Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts are implemented. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account, market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

     Conflicts may also arise because portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account may benefit other Client/Advisor Accounts. For example, the sale of a long position or establishment of a short position by an Advisor Fund may impair the price of the same security sold short by (and therefore benefit) the Advisor or other Client/Advisor Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund may increase the price of the same security held by (and therefore benefit) the Advisor or other Client/Advisor Accounts.

     The directors, officers and employees of an Advisor may buy and sell securities or other investments for their own accounts (including through funds managed by the Advisor). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees of an Advisor that are the same, different from or made at different times than positions taken for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. An Advisor may establish policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the portfolio transactions of an Advisor Fund, Portfolio Company or Managed Account that it manages. However, there can be no assurance that such policies and procedures will avoid all conflicts of interest.

     Clients of an Advisor (including Client/Advisor Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Advisor's transactions or views which may affect such clients' transactions outside of accounts controlled by the personnel providing advice to an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, and such transactions may negatively impact the performance of such Advisor Fund, Portfolio Company or Managed Account.

     An Advisor's management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with the Advisor or in which the Advisor has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor's or its Client/Advisor Accounts' own investments in and its activities with respect to such companies.

     An Advisor and its clients may pursue or enforce rights with respect to an issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on such Advisor Fund, Portfolio Company or Managed Account. As a result, prices, availability, liquidity and terms of Advisor Fund, Portfolio Company or Managed Account investments may be negatively impacted by the activities of the Advisor or its clients, and transactions for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

     An Advisor may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to which the underlying securities, currencies or instruments may be those in which the Advisor Fund, Portfolio Company or Managed Account managed by it invests, or which may be otherwise based on the performance of such Advisor Fund,
Portfolio Company or Managed Account. The structure or other characteristics of the derivative instruments may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management, flexibility, and diversification strategies of the Advisor Fund and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. Similarly, an Advisor (including its personnel or Client/Advisor Accounts) may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including Investment Funds and indirectly the Company.

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

     To the extent permitted by applicable law, an Advisor Fund, Portfolio Company or Managed Account may invest all or some of its short term cash investments in money market funds advised or managed by its Advisor, and may invest in other products advised or managed by its Advisor. In connection with any such investment, the Advisor Fund, Portfolio Company or Managed Account will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Advisor Fund, Portfolio Company or Managed Account generally will not be reduced thereby (i.e., there could be "double fees" involved in making any such investment, which would not arise in connection with an investor's direct purchase of underlying investments). In such circumstances, as well as in all other circumstances in which the Advisor receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company will be required.

     An Advisor may act as broker, dealer, agent, lender or advisor or in other commercial capacities for an Advisor Fund, Portfolio Company or Managed Account. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by the Advisor will be in its view commercially reasonable, although the Advisor, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to such Advisor and its sales personnel.

     THE ADVISORS MAY IN-SOURCE OR OUTSOURCE

     Subject to applicable law, Advisors may from time to time and without notice to investors in-source or outsource certain processes or functions in connection with a variety of services that they provide to the Advisor Funds, Portfolio Companies or Managed Accounts managed by them in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to additional conflicts of interest.

POTENTIAL CONFLICTS IN CONNECTION WITH BROKERAGE TRANSACTIONS AND PROXY VOTING BY THE ADVISORS

     Purchases and sales of securities for an Advisor Fund, Portfolio Company or Managed Account may be bunched or aggregated with orders for other Client/Advisor Accounts of the Advisor that manages such Advisor Fund, Portfolio Company or Managed Account. An Advisor, however, is not required to bunch or aggregate orders if portfolio management decisions for different accounts are made separately, or if it determines that bunching or aggregating is not required or is inconsistent with client direction.

     Prevailing trading activity frequently may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold. When this occurs, the various prices may be averaged, and the Advisor Fund, Portfolio Company or Managed Account, as applicable, will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to the disadvantage of the Advisor Fund, Portfolio Company or Managed Account. In addition, under certain circumstances, an Advisor Fund, Portfolio Company or Managed
Account will not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.

     An Advisor may select brokers (including, without limitation, affiliates) that furnish the Advisor, an Advisor Fund, Portfolio Company or Managed Account managed by the Advisor, or another Client/Advisor Account, directly or through correspondent relationships, with research or other appropriate services which provide, in the Advisor's view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research or other services may include, to the extent permitted by law, research reports on companies, industries and securities; economic and financial data; financial publications; proxy analysis; trade industry seminars; computer data bases; quotation equipment and services; and research-oriented computer hardware, software and other services and products. Research or other services obtained in this manner may be used in servicing any or all of the Advisor Funds, Portfolio Companies or Managed Accounts and other Client/Advisor Accounts, including in connection with Client/Advisor Accounts other than those that pay commissions to the broker relating to the research or other service arrangements. Such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Fund, Portfolio Company or Managed Account based on the amount of brokerage commissions paid by the Advisor Fund, Portfolio Company or Managed Account and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client's commissions may not be used in managing that client's account. In addition, other Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to such other Client/Advisor Accounts.

     An Advisor may endeavor to execute trades through brokers who, pursuant to such arrangements, provide research or other services in order to ensure the continued receipt of research or other services the Advisor believes are useful in its investment decision-making process.

     An Advisor may from time to time choose not to engage in the above described "soft dollar arrangements" to varying degrees.

     The Advisors may adopt policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that they make on behalf of advisory clients, including the Advisor Funds, Portfolio Companies and/or Managed Accounts that they manage, and to help ensure that such decisions are made in accordance with the Advisors' fiduciary obligations to their clients. Nevertheless, notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of an Advisor may have the effect of favoring the interests of other clients or businesses of the Advisor and/or its affiliates, and of other divisions or units of Goldman Sachs and/or its affiliates provided that the Advisor believes such voting decisions to be in accordance with its fiduciary obligations.

POTENTIAL REGULATORY RESTRICTIONS ON ADVISOR ACTIVITY

     From time to time, the activities of an Advisor Fund, Portfolio Company or Managed Account may be restricted because of regulatory requirements applicable to an Advisor and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements. A client not advised by an Advisor would not be subject to some of those considerations. There may be periods when an Advisor may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice in certain securities or instruments issued by or related to companies for which the Advisor is performing investment banking, market making or other services or has proprietary positions. For example, when an Advisor is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be prohibited from or limited in purchasing or selling securities of that company. Similar situations could arise if personnel of an Advisor serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor wishes to purchase or sell. However, if permitted by applicable law, the Advisor Fund, Portfolio Company or Managed Account may purchase securities or instruments that are issued by such companies or are the subject of an underwriting, distribution, or advisory assignment by its Advisor, or in cases in which the Advisor's personnel are directors or officers of the issuer.

     The investment activities of an Advisor for its proprietary accounts and for other accounts may also limit the investment strategies and rights of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. For example, in regulated industries, in certain emerging or international markets, in corporate and regulatory ownership definitions, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause the Advisor to suffer disadvantages or business restrictions. If certain aggregate ownership thresholds are reached or certain transactions undertaken, the ability of the Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, to
purchase  or  dispose  of  investments,  or  exercise  rights or  undertake business transactions, may be restricted by regulation or otherwise impaired. As a result, an Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, may limit purchases, sell existing investments, or otherwise restrict or limit the exercise of rights (including voting rights) when the Advisor, in its sole discretion, deems it appropriate in light of potential regulatory restrictions on ownership or other impairments resulting from reaching investment thresholds.

SAFEGUARDS  IMPLEMENTED  BY THE  MANAGING  MEMBER TO ADDRESS  CONFLICTS  OF
INTEREST

     The Managing Member and its personnel will act in accordance with their fiduciary duties to the Company and investors, and conduct themselves in accordance with professional and ethical standards. Because of the nature of the Managing Member's business and the businesses of its affiliates, potential conflicts of interest may arise. To minimize the effect of potential conflicts of interest, the Managing Member and the Company have put in place policies and procedures and ethical standards which are described below. In addition, the Managing Member and the Company have disclosed potential conflicts in this Annual Report and in the Memorandum sent to investors in connection with their investment.

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

     In addition, employees of the Managing Member are subject to a code of business conduct and ethics that is applicable to The Goldman Sachs Group, Inc. and its subsidiaries. Moreover, the Managing Member has also adopted a Code of Ethics, which was filed as an exhibit to the Company's Form 10-K for December 31, 2004 that requires persons acting as chief executive and senior officers of the Company to promote honest and ethical conduct, including the ethical handling of conflicts of interests between personal and professional relationships.

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

                                 EMPLOYEES

     As of December 31, 2005, the Company had no employees, however, the Company is managed by the Managing Member which as of December 31, 2005, was supported by approximately 108 employees of the GS Group who allocate at least a portion of their time to the management of the Company and the Investment Funds.

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report contains certain "forward-looking statements" regarding the operation of the Company and the Company's investment objective, including, among other things:

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

     In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks set forth under ITEM 1A. "RISK FACTORS" below, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objective set forth in this Annual Report will be achieved. The Company cautions Members that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

     The Company or the Managing Member does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or the Company or on their behalf.

     References to market or composite indices, benchmarks or other measures of relative market performance (each, an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar (or dissimilar) to that index.

ITEM 1A.  RISK FACTORS

                               GENERAL RISKS

     The following are certain risk factors that relate to the operation and terms of the Company and the Investment Funds.

           RISKS RELATED TO THE COMPANY AND THE INVESTMENT FUNDS'
                         PERFORMANCE AND OPERATION

LACK OF OPERATING HISTORY OF THE COMPANY; PAST PERFORMANCE OF THE COMPANY IS NOT INDICATIVE OF FUTURE RESULTS

     Although the Managing Member also manages other investment funds that have historically had investment programs similar to that of the Company, the Company commenced its operations on April 1, 2002 and has a short independent operating history upon which Members can evaluate its likely performance. Similarly, many current and future Advisors have or will have had short operating histories. The past investment performance of the Company, any of the Investment Funds or Advisors should not be construed as an indication of the future results of such Advisors, the Investment Funds, or of the Company. The results of other accounts and investment funds previously formed and managed by the Managing Member currently or in the past, which have or have had investment objectives, strategies, risk profiles, or investments that are similar to or different from the Company or the Investment Funds, are not indicative of the results that the Company or the Investment Funds may achieve. The Investment Funds make investments in different portfolios of Advisors and securities and, accordingly, their results and, in turn, the results of the Company, may differ from the results previously obtained by the Managing Member and those funds and accounts. See "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Associated with the Company Investing in Other Entities--Past Performance of Affiliated Funds and of Advisors are not Necessarily Indicative of the Results that the Company and any Investment Fund May Achieve or of Future Results" below.

A SUBSTANTIAL PORTION OF AN INVESTMENT FUND'S ASSETS MAY BE INVESTED UTILIZING STRATEGIES THAT ARE NOT WITHIN ITS HEDGE FUND SECTOR; MOST ADVISORS DO NOT PROVIDE DETAILED POSITION INFORMATION REGARDING THEIR PORTFOLIOS

     Although the managing member of an Investment Fund intends to allocate assets to Advisors whose principal investment strategies are within one of the four specified hedge fund sectors described under ITEM 1. "BUSINESS--PERFORMANCE OF THE COMPANY--Description of the Investment Funds and the Performance of the investment Funds," a substantial portion of the Investment Fund's assets may be invested utilizing strategies within other investment sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications into similarly named sectors made by other industry participants. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund's specified hedge fund sector.

     The managing member of an Investment Fund seeks to select Advisors for the Investment Fund that exhibit certain operational, management and risk control standards in the daily investment of their portfolios. The managing member may request historical performance and position data in order to evaluate how Advisors behave in certain environments. However, some Advisors have no operating history and therefore such performance and position data may not be available. The managing member also may request that each Advisor provide guidelines about the size of its typical positions and the amount of leverage that it will use in managing assets. These risk and investment guidelines serve as a framework for the managing member to conduct its ongoing risk monitoring on behalf of each Investment Fund as it believes that there is value in regularly monitoring each Investment Fund's Advisors to better understand the Advisors' risk and sources of return. The managing member also conducts due diligence visits with the Advisors, which may include representatives of its Advisor selection, risk and quantitative analysis, compliance and operations areas. Accordingly, the managing member seeks Advisors who are willing to share information and market outlook and who agree to engage in a regular dialogue and provide portfolio composition and profit and loss information regularly, although the level of detail will vary by Advisor. However, many Advisors are unwilling to provide significant transparency, e.g., position detail, because such information is proprietary to such Advisors, particularly those Advisors operating in the event driven and relative value sectors, but also those in the equity long/short and tactical trading sectors and the Company may still choose to invest with such Advisors because of their historical returns and reputation. Moreover, due to changes in the investment programs of certain Advisors over time or the failure of the Advisors to accurately provide information or to provide such information in sufficient detail, it is possible that an Investment Fund's assets will be allocated to Advisors whose principal investment strategies are not within the Investment Fund's specified hedge fund sector for extended periods of time.

     As is customary with funds of hedge funds, most of the Advisors do not provide the managing member of the Investment Funds with detailed position reports because such information is proprietary to such Advisors. These Advisors would not likely permit the Investment Funds to invest with them if such an information requirement was a condition to investment. Also, Advisors may not comply with their stated investment strategies. Members of the Company assume the risk that the Advisors may not provide accurate and timely information about their strategies, performance and positions and that the information provided by the Advisors will subsequently be proven or discovered to be inaccurate and/or false. Reference in this Annual Report to information received by Advisors includes information received directly from the Advisors as well as information received from independent administrators or other third party providers on behalf of such Advisors.

THERE CAN BE NO ASSURANCE THAT THE MANAGING MEMBER'S DECISIONS REGARDING RISK ALLOCATIONS WILL BE SUCCESSFUL; INACCURATE INFORMATION PROVIDED BY THE ADVISORS MAY HAVE A MATERIAL ADVERSE EFFECT ON IMPLEMENTING THE COMPANY'S INVESTMENT OBJECTIVE

     The Managing Member will have the discretion to underweight or overweight allocations among hedge fund sectors from a risk perspective. As of July 1, 2004, the Managing Member implemented an adjustment to weightings among the Investment Funds. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. There is no assurance that the Managing Member's decisions regarding allocations of assets or weights will be successful. In addition, the Company will be limited in its ability to make changes to allocations due to the subscription and redemption provisions of the Investment Funds, including notice periods and limited subscription and redemption dates, the ability of the Investment Funds to suspend and postpone redemptions, and a one-year lockup on redemptions imposed by GRV. In addition, any such allocations will be made by the Company based on information previously provided by the Advisors. If such information is inaccurate or incomplete, it is possible that the Company's allocation to the hedge fund sectors from a risk perspective may not reflect the Managing Member's intended allocations. This could have a material adverse effect on the ability of the Managing Member to implement the Company's investment objective.

NON-DIVERSIFIED STATUS; THE MANAGING MEMBER MAY ALLOCATE TO ONE OR MORE ADVISORS A RELATIVELY LARGE PERCENTAGE OF AN INVESTMENT FUND'S ASSETS

     The Company is a "non-diversified" investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the "Investment Company Act") on the percentage of the Company's assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund's capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund's assets, although the managing member of the Investment Funds generally will not allocate more than 25% of the total assets of an Investment Fund to any single Advisor at the time of investment in such Advisor. Consequently, losses suffered by such Advisors of an Investment Fund could result in a proportionately higher reduction in such Investment Fund's capital than if such capital had been more proportionately allocated among a larger number of Advisors.

DEPENDENCE ON THE MANAGING MEMBER AND THE ADVISORS; THE MANAGING MEMBER GENERALLY HAS LIMITED ACCESS TO INFORMATION ON OR CONTROL OVER ADVISORS' PORTFOLIOS AND MEMBERS ASSUME THE RISK THAT ADVISORS MAY KNOWINGLY MISREPRESENT INFORMATION WHICH COULD HAVE A MATERIAL NEGATIVE IMPACT ON THE COMPANY

     Generally, the Managing Member invests assets of the Company in the Investment Funds, which in turn will invest their assets through the Advisors. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon the ability of the managing member of the Investment Funds and each Investment Fund's Advisors to develop and implement investment strategies that achieve their investment objectives. For example, an Advisor's inability to effectively hedge an investment strategy that it utilizes may cause the assets of an Investment Fund allocated to such Advisor to significantly decline in value and could result in substantial losses to such Investment Fund and, in turn, to the Company. The Investment Funds do not have any control over the Advisors. Moreover, subjective decisions made by the Managing Member or the managing member of an Investment Fund and/or by the Investment Fund's Advisors may cause the Company or the Investment Fund to incur losses or to miss profit opportunities on which they may otherwise have capitalized. Members of the Company will have no right or power to participate in the management or control of the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, and will not have an opportunity to evaluate in advance any specific investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, or the terms of any investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds.

     While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors' portfolios and operations. Most Advisors consider this information proprietary and would not provide this information even if requested. If the Investment Funds only invested in Advisors who provided complete access to their information, the Investment Funds would not be able to access many Advisors with which they might otherwise wish to invest since many Advisors with strong track records and/or limited capacity will not agree to provide this access. Limiting the Advisors that the Investment Funds would invest with would have a material adverse impact on the Investment Funds and, in turn, the Company and its Members. Accordingly, the Investment Funds invest with many Advisors who do not provide any or all such information, and Members who are not willing to assume this risk should not retain their investment in the Company. There is a risk that Advisors may knowingly, recklessly, negligently or otherwise withhold or misrepresent information regarding activities that could have a material negative impact on the performance of an Investment Fund and the Company. Members of the Company are assuming the risk that the Advisors will act in such a manner. These activities, therefore, could occur without the knowledge of the Managing Member, and could have a material negative impact on the Company's performance and financial statements, including, among other things, causing a restatement of prior financial statements. Any such misrepresentation or fraudulent or similar activities (the "Fraudulent Activities") by an Advisor would result in their position being inaccurately reflected in an Investment Fund's, and therefore the Company's, financial statements. Once an Investment Fund learns of any such Fraudulent Activities, it will likely be too late for such Investment Fund to withdraw its assets from such Advisor without incurring significant losses due to its investment with such Advisor. The proper performance of monitoring functions by the Managing Member of the Company or the managing member of the Investment Funds would generally not give the managing member the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, the managing member of the Investment Funds can offer no assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor's Fraudulent Activities.

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

THE COMPANY DOES NOT INTEND TO PARTICIPATE IN NEW ISSUES WHICH MAY LIMIT POTENTIAL GAINS

     The Company does not presently intend to participate in "new issues," as such term is defined under National Association of Securities Dealers, Inc. ("NASD") Rule 2790, as amended, supplemented and interpreted from time to time ("NASD Rule 2790"). NASD Rule 2790 limits the ability of NASD member firms to sell securities of new issues to certain classes of "restricted persons." Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating in new issues, the Company will not share in any such increases.

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

     Moreover, the Advisor Funds and Portfolio Companies in which the Investment Funds invest generally are not registered as investment companies, and the Investment Funds and the Company, in turn, are not provided the protections of the Investment Company Act. In addition, although the SEC has adopted new rules that will require most of the Advisors of the Investment Funds to register as investment advisers under the Investment Advisers Act, there is expected to be a significant period of time before such registrations are completed and certain of the Investment Funds' Advisors may not need to register. As an investor with Advisors that are not registered as investment advisers, the Investment Funds and the Company will not have the benefit of certain of the protections of the Investment Advisers Act.

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

     Furthermore, in accordance with U.S. Commodity Futures Trading Commission (the "CFTC") regulations, the Managing Member is registered as a commodity trading advisor (a "CTA") and a commodity pool operator (a "CPO") under the U.S. Commodity Exchange Act of 1974, as amended (the "Commodity Exchange Act") and all of the Advisors are either registered as CTAs or have indicated to the managing member of the Investment Funds, that they are exempt from such registration. Because the Units are being privately offered under both federal and state securities laws and Units may be purchased only by persons who are "qualified purchasers" under the Investment Company Act, "accredited investors" under the Securities Act and "qualified eligible persons" in accordance with Rule 4.13(a)(4) under the Commodity Exchange Act, the Memorandum has not been filed with or reviewed by the SEC, the CFTC, or any regulatory authority. The Managing Member reserves the right to withdraw any registrations relating to the Company in the future as permitted by applicable law.

     Although the Managing Member is registered with the CFTC under the Commodity Exchange Act as a CPO with respect to other pools that it operates, the Managing Member operates the Company as if it was exempt from such registration pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the Units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) Units may be purchased only by natural persons who are "qualified eligible persons" as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are "qualified eligible persons" as defined in Rule 4.7 under the Commodity Exchange Act. Therefore, the Managing Member is not required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company.

THE COMPANY FACES LEGAL, TAX AND REGULATORY RISKS THAT MAY ADVERSELY AFFECT THE COMPANY

     Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments held by such Investment Fund and, in turn, the value of the Company's assets and the ability of such Investment Fund to pursue its trading strategies. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company or an Investment Fund to pursue its investment objective or strategies.

 RISKS RELATED TO THE UNITS, LIQUIDITY OF UNITS AND THE OFFERING OF THE UNITS

UNITS WILL NOT BE LISTED AND WILL NOT BE MARKETABLE

     The Company does not intend to list its Units for trading on any national securities exchange. There is no secondary trading market for the Units, and none is expected to develop. The Units are, therefore, not readily marketable. Units will not be redeemable at the option of Members, other than, effective January 1, 2006, on each January 1, April 1, July 1 or October 1 (occurring on or after the first anniversary of the purchase of such Units by the Member) upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), and such Units will not be exchangeable for interests of any other funds. See "--The Company has Limited Liquidity and Limited Rights for Redemption" below.

THE COMPANY HAS LIMITED LIQUIDITY AND LIMITED RIGHTS FOR REDEMPTION

     The Company is a non-diversified management investment company with limited liquidity designed primarily for long-term investors and is not intended to be a trading vehicle. Members should not retain their investment in this Company if they need a liquid investment.

     An investment in the Company provides limited liquidity since the Units are not freely transferable. Generally a Member is only permitted to redeem Units upon written notice received by the Managing Member at least 91 days prior to the Valuation Date (as defined below) in respect of such redemption, as of the time immediately prior to the opening of business on each January 1, April 1, July 1 and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Additionally, effective January 1, 2006, the Managing Member may limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. The same or similar limitations will apply to the Company's investment in the Investment Funds or an Investment Fund's investment with certain Advisors.

     The Advisors of the Investment Funds may invest a portion of such Investment Fund's assets in securities and financial instruments that are not publicly traded. Such non-publicly traded securities and financial instruments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponements of the Company's normal redemption dates. Further, distributions of proceeds by an Investment Fund to the Company upon the Company's redemption from such Investment Fund may be limited, in such Investment Fund's managing member's sole discretion, because of restrictions imposed upon redemptions by the Advisor Funds or under the terms of investment management agreements in or pursuant to which such Investment Fund's assets are invested, or where, in the view of the managing member, the disposal of part or all of such Investment Fund's assets to meet withdrawal requests would be prejudicial to its members. Distributions of proceeds by the Company upon a Member's redemption may be limited, in the Managing Member's sole discretion, due to the above-described circumstances or where, in the view of the Managing Member, the disposal of part or all of the Company's assets to meet withdrawal requests would be prejudicial to the Members.

REDEMPTIONS OF UNITS ARE SUBJECT TO A SUBSTANTIAL WAITING PERIOD AND POTENTIALLY OUTDATED INFORMATION

     There will be a substantial period of time between the date as of which Members must submit a request for redemption and the date they can expect to receive full payment for their redemption proceeds from the Company. Members whose Units are accepted for redemption bear the risk that the Company's NAV may fluctuate significantly in the 91-day period between the date by which redemption requests must be submitted and the date as of which such Units are valued for purposes of such redemption. Members will have to decide whether to request that the Company redeem their Units without the benefit of having current information regarding the value of Units on a date proximate to the date on which Units are valued by the Company for purposes of effecting such redemptions. In addition, under certain exceptional circumstances, such as force majeure, the Managing Member may find it necessary (i) to postpone redemptions if it determines that the disposition of investments to fund redemptions would adversely affect NAV per Unit or (ii) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. Effective January 1, 2006, the Managing Member may also limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. An investment in the Company is suitable only for Members who can bear the risks associated with the limited liquidity of the Units and the underlying investments of the Company.

SUBSTANTIAL REDEMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY

     Substantial requests for the Company or an Investment Fund to redeem membership units of its members could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. The Company had redemptions in the amount of $128,546,636 in January 2005, $112,803,581 in July 2005 and $347,523,596 in January 2006. The Company funded the redemptions made in January 2005, July 2005 and January 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand and the Company also used its credit facility to fund January 2006 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made in January 2005, July 2005 and January 2006 to fund the redemptions made in the Company in January 2005, July 2005 and January 2006 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the redemptions payable in January 2006 had a material adverse effect on the value of the Units or the performance of the Company. See "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Investment Funds' and the Advisors' Investments May not be Diversified and there can be no Assurance that the Company's Allocation Models and Methodologies will Achieve the Company's Allocation Goals." Further, while the Company did not borrow under the credit facility to fund the redemptions in January 2005 and July 2005, it did borrow from its credit facility to fund redemptions in January 2006. The Company may elect to borrow under the credit facility, including without limitation, to fund redemptions, from time to time in the future. For a description of the credit facility, see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 6 to the financial statements.

REDEMPTION MAY BE IN CASH OR IN-KIND UNDER THE SOLE DISCRETION OF THE MANAGING MEMBER; MEMBERS MAY BEAR RISKS RELATED TO IN-KIND SECURITIES AND PAY FEES IN DISPOSING OF IN-KIND SECURITIES

     The Company generally expects to pay redemption proceeds in respect of redeemed Units in cash. However, there can be no assurance that the Company will have sufficient cash to pay for Units that are being redeemed or that it will be able to liquidate investments at favorable prices to pay for redeemed Units. The Company may in certain circumstances distribute securities as payment for redeemed Units, including if making a cash payment would result in a material adverse effect on the Company or the Members, or if the Company has received distributions from the Investment Funds in the form of securities that are transferable to the Members. For instance, an Investment Fund may distribute redemption proceeds to the Company if the Investment Fund receives distributions from its Advisors in the form of securities. It is possible that, upon the Company's withdrawal of all or a portion of its assets invested in an Investment Fund, the Company may receive securities that are illiquid or difficult to value. In such circumstances, the Managing Member would seek to dispose of these securities in a manner that is in the best interests of the Company, which may include a distribution in-kind to its Members. In the event that the Company makes such a distribution of securities as payment for Units, Members will bear any risks of the distributed securities and may be required to pay a brokerage commission or other costs in order to dispose of such securities.

SPECIAL CONSIDERATIONS ARE APPLICABLE TO THE UNITS; AFTER THE INITIAL OFFERING OF UNITS SUBSEQUENT PURCHASERS OF UNITS MAY SUFFER LOSSES BECAUSE OF PREVIOUSLY ESTABLISHED OPEN POSITIONS

     The Company may accept additional subscriptions for Units from time to time as determined by the Managing Member and in accordance with the LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for Units on the first day of each calendar quarter or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2005.

     Additional subscriptions will dilute the indirect interests of existing Members in the Company's investment portfolio prior to any such subscription, which could have a material adverse impact on the existing Members' interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Additional subscriptions for membership units as determined by the managing member of each Investment Fund and in accordance with its limited liability company agreement will dilute the indirect interests of the Investment Fund's existing members, including the Company, in the
Investment Fund's investment portfolio prior to any such subscription, which could have an adverse impact on the existing members' interest in the Investment Fund if such Investment Fund's future investments underperform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the "Loss Carryforward Value") will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carryforward Value to existing members of an Investment Fund, including the Fund, will be diluted by new subscriptions for Units of such Investment Fund's membership units because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

     In addition, unlike purchasers who purchased the initial Units offered by the Company, Units acquired following the initial offering of Units will represent indirect interests in operating funds that may have significant open positions. Since these Units will, indirectly through the Company's investments in each of the Investment Funds, share in each Investment Fund's open positions that may have been held for some period of time prior to the issuance of the additional Units, the application of the relevant Advisor's trading approach to such positions may have a qualitatively different effect on the performance of the additional Units than it does on the performance of previously issued Units. For example, a number of trading approaches may become more aggressive in terms of willingness to tolerate losses in a position and increase the size of a position after an open trade has generated a substantial profit because subsequent losses (up to a certain level) are perceived as being only a partial give-back of prior profits, not an actual loss. As purchasers of Units will not have received, indirectly through the Company's investments in the Investment Funds, the benefit of any profits on open positions prior to the date on which they purchase the Units, subsequent losses will constitute an absolute loss to such holders, not only a partial give-back of profits. In addition, certain trading approaches may follow profit-taking strategies whereby they will liquidate or partially liquidate a position after it has generated a predetermined amount of profit. Since the new Units will not, indirectly through the Company's investments in the Investment Funds, have had the benefit of any such profit prior to the date on which they were issued, Members holding such Units may find themselves, indirectly through the Company's investments in the Investment Funds, liquidated out of a position (which would have continued to generate substantial profits) due to an Advisor "taking profits," none of which had inured to their benefit. Some approaches apply similar analyses based on overall portfolio performance, not just the performance of particular positions, with generally analogous effects.

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

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk-adjusted returns. The Managing Member periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in the future in its sole discretion adjust the Company's assets or weights of the investment sector as it deems advisable. The Managing Member may at certain times be unable to adjust the Company's assets or weights among the Investment Funds as it determines is advisable in order to achieve the Company's objectives due to restrictions on redemptions and additional subscriptions imposed by the Investment Funds or Advisors. If imbalances in the allocations occur because the Company is unable to adjust on a timely basis, because the Company's allocation models and methodologies are not successful, or otherwise, losses occurring as a result could cause the Company to suffer significantly greater losses than would be the case if the Company's allocation goals had been achieved.

THE COMPANY'S FINANCIAL STATEMENTS ARE, AND IN THE FUTURE WILL ULTIMATELY BE, BASED ON ESTIMATES OF VALUATIONS PROVIDED BY THIRD PARTY ADVISORS WHICH MAY NOT BE ACCURATE OR MAY NEED TO BE ADJUSTED IN THE FUTURE

     Generally, the managing member of the Investment Funds does not, and will not, have any ability to assess the accuracy of the valuations or other financial information received from each Investment Fund's Advisors with respect to allocations not made through Managed Accounts or Advisor Funds. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Advisor Funds. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from each Investment Fund's Advisors will typically be based on estimated or unaudited reports only, and such values will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment
Fund's Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor's auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors' books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company could have a material impact on the NAV of Member's Units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See "--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company" above and "--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited;
Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets" below.

     If at any time the Managing Member determines, in its sole discretion, that an incorrect number of Units was issued to a Member because the NAV in effect on the date of issuance was incorrect, the Company will adjust such Member's Units by increasing or decreasing them (by means of issuances of additional Units or compulsory redemptions of Units, in each case without additional consideration), as appropriate, to such number of Units as would have been issued at the correct NAV. In addition, if at any time after a redemption of Units (including in connection with any withdrawal of a Member from the Company) the Managing Member determines, in its sole discretion, that the amount paid to such Member or former Member pursuant to such redemption was materially incorrect (including because the NAV at which the Member or former Member purchased such Units was incorrect), the Company will pay to such Member or former Member any additional amount that it determines such Member or former Member would have been entitled to receive had the redemption been effected at the correct NAV, or, in its sole discretion, seek payment from such Member or former Member of (and such Member or former Member shall be required to pay) the amount of any excess payment that the Managing Member determines such Member or former Member received (including, without limitation, by compulsorily redeeming without consideration a number of Units held by such Member having a NAV equal to the amount of such excess payment), in each case without interest. If such a determination is made after a Member has had all of its Units redeemed, or if the NAV of a Member's remaining Units is insufficient to cover the amount of any overpayment (including, without limitation, due to a decrease in the Company's NAV), the Company may be unable, or may elect not under the circumstances, to collect the amount of any such excess payment, and any corresponding restatement of and reduction in the NAV of the Company will generally be borne by the remaining Members of the Company. The Company will be subject to similar adjustment provisions as a member of the Investment Funds.

THE OTHER BUSINESS ACTIVITIES AND RELATIONSHIPS OF GOLDMAN SACHS AND THE COMPANY'S ADVISORS MAY CREATE CONFLICTS OF INTEREST

     Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial securities organization, and a major participant in global financial markets. As a result, Goldman Sachs is engaged in many businesses and has interests in the global fixed income, currency, commodity, equity and other markets in addition to those related to the Company, including as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. Such additional businesses and interests may give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under "POTENTIAL CONFLICTS OF INTEREST."

AFFILIATES OF GOLDMAN SACHS AND MEMBERS OF THE COMPANY MAY MARKET AND TRADE DERIVATIVES LINKED TO THE PERFORMANCE OF THE COMPANY, WHICH MAY ADVERSELY AFFECT THE NAV OF THE COMPANY

     Affiliates of Goldman Sachs and certain Members may market and sell, from time to time, directly or indirectly, derivative instruments the return on which tracks or is related to the economic performance of the Company. Sellers of such derivative instruments, including affiliates of Goldman Sachs, may seek to hedge the risk associated with their exposure thereunder by purchasing or redeeming Units from time to time, the NAV of which may represent a significant percentage of the Company's NAV at any given time. Such trading may adversely affect the NAV of the Company. In particular, significant purchases and/or redemptions of Units over a concentrated period of time may result in high transaction costs and other operating inefficiencies in connection with the direct or indirect investment of the Company's assets. Similar consequences could occur in the case of derivative instruments that track the performance of an Investment Fund.

     The Company will be managed in accordance with its investment program and objectives and wholly independent of considerations related to any such derivative instruments that are sold by any Member. Accordingly, the identity of, and the relative allocations of capital among, the Investment Funds and Advisors, as well as the manner of any reallocation of the Company's assets and other investment management decisions (including, without limitation, in connection with the dissolution of the Company), will not take into account, and may run counter to, the terms or objectives of any such derivative instruments.

                SPECIAL RISKS OF THE FUND OF FUNDS STRUCTURE

     The following are certain risks related to the fact that the Company allocates assets to Investment Funds and Advisors.

MEMBERS OF THE COMPANY ARE SUBJECT TO MULTIPLE LEVELS OF FEES AND EXPENSES BECAUSE OF THE COMPANY'S STRUCTURE AND THE FEE STRUCTURE OF THE COMPANY MAY CREATE INCENTIVES FOR ADVISORS TO MAKE RISKY INVESTMENTS

     Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based and performance-based fees at the Company or Investment Fund level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage transaction expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if he or she invested with the Advisors directly or in a fund that did not utilize a "fund of funds" structure. See "FEES AND EXPENSES."

     In addition to the Incentive Allocation payable to the Managing Member, the Investment Funds are subject to performance-based fees or allocations from each Advisor to which they allocate assets, irrespective of the performance of other Advisors, the Investment Funds and the Company generally. Accordingly, an Advisor with positive performance may receive performance-based compensation from an Investment Fund, and thus indirectly from the Members, even if such Investment Fund's or the Company's overall performance is negative.

     Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from 15% to 25% of the net capital appreciation in each individual Advisor's investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The performance-based compensation received by the Managing Member, the managing member of the Investment Funds and an Advisor also may create an incentive for such managing member or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Because the performance-based compensation may in certain circumstances be based on calculations of realized and unrealized gains as determined by the person entitled to receive such compensation, certain inherent conflicts of interests and consequent risks can arise.

THE COMPANY COULD INDIRECTLY INCUR DUPLICATIVE TRANSACTION COSTS WITHOUT ACCOMPLISHING A NET INVESTMENT RESULT

     Investment decisions of the Advisors are generally made independently of each other. As a result, at any particular time, one Advisor may be purchasing securities of an issuer whose securities are being sold by another Advisor. Consequently, the Company and the Investment Funds could indirectly incur transaction costs without accomplishing any net investment result.

COMPENSATION ARRANGEMENTS WITH THE MANAGING MEMBER AND THE ADVISORS OF THE INVESTMENT FUNDS MAY CREATE INCENTIVES FOR THE MANAGING MEMBER, THE INVESTMENT FUNDS OR THE ADVISORS TO MAKE RISKIER INVESTMENTS OR TO INFLATE RETURNS

     The Managing Member of the Company and the Investment Funds receives an incentive allocation based upon the net capital appreciation allocated to their members. In addition, the Advisors of the Investment Funds may receive compensation based on the performance of their investments, a pro rata share of which will be borne by the Company as a member of each Investment Fund. Accordingly, there often may be times when a particular Advisor of an Investment Fund may receive incentive compensation in respect of its portfolio for a period even though such Investment Fund's or the Company's overall portfolio depreciated during such period. Incentive compensation arrangements may also create an incentive for the managing member of the Company and the Investment Funds or the Advisors to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. Such incentives could also cause the Advisors to artificially or fraudulently inflate the actual performance of their portfolio or the valuation of specific positions. In addition, because both the Managing Member's Incentive Allocation and the performance-based compensation of the managing member of the Investment Funds and the Advisors are calculated on a basis which includes unrealized appreciation of the Company's or an Investment Fund's assets or a portion thereof, as the case may be, they may be greater than if such compensation were based solely on realized gains and losses.

TRANSACTIONS BETWEEN AND AMONG FUNDS MAY BE UNDERVALUED AND NEGATIVELY AFFECT THE COMPANY'S PERFORMANCE

     The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds' assets away from one or more Advisor Funds in order to achieve the Investment Funds' investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds' direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests. The transfer price may not take into account any value associated with the transfer of the Investment Funds' investment holding period, if any, in a Advisor Fund, or the prior high NAV associated with the transferred interests.

     The Investment Funds may allocate assets, directly or indirectly, to Advisor Funds that invest in assets that are difficult to value. If the Investment Funds transfer interests in such Advisor Funds, such interests generally will be valued in accordance with the terms of the Advisor Fund's governing agreement, as such valuations are reported to the Investment Funds. However, given the nature of such investments, such valuations may not represent the actual amount that would be realized by the Advisor Fund upon a disposition of such investments. If such difficult-to-value assets are undervalued by the Advisor Fund, any transfer of interests in such Advisor Fund may adversely affect the Investment Funds' and the Company's performance.

       RISKS ASSOCIATED WITH THE COMPANY INVESTING IN OTHER ENTITIES

PAST PERFORMANCE OF AFFILIATED FUNDS AND OF ADVISORS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT THE COMPANY AND ANY INVESTMENT FUND MAY ACHIEVE OR OF FUTURE RESULTS

     The results of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1. "PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds." Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.

A MEMBER'S INVESTMENT IN THE COMPANY WILL BE AFFECTED BY THE INVESTMENT POLICIES AND DECISIONS OF ADVISORS WHICH ARE OUTSIDE THE COMPANY'S CONTROL

     Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member's investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund's assets that are invested with each Advisor. The NAV of the assets allocated to Advisors, and as a result, the NAV of the Investment Funds and, in turn, the Company, will fluctuate in response to, among other things, investment decisions made by the Advisor, various market and economic factors related to the markets in which the Advisors invest and the financial condition and prospects of issuers in which the Advisors invest. These risks will be outside the control of the Company. Certain risks related to the investment strategies and techniques utilized by the Investment Funds and the Advisors are described under "--INVESTMENT RELATED RISKS" below.

LIMITATIONS ON ABILITY TO INVEST IN ADVISORS MAY RESULT IN ASSETS NOT BEING USED TO PURSUE INVESTMENT OBJECTIVES

     In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portion of their assets that are not allocated to Advisors in cash equivalents, short-term securities or money market securities pending investment in Advisors. During the time that the Investment Fund's assets are not allocated to Advisors, that portion of the Investment Fund's assets will not be used to pursue the Investment Funds' and, in turn, the Company's investment objectives.

VALUATION OF THE INVESTMENT FUNDS' INVESTMENTS WILL BE BASED UPON VALUATIONS PROVIDED BY THE ADVISORS WHICH ARE GENERALLY NOT AUDITED;
UNCERTAINTIES IN VALUATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S NET ASSETS

     The valuation of an Investment Fund's investments is ordinarily determined based upon monthly valuations provided by the Advisors which are only audited annually. Many of the securities in which Advisors invest may not have a readily ascertainable market price and will be valued by the Advisors without an independent third party valuation. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor's compensation. Valuations of the securities are very subjective and could prove in hindsight to have been wrong, and at times by significant amounts. Furthermore, the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Investment Funds' investments, as the value of the Investment Funds' investments will affect such managing member's compensation. Although prior to investing in any Advisor, the managing member of the Investment Funds generally will seek to conduct a due diligence review of the valuation methodology utilized by such Advisor, no assurances can be given that the managing member of the Investment Funds will be given access to necessary aspects of the Advisors' systems, that such due diligence review will ascertain whether accurate valuations will be provided by such Advisors to the Investment Funds, that the Advisors will comply with their own internal policies or procedures for keeping records or making valuations, or that the Advisors policies and procedures and systems will not change without notice to the Investment Funds. Moreover, the managing member of the Investment Funds will generally not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by Advisor Funds in which an Investment Fund invests. See "--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company" above. The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor's valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager for the Investment Fund. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor's information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund's interests in the Advisor Fund independently of the Advisor's valuations based on information available to, and factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company's net assets if the managing member of the Investment Funds or the Advisor's judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See "--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future" above.

INVESTMENT  FUND  ALLOCATIONS TO ADVISOR FUNDS ARE DIFFICULT TO MONITOR AND
CONTROL

     Each Investment Fund may invest all or a substantial portion of its assets in Advisor Funds, rather than in all cases allocating assets via Portfolio Companies or directly to Advisors pursuant to Managed Accounts. It is expected that the managing member of the Investment Funds generally will have less ability to monitor investments in the Advisor Funds, to obtain full and current information and to exercise control rights over such investments than with respect to allocations of assets to Portfolio Companies or Managed Accounts. This could have a material adverse effect on the performance of such investments and, therefore, on the performance of the Investment Funds and the Company.

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

ADVISOR REDEMPTION HOLDBACKS AND OTHER ADVISOR FUND LIQUIDITY RESTRICTIONS MAY ADVERSELY AFFECT REMAINING MEMBERS

     From time to time, the Managing Member may be unable to liquidate the Company's assets as it otherwise deems advisable in order to pay redemption requests for the Company due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisor Funds or Advisors. As a result, the Managing Member may be required to redeem interests from more liquid Advisor Funds in order to meet redemption requests, which could have an adverse effect on the Company's portfolio mix and liquidity for remaining Members.

     The Company will endeavor to pay redemption proceeds to a redeeming Member within 45 days following the applicable Redemption Date. For various reasons, however, including the suspension or delay in payment of redemption proceeds by Advisor Funds and the holdback of a portion of the redemption proceeds otherwise payable to the Company until after the applicable Advisor Fund's financial records have been audited, the Company may not receive redemption proceeds otherwise expected by it prior to the Fund's payout of proceeds to redeeming Members. Therefore, at the time the Company pays redemption proceeds to a redeeming Member, the Company may hold receivables that may not be paid to the Company for a significant period of time, may not accrue any interest, and ultimately may not be paid to the Company (as a result of post-audit adjustments or for other reasons). During the time that the Company's assets include such receivables, that portion of the Company's assets cannot be used to pursue the Company's investment objective. In addition, in cases in which Advisor Funds limit or reduce the Company's redemption request, the Company may continue to have investment exposure to Advisor Funds or Advisors that it would otherwise have redeemed. This could have an adverse effect on the performance of the Company.

     The NAV used by the Company to determine the Redemption Price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Advisor Fund. If an Advisor Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any over-payment made to a redeeming Member. See "--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future." Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

MANAGED ACCOUNT ALLOCATIONS EXPOSE THE INVESTMENT FUNDS TO LIABILITY EXCEEDING ALLOCATIONS

     The Investment Funds may place assets with a number of Advisors by opening managed accounts (either directly or via Portfolio Companies). It is possible, given the leverage at which certain of the Advisors of an Investment Fund will trade, that allocations of an Investment Fund to an Advisor through a managed account could result in losses that exceed the amount the Investment Fund had allocated to such Advisor to invest. Therefore, managed accounts expose the Investment Funds to theoretically unlimited liability. This risk is also applicable to allocations made by the Investment Funds to Portfolio Companies because of the possibility that the limited liability provided by Portfolio Companies could be successfully challenged based on various legal theories which could be proffered.

AN  INVESTMENT  FUND  MAY  NOT BE ABLE TO  VOTE  OR MAY  LIMIT  ITS  VOTING
ABILITIES

     The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund's voting interest in certain Advisor Funds, including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain Investment Company Act prohibitions with respect to affiliated transactions. To the extent the Investment Fund holds non-voting securities, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interestholders of the Advisor Fund, including matters adverse to the interests of the Investment Fund and its members, including the Company.

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

ADVISORS  INVEST   INDEPENDENTLY  AND  MAY  HOLD  ECONOMICALLY   OFFSETTING
POSITIONS

     The Advisors of the Investment Funds generally invest wholly independently of one another and may at times hold economically offsetting positions. To the extent that the Advisors do, in fact, hold such positions, an Investment Fund and, in turn, the Company, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there may often be times when a particular Advisor may receive performance or incentive compensation in respect of its portfolio for a period even though such Investment Fund's or the Company's NAV may not have increased, or may even have decreased, during such period. Furthermore, it is not unlikely that from time to time various Advisors of an Investment Fund may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.

ADVISORS MAY HAVE LIMITED CAPACITY TO MANAGE ADDITIONAL INVESTMENT FUND INVESTMENTS, WHICH COULD CAUSE DILUTION OR CONCENTRATION OF THE COMPANY'S INVESTMENTS OR NEGATIVELY AFFECT ALLOCATION OF INVESTMENTS

     Certain Advisor's trading approaches presently can accommodate only a certain amount of capital. Each Advisor will normally endeavor not to undertake to manage more capital than such Advisor's approach can accommodate without risking a potential deterioration in returns. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds' assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund and interests of Advisor Funds in which such Investment Fund invests would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. "PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds."

     In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor's capital capacity. See ITEM 1. "PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds." Advisors may in their discretion also limit the capacity available to the Fund or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds' investments in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds' portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds' portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds' portfolio were less concentrated and the economic returns of the Investment Funds and the Fund may thereby be materially adversely affected.

     In determining how to allocate investment opportunities among the Investment Funds and any other investment funds or accounts, the managing member will take into account the investment objectives of each such investment fund or account, the capital capacity of the Advisors, and such other considerations as deemed relevant in its sole discretion. Certain Advisors to which the Investment Funds have previously allocated assets may be closed to new investments or may otherwise limit subscriptions (a "Closed Advisor"). The managing member of the Investment Funds may determine, for various reasons, including without limitation, strategic fit and other portfolio construction considerations, that a Closed Advisor is more appropriately included as part of the portfolio of another of its investment funds or accounts rather than the Investment Funds. In such event, the managing member of the Investment Funds may cause the Investment Funds to transfer interests in such Closed Advisor to another investment fund or account managed by the managing member of the Investment Funds, notwithstanding that such Closed Advisor may continue to be an appropriate investment for the Investment Funds. Any such transfer may give rise to potential conflicts of interest.

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

INDEMNIFICATION OF ADVISORS MAY CREATE COSTS FOR THE COMPANY AND THE INVESTMENT FUNDS

     The Company and the Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of units by the Investment Funds and (ii) services provided by the Advisors directly or indirectly on behalf of the Company. In addition, Advisor Funds and Portfolio Companies in which the Company and the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Fund may adversely affect the Fund's performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, the Company and the Investment Funds are under no direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.

ALLOCATION OF THE COMPANY'S ASSETS MAY NOT PROTECT THE COMPANY FROM EXPOSURE TO ECONOMIC DOWNTURNS IN ANY INVESTMENT FUND OR HEDGE FUND SECTOR

     The Managing Member generally will seek to allocate the Company's assets in an attempt to mitigate the Company's exposure to downturns experienced by any one Investment Fund or hedge fund sector. The identity of, and relative investments of capital among, the hedge fund sectors will be determined by the Managing Member, in its sole discretion, based on a number of factors deemed relevant to the Managing Member, which may include the amount of the Company's assets under management, the availability of attractive opportunities, and other portfolio construction considerations. There is no assurance that the Managing Member's allocation decisions will be successful. In addition, the Managing Member's ability to make ongoing changes to the allocation of the Company's assets will be limited due to the redemption provisions of the Investment Funds in which the Company's assets are invested, including limited redemption dates, notice periods, minimum holding periods, minimum holding amounts, and/or the possibility of postponement or suspension of redemptions. Any such limitation may be significant. These factors could have an adverse effect on the ability of the Company to successfully and efficiently achieve its investment objective or a market position appropriately reflecting its asset base.

                          INVESTMENT RELATED RISKS

     Following is a discussion of certain of the investments that are expected to be made by the Advisors of the Investment Funds and certain of the principal risks associated with such investments. It is possible that an Advisor will make an investment that is not described below, and any such investment will be subject to its own particular risks.

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

     PAST RESULTS OF THE COMPANY, THE INVESTMENT FUNDS, AND THE ADVISORS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. NO ASSURANCE CAN BE MADE THAT PROFITS WILL BE ACHIEVED OR THAT SUBSTANTIAL LOSSES WILL NOT BE INCURRED.

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

THE USE OF LEVERAGE MAY SUBSTANTIALLY INCREASE THE ADVERSE IMPACT TO WHICH THE INVESTMENT FUNDS' INVESTMENT PORTFOLIOS MAY BE SUBJECT

     As described under ITEM 1. "PERFORMANCE OF THE COMPANY--Hedging, Leverage and Other Strategies," it is expected that the Advisors will incur leverage in their investment programs. Such leverage may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments, including among others forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged. The utilization of leverage will increase the volatility of the Company's investments. The managing member of the Investment Funds may seek to adjust the degree of leverage with which each Investment Fund as a whole invests by taking the Advisors' anticipated leverage use into account when allocating and reallocating the Investment Fund's assets among the Advisors. However, the managing member of the Investment Funds generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. In the discretion of its managing member, an Investment Fund may make an investment in an Advisor Fund through a swap, option or otherwise in a manner structured to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund. In addition, the Advisors may buy and sell securities on margin and otherwise utilize leverage, further increasing the volatility of the Fund's investments. The use of leverage by the Investment Funds, Portfolio Companies, Advisors or Advisor Funds can substantially increase the adverse impact to which the Investment Funds' investment portfolios may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The level of interest rates generally, and the rates at which the Investment Funds, Portfolio Companies, Advisors and Advisor Funds may borrow in particular, can affect the operating results of the Investment Funds. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, relatively small price movement in a futures contract may result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended "margin" loans in respect of such Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

     The rights of any lenders to the Company, an Investment Fund, Portfolio Companies or Advisor Funds to receive payments of interest or repayments of principal will be senior to those of the Members or the investors in such entities, and the terms of any borrowings may contain provisions that limit certain activities of such entities or the Advisors, including the ability to make distributions.

CONVERGENCE RISK MAY RESULT IN SIGNIFICANT LOSSES OF THE INVESTMENT FUNDS AND THE COMPANY

     Certain Advisors will take long positions in securities believed to be undervalued and short positions in securities believed to be overvalued. In the event that the perceived mispricings underlying one or more Advisors' trading positions were to fail to converge toward, or were to diverge further from, relationships expected by such Advisors, the Investment Funds and the Company may incur significant losses.

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

     Under currently applicable regulations, each of the Investment Funds that allocates its assets to Advisors who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund, could be required to comply with position limits as if it were a single trader, absent obtaining exemptive relief therefrom. Many of the major U.S. exchanges have eliminated speculative position limits and have substituted position accountability rules that would permit Advisors of an Investment Fund to trade without restriction as long as the Advisor can demonstrate the positions acquired were not acquired for the purpose of manipulating the market. To the extent a single speculative position limit is not applicable to the Advisors' trading in any or all futures, the different Advisors of an Investment Fund are able to acquire larger positions on behalf of such Investment Fund. Absent such exemptive relief or exchange rule changes, the position limits, especially in certain markets, may be quite restrictive. There can be no assurance that exemptive relief will continue to be available. The modification of trading strategies or liquidation of positions by the Advisors, if required to comply with position limits, could adversely affect the operations and profitability of the Investment Funds and therefore the Company.

     The Commodity Exchange Act provides that trading done by persons directly or indirectly under the same control or trading as one pursuant to an expressed or implied agreement or understanding will be aggregated for determining compliance with applicable position limits. There is a possibility that the positions held by some or all Advisors of an Investment Fund and their respective principals who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund, would be aggregated under one of the foregoing principles or applicable exchange regulations with those held by certain other Advisors of such Investment Fund. If a commodity exchange or any other regulatory body were to aggregate the positions held by certain Advisors of an Investment Fund, it may have a material adverse effect on the ability of each of the affected Advisors to trade in such markets.

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

     Advisors and Advisor Funds may or may not employ hedging techniques. These techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, "Hedging Instruments"). Hedging techniques involve risks different than those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund's positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Advisors to hedge successfully will depend on the particular Advisor's ability to predict pertinent market movements, which cannot be assured. Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Advisor or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.

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

     Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and "cash" trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by an Advisor due to unusually high trading volume, political intervention or other factors. Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than if such arrangements were made with numerous counterparties. Significant risks and uncertainties exists in dealing with counterparties in forward contracts. The imposition of controls by governmental authorities might also limit such forward (and futures) trading to less than that which the Advisors would otherwise recommend, to the possible detriment of the Advisor and therefore the applicable Investment Fund and the Company. Market illiquidity or disruption could result in major losses to an Investment Fund and the Company. In addition, managed accounts or Advisor Funds in which an Investment Fund has an interest may be exposed to credit risks with regard to counterparties with whom the Advisors trade as well as risks relating to settlement default. Such risks could result in substantial losses to the Investment Funds and the Company.

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

     Swap agreements will tend to shift investment exposure from one type of investment to another. For example, if an Advisor agrees to exchange payments in U.S. Dollars for payments in foreign currency, the swap agreement would tend to decrease the Company's exposure to U.S. interest rates and increase its exposure to foreign currency and interest rates. Depending on how they are used, swap agreements may increase or decrease the overall volatility of an Investment Fund's portfolio.

     Most swap agreements entered into by an Advisor or Advisor Fund would require the calculation of the obligations of the parties to the agreements on a "net basis." Consequently, an Advisor or Advisor Fund's current obligations (or rights) under a swap agreement generally will be equal only to the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement (the "net amount"). The risk of loss with respect to swaps is limited to the net amount of interest payments that an Advisor or Advisor Fund is contractually obligated to make. If the other party to a swap defaults, an Investment Fund's risk of loss consists of the net amount of payments that the Advisor or Advisor Fund contractually is entitled to receive. If a swap agreement calls for payments by an Investment Fund, an Advisor Fund or Portfolio Company, such entity must be prepared to make such payments when due. In addition, if the counterparty's creditworthiness declined, the value of a swap agreement would be likely to decline, potentially resulting in losses to the Investment Fund and the Company.

THE PRICES OF AN INVESTMENT FUND'S INVESTMENTS CAN BE HIGHLY VOLATILE AND INFLUENCED BY EXTERNAL FACTORS OUTSIDE THE CONTROL OF SUCH INVESTMENT FUND

     The prices of an Investment Fund's investments, and therefore the NAVs of the Investment Fund and the Company, can be highly volatile. Price movements of forward contracts, futures contracts and other derivative contracts in which an Advisor may invest are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies, financial instruments and interest rate-related futures and options. Such intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. Moreover, since internationally there may be less government supervision and regulation of worldwide stock exchanges and clearinghouses than in the United States, Advisors also are subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

FAILURE OF THE INVESTMENT FUNDS' COUNTERPARTIES, BROKERS, AND EXCHANGES EXPOSES INVESTMENT FUNDS TO CREDIT RISKS IN VARIOUS FORMS

     The Investment Funds will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. More than one of the Investment Funds at any time may be subject to the credit risk of the same counterparty or broker-dealer. An Investment Fund may be subject to risk of loss of its assets placed on deposit with a broker by an Advisor in the event of the broker's bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house. Although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of its funds on deposit with such broker in the event of such broker's bankruptcy or insolvency. An Investment Fund may be subject to risk of loss of its funds on deposit with foreign brokers because foreign regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions either with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer's books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer's account, an Investment Fund may be subject to a risk of loss of its funds placed on deposit with such broker or dealer, even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Advisor might recover, even in respect of property specifically traceable to the Advisor, only a pro rata share of all property available for distribution to all of such broker's or dealer's customers, which could result in significant losses to the Investment Fund.

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

     In addition, the Advisors may engage in direct or indirect trading of securities, currencies, forward contracts, options, swaps and repurchase agreements on a principal basis. As such, the Advisors as transferee or counterparty could experience both delays in liquidating the underlying security, future or other investment and losses, including: (a) the risk of the inability or refusal to perform with respect to such transactions on the part of the principals with which the Advisor trades; (b) possible decline in the value of any collateral during the period in which the Advisor seeks to enforce its rights with respect to such collateral; (c) possible subnormal levels of income and lack of access to income during such period; (d) expenses of enforcing its rights; and (e) legal uncertainty concerning the enforceability of certain rights under swap agreements and possible lack of priority against collateral posted under the swap agreements. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Advisor and, in turn, the Investment Fund and the Company, to substantial losses. The Advisor will not be excused from performance on any such transactions due to the default of third parties in respect of other trades which in the Advisor's trading strategies were to have substantially offset such contracts.

                 RISKS RELATED TO INTERNATIONAL INVESTMENTS

TRADING  ON  FOREIGN   EXCHANGES  MAY  INVOLVE  HIGHER  RISK  OF  FINANCIAL
IRREGULARITIES AND/OR LACK OF APPROPRIATE RISK MONITORING AND CONTROLS

     Advisors may trade, directly or indirectly, futures and securities on exchanges located outside the United States. Some foreign exchanges, in contrast to domestic exchanges, are "principals' markets" in which performance is solely the individual member's responsibility with whom the trader has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on foreign exchanges, the Advisors will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of foreign exchanges, clearinghouses and clearing firms than in the United States, there is a risk of the exchanges on which positions trade to fail or of their clearinghouses or clearing firms to fail and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

NON-U.S. INVESTMENTS INVOLVE SPECIAL RISKS NOT USUALLY ASSOCIATED WITH INVESTMENTS IN U.S. SECURITIES

     The Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the possibility of the imposition of withholding or other taxes on dividends, interest, capital gain or other income; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict an Investment Fund's and its Advisors' investment opportunities. In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many foreign countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors' investments in those countries. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor's investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor's returns.

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

     Investment in sovereign debt obligations of non-U.S. governments involve additional risks not present in debt obligations of corporate issuers and the U.S. government. The issuer of the debt or the governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or pay interest when due in accordance with the terms of such debt, and an Advisor may have limited recourse to compel payment in the event of a default. A sovereign debtor's willingness or ability to repay principal and to pay interest in a timely manner may be affected by, among other factors, its cash flow situation, the extent of its foreign currency reserves, the availability of sufficient foreign exchange on the date a payment is due, the relative size of the debt service burden to the economy as a whole, the sovereign debtor's policy toward international lenders, and the political constraints to which the sovereign debtor may be subject. Periods of economic uncertainty may result in the volatility of market prices of sovereign debt to a greater extent than the volatility inherent in debt obligations of other types of issues.

INVESTMENT IN EMERGING MARKETS INVOLVES SIGNIFICANT RISKS, INCLUDING INFLATION AND CURRENCY DEVALUATIONS

     The Advisors may invest in securities of companies based in emerging markets or issued by the governments of such countries. Securities traded in certain emerging markets may be subject to risks due to the inexperience of financial intermediaries, the lack of modern technology, the lack of a sufficient capital base to expand business operations, and the possibility of temporary or permanent termination of trading. Political and economic structures in many emerging markets may be undergoing significant evolution and rapid development, and emerging markets may lack the social, political and economic stability characteristics of more developed countries. As a result, the risks relating to investments in foreign securities described above, including the possibility of nationalization or expropriation, may be heightened. In addition, certain countries may restrict or prohibit investment opportunities in issuers or industries deemed important to national interests. Such restrictions may affect the market price, liquidity and rights of securities that may be purchased by Advisors. Settlement mechanisms in emerging securities markets may be less efficient and less reliable than in more developed markets, and placing securities with a custodian or broker-dealer in an emerging country may also present considerable risks. The small size of securities markets in such countries and the low volume of trading may result in a lack of liquidity and in substantially greater price volatility. Many emerging market countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates and corresponding currency devaluations and fluctuations in the rate of exchange between currencies and costs associated with currency conversion have had and may continue to have negative effects on the economies and securities markets of certain emerging market countries. In addition, accounting and financial reporting standards that prevail in certain of such countries are not equivalent to standards in more developed countries and, consequently, less information is available to investors in companies located in such countries.

FOREIGN CURRENCY TRANSACTIONS AND EXCHANGE RATE RISK CREATE ADDITIONAL RISKS FOR ADVISORS INVESTING IN CERTAIN FINANCIAL INSTRUMENTS

     Advisors may invest in equity and equity-related securities denominated in non-U.S. currencies and in other financial instruments, the price of which is determined with reference to such currencies. Advisors may engage in foreign currency transactions for a variety of purposes, including to "lock in" the U.S. dollar price of the security, between the trade and the settlement dates, the value of a security an Advisor has agreed to buy or sell, or to hedge the U.S. Dollar value of securities the Advisor already owns. The Advisors may also engage in foreign currency transactions for non-hedging purposes to generate returns. The Investment
Funds will, however, value their investments and other assets in U.S. Dollars. To the extent unhedged, the value of each Investment Fund's net assets will fluctuate with U.S. Dollar exchange rates as well as with price changes of an Advisor's investments in the various local markets and currencies. Forward currency contracts and options may be utilized by Advisors to hedge against currency fluctuations, but the Advisors are not required to utilize such techniques, and there can be no assurance that such hedging transactions will be available or, even if undertaken, effective.

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

EQUITY SECURITIES AND EQUITY-RELATED INSTRUMENTS MAY BE SUBJECT TO VARIOUS TYPES OF RISK, INCLUDING MARKET RISK, LIQUIDITY RISK, COUNTERPARTY CREDIT RISK, LEGAL RISK AND OPERATIONS RISK

     Some Advisors may invest long and short in equities and equity-related instruments in their investment programs. Stocks, options and other equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk. In addition, equity-related instruments can involve significant economic leverage and may, in some cases, involve significant risks of loss. "Equity securities" may include common stocks, preferred stocks, interests in real estate investment trusts, convertible debt obligations, convertible preferred stocks, equity interests in trusts, partnerships, joint ventures or limited liability companies and similar enterprises, warrants and stock purchase rights. In general, stock values fluctuate in response to the activities of individual companies and in response to general market and economic conditions. Accordingly, the value of the stocks and other securities and instruments that the Investment Funds hold directly or indirectly may decline over short or extended periods. The stock markets tend to be cyclical, with periods when stock prices generally rise and periods when prices generally decline. The volatility of equity securities means that the value of an investment in each of the Investment Funds and, in turn, the Company may increase or decrease.

FIXED INCOME SECURITIES ARE SUBJECT TO CREDIT RISK AND PRICE VOLATILITY

     Advisors may invest in fixed income securities. Investment in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity.

     "Fixed income securities" are obligations of the issuer to make payments of principal and/or interest on future dates, and include, among other securities: bonds, notes, and debentures issued by corporations; debt securities issued or guaranteed by the U.S. government or one of its agencies or instrumentalities or by a foreign government; municipal securities; and mortgage-backed and asset-backed securities. These securities may pay fixed, variable, or floating rates of interest, and may include zero coupon obligations. Fixed income securities are subject to the risk of the issuer's or a guarantor's inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity (i.e., market risk). In addition, mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. The same would be true of asset-backed securities, such as securities backed by car loans.

HIGH YIELD DEBT INVESTMENTS ARE SUBJECT TO SIGNIFICANT RISKS OF DEFAULT, ILLIQUIDITY AND VOLATILITY

     High yield bonds (commonly known as "junk bonds") and other debt securities in which Advisors may invest on behalf of certain of the Investment Funds will typically be junior to the obligations of companies to senior creditors, trade creditors and employees. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the issuer or in general economic, financial, competitive, regulatory or other conditions may materially impair the ability of the issuer to make payments of principal and interest. High yield debt securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company's affairs, especially during periods of financial distress or following an insolvency, will be substantially less than that of senior creditors.

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

CALL OPTIONS INVOLVES SIGNIFICANT RISKS FOR BUYERS AND SELLERS

     Advisors may participate in, and there are risks associated with, the purchase and sale of call options. The seller (writer) of a call option which is covered (e.g., the writer holds the underlying security) assumes the risk of a decline in the market price of the underlying security below the purchase price of the underlying security less the premium received, and gives up the opportunity for gain on the underlying security above the exercise price of the option. The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security above the exercise price of the option.

     The buyer of a call option assumes the risk of losing its entire investment in the call option. If the buyer of the call sells short the underlying security, the loss on the call will be offset in whole or in part by any gain on the short sale of the underlying security.

PUT OPTIONS INVOLVES SIGNIFICANT RISKS FOR BUYERS AND SELLERS

     Advisors may participate in, and there are risks associated with, the purchase and sale of put options. The seller (writer) of a put option which is covered (e.g., the writer has a short position in the underlying security) assumes the risk of an increase in the market price of the underlying security above the sales price (in establishing the short position) of the underlying security plus the premium received, and gives up the opportunity for gain on the underlying security below the exercise price of the option. If the seller of the put option owns a put option covering an equivalent number of shares with an exercise price equal to or greater than the exercise price of the put written, the position is "fully hedged" if the option owned expires at the same time or later than the option written. The seller of an uncovered put option assumes the risk of a decline in the market price of the underlying security below the exercise price of the option.

     The buyer of a put option assumes the risk of losing its entire investment in the put option. If the buyer of the put holds the underlying security, the loss on the put will be offset in whole or in part by any gain on the underlying security.

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

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH WHEN-ISSUED AND FORWARD COMMITMENT SECURITIES

     Advisors may purchase securities on a "when-issued" basis and may purchase or sell securities on a "forward commitment" basis in order to hedge against anticipated changes in interest rates and prices or for speculative purposes. These transactions involve a commitment by an Advisor to purchase or sell securities at a future date (ordinarily at least one or two months later). The price of the underlying securities, which is generally expressed in terms of yield, is fixed at the time the commitment is made, but delivery and payment for the securities takes place at a later date. No income accrues on securities that have been purchased pursuant to a forward commitment or on a when-issued basis prior to delivery to the Advisor. When-issued securities and forward commitments may be sold prior to the settlement date. If an Advisor disposes of the right to acquire a when-issued security prior to its acquisition or disposes of its right to deliver or receive against a forward commitment, it may incur a gain or loss. There is a risk that securities purchased on a when-issued basis may not be delivered and that the purchaser of securities sold by an Advisor on a forward basis will not honor its purchase obligation. In such cases, the applicable Investment Fund and, in turn, the Company, may incur a loss.

DERIVATIVES WITH RESPECT TO HIGH YIELD AND OTHER INDEBTEDNESS EXPOSE ADVISORS TO COUNTERPARTY AND ISSUER RISK

     In addition to the credit risks associated with holding high yield debt securities, with respect to derivatives involving high yield and other debt, an Advisor will usually have a contractual relationship only with the counterparty of the derivative, and not with the issuer of the indebtedness. An Advisor generally will have no right to directly enforce compliance by the issuer with the terms of the derivative nor any rights of set-off against the issuer, nor have any voting rights with respect to the indebtedness. An Advisor will not directly benefit from the collateral supporting the underlying indebtedness and will not have the benefit of the remedies that would normally be available to a holder of the indebtedness. In addition, in the event of the insolvency of the counterparty to the derivative, the Advisor will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying indebtedness. Consequently, the Advisor will be subject to the credit risk of the counterparty as well as that of the issuer of the indebtedness. As a result, concentrations of such derivatives in any one counterparty subject the Advisor and, in turn, the applicable Investment Fund, to an additional degree of risk with respect to defaults by such counterparty as well as by the issuer of the underlying indebtedness.

THE COMPANY MAY BE PREVENTED FROM ACHIEVING ITS OBJECTIVE DURING ANY PERIOD IN WHICH ASSETS ARE NOT SUBSTANTIALLY INVESTED IN ACCORDANCE WITH PRINCIPAL INVESTMENT STRATEGIES

     Advisors may invest, for defensive purposes or otherwise, some or all of their assets in fixed income securities, money market instruments, and money market mutual funds, or hold cash or cash equivalents in such amounts as the Advisors deem appropriate under the circumstances. Pending allocation of the offering proceeds and thereafter, from time to time, the Company and the Investment Funds also may invest in these instruments. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include U.S. government securities, commercial paper, certificates of deposit, bankers' acceptances issued by domestic branches of U.S. banks that are members of the Federal Deposit Insurance Corporation, and repurchase agreements. The Company or the Investment Funds may be prevented from achieving their objective during any period in which the Company's and the Investment Funds' assets are not substantially invested in accordance with their principal investment strategies.

RESTRICTED AND ILLIQUID INVESTMENTS MAY PREVENT PROMPT LIQUIDATION OF UNFAVORABLE POSITIONS RESULTING IN SUBSTANTIAL LOSS

     Advisors may invest a portion or all of the value of their assets in restricted securities and other investments that are illiquid. Restricted securities are securities that may not be sold to the public without an effective registration statement under the Securities Act or, if they are unregistered, may be sold only in a privately negotiated transaction or pursuant to an exemption from registration. These may include restricted securities that can be offered and sold only to "qualified institutional buyers" under Rule 144A of the Securities Act. There is no limit to the percentage of the net assets managed by an Advisor that may be invested in illiquid securities.

     Positions in restricted or non-publicly traded securities, securities on foreign exchanges and certain futures contracts may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. This constraint could prevent the Advisors from promptly liquidating unfavorable positions and subject the Investment Funds and, in turn, the Company to substantial losses. This could also impair the Company's ability to redeem its membership units from an Investment Fund in order to redeem Members' Units in a timely manner. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponement of the Company's redemption dates.

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

     Issuers of securities acquired by Advisors may be highly leveraged. Leverage may have important adverse consequences to these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

     In addition, such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

EXPECTED  TRANSACTIONS  MAY NOT TAKE  PLACE OR MAY  RESULT  IN  SUBSTANTIAL
LOSSES

     The Advisors of the Investment Funds, particularly those of GED, may engage in merger arbitrage transactions. Substantial transaction failure risks are involved with respect to companies that are the subject of publicly disclosed mergers, takeover bids, exchange offers, tender offers, spin-offs, liquidations, corporate restructuring, and other similar transactions. Thus, there can be no assurance that any expected transaction will take place. Certain transactions are dependent on one or more factors in order to become effective, such as market conditions which may lead to unexpected positive or negative changes in a company profile, shareholder approval, regulatory and various other third party consents, changes in earnings or business lines or shareholder activism as well as many other factors. No assurance can be given that the merger arbitrage transactions entered into by the Advisors will be profitable, and any such transaction may result in substantial losses.

INVESTMENTS IN SMALL CAPITALIZATION COMPANIES ARE SPECULATIVE AND MAY BE DIFFICULT TO VALUE

     Advisors may invest in securities of small capitalization companies and recently organized companies and, conversely, the Advisors may establish significant short positions in such securities. Historically, such securities have been more volatile in price than those of larger capitalized, more established companies. The securities of small capitalization and recently organized companies pose greater investment risks because such companies may have limited product lines, distribution channels and financial and managerial resources. In particular, small capitalization companies may be operating at a loss or have significant variations in operating results; may be engaged in a rapidly changing business with products subject to substantial risk of obsolescence; may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position; and may have substantial borrowings or may otherwise have a weak financial condition. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Further, there is often less publicly available information concerning such companies than for larger, more established businesses. The equity securities of small capitalization companies are often traded over-the-counter or on regional exchanges and may not be traded in the volumes typical on a national securities exchange. Consequently, the Advisors may be required to dispose of such securities or cover a short position over a longer (and potentially less favorable) period of time than is required to dispose of or cover a short position with respect to the securities of larger, more established companies. Investments in small capitalization companies may also be more difficult to value than other types of securities because of the foregoing considerations as well as lower trading volumes. Investments in companies with limited operating histories are more speculative and entail greater risk than do investments in companies with an established operating record. Additionally, transaction costs for these types of investments are often higher than those of larger capitalization companies.

INVESTMENTS IN ISSUERS OF INDEBTEDNESS MAY BE ADVERSELY AFFECTED IN THE EVENT OF AN ISSUER'S INSOLVENCY

     Various laws enacted for the protection of creditors may apply to indebtedness in which the Advisors of the Investment Funds invest. The information in this and the following paragraph is applicable with respect to U.S. issuers subject to United States federal bankruptcy law. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness and after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was "insolvent" after giving effect to the incurrence of the indebtedness in which an Advisor invested or that, regardless of the method of valuation, a court would not determine that the issuer was "insolvent" upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of indebtedness in which an Advisor invests, payments made on such indebtedness could be subject to avoidance as a "preference" if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on indebtedness are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the Advisors to which such payments were made.

     The Company and the Investment Funds do not anticipate that the Advisors will engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance, preference or equitable subordination. There can be no assurance, however, as to whether any lending institution or other party from which the Advisor may acquire such indebtedness engaged in any such conduct (or any other conduct that would subject such indebtedness and any Investment Fund, the assets of which such Advisor used to purchase such indebtedness, to insolvency laws) and, if it did, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against such Investment Fund.

     Indebtedness consisting of obligations of non-U.S. issuers or U.S. issuers with respect to their foreign obligations may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These insolvency considerations will differ depending on the country in which each issuer is located or domiciled and may differ depending on whether the issuer is a non-sovereign or a sovereign entity.

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

INVESTMENTS IN CERTAIN MULTI-ADVISOR STRUCTURES

     From time to time, the managing member of an Investment Fund may cause the Investment Fund to allocate assets to an Advisor Fund, the Advisor of which allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor ("Multi-Advisor Structures"). As described under ITEM 1. "PERFORMANCE OF THE COMPANY--Overview of the Investment Process of the Investment Funds," the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the managing member of the Investment Fund generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Investment Fund (or the Company) indirectly invests. In addition, the managing member of the Investment Fund will not be able control the selection or removal of underlying managers. The risks described under "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE" above are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

                         LIMITS OF RISK DISCLOSURE

THE COMPANY SHOULD BE CONSIDERED A SPECULATIVE INVESTMENT AND MEMBERS SHOULD RETAIN THEIR INVESTMENT ONLY IF THEY CAN SUSTAIN A COMPLETE LOSS OF THEIR INVESTMENT

     The above discussions relating to various risks associated with the Company, the Units, the Investment Funds and the Advisors are not, and are not intended to be, a complete enumeration or explanation of the risks involved in an investment in the Company. Should the Managing Member invest the Company's assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. Members should read this entire Annual Report and the LLC Agreement and should consult with their own advisers before deciding whether to retain their investment in the Company. In addition, as the Company's investment program or market conditions change or develop over time, an investment in the Company may be subject to risk factors not currently contemplated or described in this Annual Report.

     In view of the risks noted above, the Company should be considered a speculative investment and Members should retain their investment in the Company only if they can sustain a complete loss of their investment.

     No guarantee or representation is made that the investment program of the Company, the Investment Funds or any Advisor will be successful, that the Investment Funds or the various Advisors selected by the Investment Funds will produce positive returns, or that the Advisors selected by the Company or the Investment Funds will provide complete or accurate information to the Company or the Investment Funds, or that the Company, the Investment Funds or the Advisors will achieve their investment objectives.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of holders of Units during the fiscal year ended December 31, 2005.

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

     Without the prior written consent of the Managing Member, which may be withheld in its sole discretion, a Member may not assign, pledge or otherwise transfer its Units in the Company in whole or in part, except by operation of law pursuant to the death, adjudication of incompetency, insolvency or bankruptcy of the Member, or pursuant to the corporate reorganization or merger of the Member, nor substitute any other person as a Member. No transferee or assignee will be admitted as a Member without the prior consent of the Managing Member, which may be withheld in its sole discretion. Effective January 1, 2006, a Member is permitted to redeem Units upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing member in its sole discretion) as of the time immediately prior to the opening of business on each January 1, April 1, July 1, and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Prior to January 1, 2006, a Member had the right to redeem some or all of its Units, upon 61 days' prior written notice to the Managing Member on each January 1 or July 1 (occurring on or after the first anniversary of the purchase of such Units by the Member).

     There  are  no  outstanding  options  or  warrants  to  purchase,   or
securities convertible into, Units of the Company.

     The high and low NAV per Unit of the initial series of Units for Class A Series 1 of the Company during each quarterly period from January 1, 2004 through December 31, 2005 are as follows:

----------------------------------------------------------------------
     QUARTER ENDED               HIGH                   LOW
----------------------------------------------------------------------
        3/31/04                $117.05                $115.10
----------------------------------------------------------------------
        6/30/04                $115.92                $114.58
----------------------------------------------------------------------
        9/30/04                $114.55                $113.73
----------------------------------------------------------------------
       12/31/04                $120.25                $115.61
----------------------------------------------------------------------
        3/31/05                $120.77                $119.53
----------------------------------------------------------------------
        6/30/05                $120.08                $118.22
----------------------------------------------------------------------
        9/30/05                $124.44                $121.77
----------------------------------------------------------------------
       12/31/05                $125.75                $122.35
----------------------------------------------------------------------

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

RECORD HOLDERS OF UNITS OF THE COMPANY

     As of December 31, 2005, 6,507,125 Units were held by 801 Members.

DISTRIBUTIONS

     The Company has not made distributions from January 1, 2005 to December 31, 2005 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of Units.


RECENT SALES OF UNREGISTERED UNITS AND USE OF PROCEEDS

     From January 1, 2005 to December 31, 2005, aggregate subscriptions totaled $225,329,193. The Company previously reported sales of unregistered Units during the 2005 fiscal year in the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used the proceeds to make investments in the Investment Funds.

PURCHASES OF UNITS BY THE COMPANY AND AFFILIATED PURCHASERS

     Effective January 1, 2006, pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1, or October 1 occurring on or after the first anniversary of the purchase of such Units by the Member (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day (the "Valuation Date") immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed.

     The Company previously reported redemptions of Units during 2005 in the Company's Quarterly Reports on Form 10-Q. There were no redemptions of Units during the fourth quarter ended December 31, 2005. Redemptions of $347,523,596 will be effective on January 1, 2006 and are reflected in Redemptions payable in the December 31, 2005 balance sheet. See ITEM 15. "EXHIBITS AND FINANCIAL STATEMENT SCHEDULES."

ITEM 6. SELECTED FINANCIAL DATA

     The Company commenced its operations on April 1, 2002. Set forth below is certain selected historical data for the Company as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004,
2003 and for the period from the commencement of operations (April 1, 2002) to December 31, 2002. The selected historical financial data as of and for the years ended December 31, 2005, 2004 2003 and as of and for the period from commencement of operations (April 1, 2002) to December 31, 2002 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP ("E&Y"). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

                                                                                    COMMENCEMENT OF
                                                                                      OPERATIONS
                           YEAR ENDED                                               (APRIL 1, 2002)
                         DECEMBER 31,        YEAR ENDED           YEAR ENDED       TO DECEMBER 31,
                         -------------                                             ---------------
OPERATIONS DATA               2005        DECEMBER 31, 2004   DECEMBER 31, 2003          2002
---------------               ----        -----------------   -----------------          ----
  Net trading
  profit/(loss)              $66,816,581     $72,018,387         $81,854,395         $11,821,474
  Total expenses             $14,836,748     $14,457,852         $10,733,672          $2,459,020
  Net income/(loss)          $52,141,634     $58,055,729         $71,218,666          $9,395,178
  Less:  Incentive
  allocation to the
  managing member             $2,615,216      $2,902,854          $3,560,865            $469,759
  Net income/(loss)
  available for
  pro-rata allocation
  to members                 $49,526,418     $55,152,875         $67,657,801          $8,925,419

FINANCIAL CONDITION
--------------------          AS OF             AS OF               AS OF               AS OF
DATA                    DECEMBER 31, 2005  DECEMBER 31, 2004  DECEMBER 31, 2003    DECEMBER 31, 2002
----                    -----------------  -----------------  -----------------    -----------------

  Investments            $1,124,329,933    $1,092,953,352        $970,912,828        $383,584,606
  Total assets           $1,125,036,745    $1,093,172,149      $1,019,413,929        $384,184,813
  Total liabilities        $350,437,862      $135,716,916         $86,168,187            $958,552
  Members' equity          $774,598,883(1)   $957,455,233(2)     $933,245,742(3)     $383,226,261
  Ending NAV/Unit:
  Class A Series 1              $125.75           $120.25             $113.95             $103.97

(1) The reduction in members' equity as of December 31, 2005 reflects Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(2) The reduction in members' equity as of December 31, 2004 reflects Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

(3) The reduction in members' equity as of December 31, 2003 reflects Redemptions payable in the amount of $34,529,625 that was payable at December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the audited financial statements of the Company and related notes thereto appearing elsewhere in this Annual Report, in ITEM 6. "SELECTED FINANCIAL DATA" above, and in ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements Are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future."

     The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. GS HFS, a Delaware limited liability company, serves as the Company's Managing Member.

     As of December 31, 2005, the Company had total assets of $1,125,036,745 compared with total assets of $1,093,172,149 as of December 31, 2004. Total liabilities of the Company totaled $350,437,862 as of December 31, 2005 compared to $135,716,916 as of December 31, 2004. Members' equity of the Company was $774,598,883 as of December 31, 2005 compared to $957,455,233 million as of December 31, 2004.

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed Investment Funds managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by the Advisors that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company's assets are invested in the four Investment Funds: GELS, GED, GRV and GTT.

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

RESULTS OF OPERATIONS

     The following presents a summary of the operations for the year ended December 31, 2005, 2004 and 2003, and a general discussion of each Investment Fund's performance during those periods.

2005 PERFORMANCE

     The Company's net trading profit/loss for the year ended December 31, 2005 was $66,816,581, compared to the year ended December 31, 2004 of $72,018,387 and December 31, 2003 of $81,854,395.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. As further described under ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Risk Management," quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For 2005, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the equity long/short sector. Strong European and Asian markets, a lagging U.S. market, and a sharp decline and subsequent rally in energy, industrial, and cyclical stocks were all significant drivers of performance. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2005, as well as each Investment Fund's net return for the year ended December 31, 2005.

       --------------------------------------------------------------
                                          PORTFOLIO
                          PORTFOLIO      WEIGHT AS A    YEAR ENDED
                            WEIGHT          % OF       DECEMBER 31,
                          AS A % OF       ADJUSTED         2005
                           MEMBERS'       MEMBERS'      NET RETURN
       INVESTMENT FUND    EQUITY (1)     EQUITY (2)         (3)
       --------------------------------------------------------------
             GELS           37.97%         26.21%          9.93%
       --------------------------------------------------------------
             GED            38.91%         26.86%          7.65%
       --------------------------------------------------------------
             GRV            41.02%         28.32%          4.09%
       --------------------------------------------------------------
              GTT           27.25%         18.81%          4.03%
       --------------------------------------------------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) As a % of the Company's adjusted members' equity which represents members' equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(3) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the year ended December 31, 2005, the Company's Class A Series 1 Units returned 4.57% net of fees and incentive allocation.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the year ended December 31, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of December 31, 2005, GELS represented approximately 26% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 9.93% for Class C Series 1 units for the year ended December 31, 2005.

     The annualized volatility of GELS' returns for the year ended December 31, 2005 was 7.54%. In comparison, the S&P 500 Index had an annualized volatility of 7.92% and the MSCI World Index had an annualized volatility of 8.20% for the same period.

     During the year ended December 31, 2005, GELS Advisors delivered positive performance in eight months (February, May, June, July, August, September, November, and December) and negative performance in four months (January, March, April, and October). Notably, the performance of GELS Advisors in January and February was mixed, as U.S. markets lagged both European and Asian markets. In addition, March and April were particularly difficult months due to significant sell-offs in several areas where GELS Advisors had exposure, particularly energy, industrial, and cyclical stocks.

     GELS Advisors performed well from May 2005 through September 2005, with especially strong performance in June and July. During this period, GELS Advisors benefited from a rally in global equity markets, most notably in the areas that negatively impacted performance earlier in the year (e.g., energy, industrial, and cyclical stocks). October was a difficult month for GELS Advisors, as global equity markets declined sharply. The decline was particularly severe in energy-related stocks, which had been among the best performing stocks going into October 2005. November and December were positive for GELS Advisors, as global equity markets recovered from the decline in October 2005. Non-U.S. markets, particularly Japan, were especially strong during the last two months of the year in 2005.

     Thirty out of thirty-four GELS Advisors delivered positive performance for the year ended December 31, 2005. GELS Advisors with exposure to Japan, Europe, and India performed particularly well during 2005. GELS Advisors who posted losses included those Advisors with notional (gross long plus gross short) or beta-adjusted (adjusted to take into account the volatility of underlying securities) net short exposures.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of December 31, 2005, GED represented approximately 27% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 7.65% for Class C Series 1 units for the year ended December 31, 2005.

     The annualized volatility of GED's returns for the year ended December 31, 2005 was 3.32% compared to the S&P 500 Index which had an annualized volatility of 7.92% and to the MSCI World Index which had an annualized volatility of 8.20% for the same period.

     GED Advisors had particularly strong performance in the third quarter of 2005, with the majority of gains resulting from exposure to European and Asian situations, specifically merger-related equity transactions and distressed credit names. April and October of 2005 proved to be challenging months, due to a widespread sell-off in the credit markets in April and difficult global equity and credit markets in October. In general, European-focused GED Advisors generated strong returns in 2005, driven by strength in the European equity markets and by a resurgence in corporate activity in Europe.

     Risk arbitrage Advisors were able to profit from some of the larger deals such as Procter & Gamble-Gillete, Sprint-Nextel, and Bank of America-MBNA. Returns were muted to some extent by transactions such as Johnson & Johnson-Guidant, where there were multiple periods of negative news. Mergers and acquisitions activity continued to improve in 2005, and the number of deals was up 32% from 2004 levels. Leveraged buyout activity soared to $259 billion, and was up 56% from $144 billion in 2004.

     Despite strong issuance of $111 billion of debt in 2005, the high yield market had a mediocre year of performance, returning 2.74% in 2005, following successive years of double digit returns in 2003 and 2004. Credit spreads widened from 310 bps at the beginning of the year to 371 bps at the end of the year over 10-year U.S. Treasuries. Defaults remained near historical lows, though the trailing twelve-month default rate jumped by over one percentage point to 2.87% in the third quarter of 2005. The year was also marked by over $295 billion of issuance of debt in the leveraged loans market and significant outflows from high yield mutual funds, which reached over $11 billion. While mutual fund outflows and the downgrade of General Motors were responsible for significant credit spread widening in the second quarter of 2005, many GED Advisors chose to invest in more senior parts of the capital structure, given the lack of incremental return associated with investing in the lower parts of the capital structure. The airline sector continued to be one of the most negatively impacted sectors, with negative trends continuing in major airlines. The auto suppliers sector was also negatively impacted by rising raw materials prices and declining sales for the major auto makers. Delphi, the largest U.S. auto parts supplier, filed for Chapter 11 bankruptcy protection in October. In general, GED Advisors who were involved in bankruptcy-related situations avoided losses, with secured assets performing better than unsecured assets.

     Credit opportunities/distressed strategies returned 10.09% and contributed 3.44% to GED's gross income for the year ended December 31, 2005. The multi-strategy component of the portfolio returned 6.97% and contributed 3.92% to GED's gross income for the year ended December 31, 2005. Risk arbitrage/special situations strategies returned 6.07% and contributed 0.50% to GED's gross income for the year ended December 31, 2005.

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of December 31, 2005, GRV represented approximately 28% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV during the first nine months of 2005. GRV returned 4.09% for Class C Series 1 units for the year ended December 31, 2005.

     GRV Advisors implementing a multi-strategy approach experienced overall positive results in 2005, but returns were widely dispersed. The differences in performance between multi-strategy GRV Advisors were primarily due to the different allocations each GRV Advisor had to convertible bond trading, correlation trading, and equity volatility trading strategies. GRV Advisors who allocated in favor of fundamental credit, equity trading, and less crowded strategies, such as energy volatility trading produced better results than those who allocated to convertible bond, correlation, and equity volatility trading strategies.

     Equity market neutral GRV Advisors experienced a strong year in 2005 despite an environment characterized by low equity volatility and low single-stock return dispersion. GRV Advisors typically benefit from strong performance by value stocks and stocks that have recently experienced strong price or earnings momentum; both of these types of stocks performed well in 2005.

     GRV Advisors focused on fixed income trading strategies collectively experienced a slightly positive year in 2005, although there was significant variance among GRV Advisors' returns. Profits were primarily due to a strong overall market, coupled with a successful long and short trading of securities based upon fundamental country selection. GRV
Advisors focused on trading different points along the yield curve experienced mixed results, while those whose fixed income trading was based upon individual country selection performed better.

     GRV Advisors implementing credit relative value strategies delivered positive results in 2005 despite some intra-month volatility. While credit relative value GRV Advisors with a more quantitatively based investment processes (especially those exposed to structured credit trades) suffered losses in the first half of 2005 but were able to gain the profits back in the second half of 2005.

     GRV Advisors implementing strategies based on emerging market relative value posted strong results in 2005. Profits were primarily due to a strong market, coupled with successful long and short trading of securities based upon fundamental country selection.

     Convertible bond arbitrage strategies generated negative returns in 2005. Realized and implied equity volatility remained low throughout 2005, and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of technical selling, driven by hedge fund investor redemptions. GRV's exposure to convertible bond arbitrage strategies is only through Advisors implementing a multi-strategy approach.

     Credit relative value strategies returned (0.56)% and contributed (0.05)% to GRV's gross income for the year ended December 31, 2005. Convertible bond arbitrage strategies returned (6.39)% and contributed (0.21)% to GRV's gross income for the year ended December 31, 2005. Equity market neutral strategies returned 4.06% and contributed 0.40% to GRV's gross income for the year ended December 31, 2005. Fixed income arbitrage strategies returned 3.84% and contributed 0.51% to GRV's gross income for the year ended December 31, 2005. Emerging markets relative value strategies returned 5.90% and contributed 0.53% to GRV's gross income for the year ended December 31, 2005. Multi-strategies returned 7.84% and contributed 3.63% to GRV's gross income for the year ended December 31, 2005.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of December 31, 2005, GTT represented approximately 19% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT during the first nine months of 2005. GTT returned 4.03% for Class C Series 1 units for the year ended December 31, 2005.

     The first quarter of 2005 brought reversals of several trends which had been drivers of performance during the fourth quarter of 2004. The most salient and difficult of these reversals was the path of the U.S. dollar. The dollar rallied sharply in early January 2005 and then traded in a narrow range, leading to a difficult trading environment for most GTT Advisors. Global equity markets also experienced a sharp reversal during the first quarter of 2005, causing GTT Advisors to give back a portion of their 2004 fourth quarter profits. Fixed income trading was the largest contributor to performance for the first quarter of 2005, with the majority of returns made from short positions in short-term U.S. government debt, as investors priced in additional interest rate increases by the Federal Reserve Board. Commodity trading was roughly flat for the first quarter. Long energy positions performed well as crude oil prices reached record highs and grain and gold positions sustained moderate losses.

     The second quarter was profitable for GTT Advisors with gains led by fixed income positions. Long positions in German Bunds (10-year government bonds) generated gains during the second quarter, while falling yields reflected slower growth in Germany. Foreign exchange trading also posted gains during the second quarter of 2005. Long dollar positions performed well as investors looked toward strong growth and high interest rates in the U.S. relative to most other major economies. Equity index trading contributed small losses, following a difficult April, which saw a sharp reversal in global equity indices as markets reacted to soft U.S. retail numbers, GTT Advisors recouped most losses during May and June with long positions in most regions, with the majority of risk taken in Europe. Commodity trading was the largest detractor from performance in the second quarter. After steep losses suffered in April, volatile energy and grain markets proved to be difficult trading environments for most GTT Advisors.

     GTT Advisors posted modest gains during the third quarter of 2005. Profits were driven by long equity index positioning and major global indices rallied during the third quarter, reflecting an increasingly positive outlook on the global economy. Commodity trading was strongly positive in 2005 as energy prices rose following Hurricane Katrina and the resultant supply disruptions. GTT Advisors were also profitable trading industrial metals during the third quarter. Foreign exchange markets continued to trade on growth and interest rate differentials during the third quarter. Accordingly, long dollar positions against most major currencies performed well during the quarter. Offsetting losses were sustained in long dollar position against the Australian dollar as it appreciated in response to growing commodity demand. Fixed income positions declined during the quarter. GTT Advisors that were long in most instruments suffered losses as yields rose globally in response to economic optimism. Losses were partially recouped in September via short U.S. positions at all points on the yield curve.

     The fourth quarter was also profitable for GTT Advisors. Commodities drove gains during the fourth quarter, with the highest profits derived from the base and precious metal markets. Gold traded above $500/ounce as investors bought the metal as an alternative to major currencies, given the uncertainty surrounding future exchange rates. Moreover, higher prices were supported by investor flows into gold's new exchange traded fund, which allows retail investors to gain exposure to gold. Base metals were also strongly positive via long positioning. Long dollar positions performed exceptionally well in the fourth quarter. The dollar was supported by its yield and growth advantages over most major currencies. Equity trading was solidly profitable with gains concentrated in Europe and Asia. Indices in both regions ended the year near multi-year highs. Finally, GTT Advisors finished the fourth quarter of 2005 approximately flat in fixed income trading. Losses were sustained in a number of markets that finished the quarter nearly unchanged.

2004 PERFORMANCE

     The Company's net trading profit/loss for the year ended December 31, 2004 was $72,018,387, compared to the year ended December 31, 2003 of $81,854,395, and compared to the period from commencement of operations (April 1, 2002) to December 31, 2002 of $11,821,474.

OVERVIEW

     During the first six months of 2004, the Company allocated its assets on a roughly equivalent risk weighted basis to each of the four hedge fund sectors. Through June 30, 2004, the Managing Member had not made any tactical adjustment. As of July 1, 2004, the Managing Member implemented an adjustment to the weightings among the Investment Funds. The adjustment to the weights reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2004, as well as each Investment Fund's net return for the year ended December 31, 2004.

       --------------------------------------------------------------
       INVESTMENT FUND                    PORTFOLIO     YEAR ENDED
                           PORTFOLIO      WEIGHT           AS A
                            WEIGHT          % OF       DECEMBER 31,
                          AS A % OF       ADJUSTED         2004
                           MEMBERS'       MEMBERS'      NET RETURN
                          EQUITY (1)     EQUITY (2)         (3)
       --------------------------------------------------------------
             GELS           23.63%         20.84%         9.27%
       --------------------------------------------------------------
             GED            28.01%         24.69%        12.70%
       --------------------------------------------------------------
             GRV            36.60%         32.27%         5.38%
       --------------------------------------------------------------
             GTT            25.91%         22.84%         3.88%
       --------------------------------------------------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) As a % of the Company's adjusted members' equity which represents members' equity excluding Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

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

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of December 31, 2004, GELS represented approximately 21% of adjusted members' equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GELS as of July 1, 2004. GELS returned 9.27% for Class C Series 1 units for the year ended December 31, 2004.

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

     Almost all GELS Advisors posted positive returns for the fourth quarter of 2004. GELS Advisors with exposures in Europe, emerging markets, energy, and basic materials posted particularly strong returns. GELS Advisors that posted losses included those with significant exposure to Japan and those with notional (gross long plus gross short) or beta-adjusted (for volatility of the overall market) net short exposures.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of December 31, 2004, GED represented approximately 25% of adjusted members' equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GED as of July 1, 2004. GED returned 12.70% for Class C Series 1 units for the year ended December 31, 2004.

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

     Default rates fell to record lows of 1.3% in 2004. High yield credit spreads tightened to historically narrow levels from 418 basis points over treasuries at the beginning of the year to 310 basis points at year-end. The high yield market experienced a record year of new issuance at $153 billion, which surpassed the prior record of $144 billion in 1998. GED Advisors were rewarded for strong credit selection on both the long and short side. Several of GED's credit-focused Advisors gradually built the short side of their portfolios given their concerns on valuation levels in the credit markets. The majority of new high yield issuances were driven by refinancing activity. Financial sponsors contributed significantly to new issuance activity by refinancing their portfolio companies to pay themselves special dividends. The technology, media and telecom sectors experienced the largest volume of new issuance ($39.4 billion), followed by the energy sector ($24.1 billion) and the industrials sector ($19.7 billion).

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

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of December 31, 2004, GRV represented approximately 32% of adjusted members' equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GRV as of July 1, 2004. GRV returned 5.38% for Class C Series 1 units for the year ended December 31, 2004.

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

     Convertible arbitrage strategies returned 2.27% and contributed (0.40)% to GRV's net income for the year ended December 31, 2004. Credit relative value strategies returned 6.26% and contributed 0.42% to GRV's net income for the year ended December 31, 2004. Emerging markets relative value strategies returned 8.26% and contributed 0.40% to GRV's net income for the year ended December 31, 2004. Equity market neutral strategies returned 4.02% and contributed 0.63% to GRV's net income for the year ended December 31, 2004. Fixed income arbitrage strategies returned 6.97% and contributed 1.31% to GRV's net income for the year ended December 31, 2004. Multi-strategies returned 7.09% and contributed 2.50% to GRV's net income for the year ended December 31, 2004.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of December 31, 2004, GTT represented approximately 23% of adjusted members' equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GTT as of July 1, 2004. GTT returned 3.88% for Class C Series 1 units for the year ended December 31, 2004.

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



                         [Left Blank Intentionally]

----------------------- --------------------- -------------------- --------------------
                        Portfolio Weight        Portfolio Weight     Year Ended
                            as a % of         as a % of Adjusted   December 31, 2003
   Investment Fund      Members' Equity (1)    Members' Equity (2)   Net Return (3)
----------------------- --------------------- -------------------- --------------------
        GELS                    15.01%                14.48%               13.73%
----------------------- --------------------- -------------------- --------------------
        GED                     23.78%                22.93%               18.09%
----------------------- --------------------- -------------------- --------------------
        GRV                     38.50%                37.12%                7.11%
----------------------- --------------------- -------------------- --------------------
        GTT                     26.74%                25.79%               11.61%
----------------------- --------------------- -------------------- --------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) As a % of the Company's adjusted members' equity which represents members' equity excluding Redemptions payable in the amount of $34,529,625 that was payable at December 31, 2003.

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

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of December 31, 2003, GELS represented approximately 14% of adjusted members' equity which excluded redemptions paid after December 31, 2003 and which was generally consistent with the weighting of GELS as part of the Company throughout the year ended December 31, 2003. GELS returned 13.73% for Class C Series 1 units for the year ended December 31, 2003.

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

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of December 31, 2003, GED represented approximately 23% of adjusted members' equity which excluded redemptions paid after December 31, 2003 and which was generally consistent with the weighting of GED as part of the Company throughout the year ended December 31, 2003. GED returned 18.09% for Class C Series 1 units for the year ended December 31, 2003.

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

GOLDMAN SACHS GLOBAL RELATIVE VALUE, LLC

     As of December 31, 2003, GRV represented approximately 37% of adjusted members' equity which excluded redemptions paid after December 31, 2003 and which was generally consistent with the weighting of GRV as part of the Company throughout the year ended December 31, 2003. GRV returned 7.11% for Class C Series 1 units for the year ended December 31, 2003.

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

     Convertible arbitrage strategies returned 13.13% and contributed 2.67% to GRV's net income for the year ended December 31, 2003. Credit relative value strategies returned 15.48% and contributed 0.30% to GRV's net income for the year ended December 31, 2003. Equity market neutral strategies returned (0.73)% and a contributed (0.32)% to GRV's net income for the year ended December 31, 2003. Fixed income arbitrage strategies returned 8.76% and contributed 1.34% to GRV's net income for the year ended December 31, 2003. Multi-strategies returned 12.76% and contributed 3.55% to GRV's net income for the year ended December 31, 2003.

GOLDMAN SACHS GLOBAL TACTICAL TRADING, LLC

     As of December 31, 2003, GTT represented approximately 26% of adjusted members' equity which excluded redemptions paid after December 31, 2003 and which was generally consistent with the weighting of GTT as part of the Company throughout the year ended December 31, 2003. GTT returned 11.61% for Class C Series 1 units for the year ended December 31, 2003. Over the course of the year, GTT made profits in each of the four asset classes which the GTT Advisors trade. The approximate profit contribution coming from Managed Accounts was 60% from currencies, 20% from commodities, 15% from equities and 5% from interest rates. For 2003, managed futures Advisors, whose trading was based upon systematic models, proved to be, in general, more successful than discretionary managed futures and macro Advisers, whose investments were driven by their views on broad economic themes. GTT attributes this to discretionary managed futures and macro Advisors' decreasing risk in periods of uncertainty, such as the period leading up to the war in Iraq, or in late December 2003, when there were concerns about market liquidity.

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

     COMPARISON OF SELECT FINANCIAL INFORMATION FROM 2005, 2004, AND 2003

     INTEREST INCOME

     Interest income for the year ended December 31, 2005 was $161,801. Interest income for the year ended December 31, 2004 was $495,194 and interest income for the year ended December 31, 2003 was $97,943. The Company's interest income fluctuates with its level of cash available to invest. The decrease in interest income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

     EXPENSES

     The Management Fee for the year ended December 31, 2005 was $13,560,772. The Management Fee for the year ended December 31, 2004 was $12,234,696 and the Management Fee for the year ended December 31, 2003 was $9,666,257. Because the Management Fee is calculated as a percentage of the Company's member's equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the increase in Management Fee expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was due to an increase in the Company's members' equity, excluding Redemptions payable that were paid after the Balance Sheet date for the period, resulting from net subscriptions. The increase in the management fee expense for the year ended December 31, 2004 as compared to the year ended 2003 was due to an increase in the Company's net assets during the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Interest expense for the year ended December 31, 2005 was $37,747, compared to the year ended December 31, 2004 of $546,069 and compared to the year ended December 31, 2003 of $0. The interest expense relates to the old and new borrowing facility that was outstanding during the year ended December 31, 2005. The change in interest expense for the year ended December 31, 2005 compared to December 31, 2004 was due to decreased levels of short-term borrowing during the period. The increase in interest expense for the year ended December 31, 2004 compared to December 31, 2003 was due to increased levels of short-term borrowing during the period.

     Professional fees for the year ended December 31, 2005 were $1,237,030, compared to the year ended December 31, 2004 of $1,641,442 and the year ended December 31, 2003 of $1,053,505. The decrease in professional fees for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to additional services rendered during 2004 by the Company's legal providers and auditors related to the ongoing operations of the Company, including the review of investor subscription documents for the year and registration with the SEC. The increase in professional fees for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to additional services rendered by the Company's legal providers and auditors related to the ongoing operations of the Company, including the review of investor subscription documents for the year and registration with the SEC.

     INCENTIVE ALLOCATION

     The Incentive Allocation for the year ended December 31, 2005 was $2,615,216, compared to the year ended December 31, 2004 of $2,902,854 and the year ended December 31, 2003 of $3,560,865. The change in Incentive Allocation for the year ended December 31, 2005 compared to the year ended December 31, 2004 is due to a decrease in net income from operations for the period. The change in Incentive Allocation for the year ended December 31, 2004 compared to the year ended December 31, 2003 is due to a decrease in net income from operations for the period.

     Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company.

     Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the Managing Member for services provided to the Investment Funds and Portfolio Companies. In 2004, the Managing Member served as the administrator of the Investment Funds and each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it. The total administration fee (which is approximate based on calculation), comprised of the Company's aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2005 and January 1, 2004, was $1,031 and $2,073, respectively. Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005, the Administration Fee Rate ranged from 0.07% to 0.10%, but in the future such rate may be exceeded, subject to a maximum of approximately 0.20%, if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts than is currently anticipated. See ITEM 1. "BUSINESS--FEES AND EXPENSES."

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. From inception through December 2005, the Company could not predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions are permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 61 day notice period previously required. Accordingly, effective January 1, 2006, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company's investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments.
Substantial   redemptions  of  membership  units  in  an  Investment  Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Company received investments from new and existing investors of $225,329,193 during the year ended December 31, 2005, of $126,385,622 during the year ended December 31, 2004, and of $524,318,830 during the year ended December 31, 2003.

     The Company paid out redemptions in the amount of $241,350,217 during the year ended December 31, 2005. The Company paid out redemptions in the amount of $66,214,849 during the year ended December 31, 2004 and $10,988,390 during the year ended December 31, 2003. the Company had Redemptions payable in the amount of $347,523,596 at December 31, 2005. The Company had Redemptions payable in the amount of $128,546,636 payable at December 31, 2004. The Company funded the redemptions made in January 2005 and July 2005 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand and the Company also used its credit facilities to fund January 2006 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in January 2006 had a material adverse effect on the value of the Units or the performance of the Company. While the Company did not borrow under its credit facility to fund the redemptions in January 2004 and July 2005, it did borrow from its credit facility to fund redemptions in January 2006. The Company may elect to borrow under its credit facility, including without limitation, to fund redemptions, from time to time, in the future. It currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company's risk position to change as a result thereof.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. On November 24, 2004, the Company entered into a credit facility with a financial institution, the Facility Counterparty to replace its then existing credit facility. The Company made an initial borrowing of $1,000,000 under this facility. On January 3, 2006, the Company increased the maximum borrowing limit from $40,000,000 to $76,000,000 under this credit facility. Effective January 3, 2006, the Company may request to borrow up to $76,000,000 in the aggregate at the discretion of the Facility Counterparty. Prior to September 1, 2005, the company could request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals LIBOR plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $76,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at December 31, 2005. As security for its borrowings, the Company granted the Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is terminated by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is terminated by the Company and the replacement is not approved by the Facility Counterparty (which consent may not be unreasonably withheld) or (vi) the occurrence of events of default customary for financing transactions. See Note 6 to the financial statements. Each Investment Fund has entered into a similar facility with the Facility Counterparty.

     As of December 31, 2005, the Company had Cash and cash equivalents on hand of $706,812. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $218,797.

     Investments as of December 31, 2005 were $1,124,329,933 as compared to $1,092,953,352 as of December 31, 2004. The increase from December 31, 2004 to December 31, 2005 was due to net subscriptions made by the Company to the Investment Funds and net income earned during the year ended December 31, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2005 was $2,321,114 as compared to $3,247,774 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

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

     The Company's investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company's attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are described under ITEM
1. "BUSINESS--CERTAIN RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company," "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future will be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future," and "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets."

     The valuation provisions of the LLC Agreement and the limited liability agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company's assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company's value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company's valuation practices is designed to make the Company's valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will now be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

     To date there has been one situation during the periods presented in the Company's financial statements presented in this Annual Report where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of December 31, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/Loss from January 1, 2005 to December 31, 2005 and January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

                         [Left Blank Intentionally]

                                 YEAR ENDED

                                 % OF                    NET TRADING
                     % OF      ADJUSTED        FAIR        PROFIT
    INVESTMENT     MEMBERS'    MEMBERS'     VALUE/VALUE    (IN
       FUND         EQUITY      EQUITY(6)    AT RISK      MILLIONS)    LIQUIDITY
       ----         ------      ---------   -----------   ---------    ---------

   GELS                37.97%     26.21%   $294,096,911     $25.7         (1)

   GED                 38.91%     26.86%   $301,443,254     $20.9         (2)

   GRV                 41.02%     28.32%   $317,728,892     $12.3         (3)

   GTT                 27.25%     18.81%   $211,060,876      $7.9         (4)
                  ------------ ---------- --------------- -----------

   TOTAL          145.15% (5)  100.20%(5) $1,124,329,933    $66.8
                  ============ ========== =============== ===========

                                 YEAR ENDED
                             DECEMBER 31, 2004
 -------------------------------------------------------------------------------
                              % OF                         NET
                              ADJUSTED                     TRADING
                    % OF      MEMBERS'         FAIR        PROFIT
    INVESTMENT    MEMBERS'    EQUITY      VALUE/VALUE AT   (IN
       FUND        EQUITY        (6)           RISK        MILLIONS)   LIQUIDITY
       ----        ------        ---           ----        ---------   ---------

   GELS            23.63%      20.84%      $226,276,134       $17.7       (1)

   GED             28.01%      24.69%      $268,186,702       $27.9       (2)

   GRV             36.60%      32.27%      $350,409,379       $17.9       (3)

   GTT             25.91%      22.84%      $248,081,137        $8.5       (4)
                 ------------ ---------- ---------------- -----------
   TOTAL          114.15%(5)  100.64%(5) $1,092,953,352       $72.0
                 ============ ========== ================ ===========

(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member.

(2) Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice or at the sole discretion of the managing member, rather than semi-annually with 45 days' notice as required prior to January 1, 2006.

(3) Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice or at the sole discretion of the managing member, rather than semi-annually with 45 days notice after a twelve-month holding period as required prior to January 1, 2006.

(4) Effective January 1, 2006, redemptions can be made quarterly with 61 days' notice or at the sole discretion of the managing member, rather than semi-annually with 60 days' notice as required prior to January 1, 2006.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and members' equity also reflected redemptions payable after the balance sheet date

(6) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005 and $128,546,636 that was payable at December 31, 2004.

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

     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk ("VaR") and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The risks involved are described under ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--A Substantial Portion of an Investment Fund's Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios" and "--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company."

     The managing member of the Investment Funds monitors Advisors to prevent style drift. "Style drift" is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described under ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--A Substantial Portion of an Investment Fund's Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios" and "--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company."

     At the Company's portfolio level, the Company's portfolio construction process is designed to provide for adequate diversification. Each Investment Fund is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk-adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV , and 23% GTT. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV, and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 26% GELS, 27% GED, 28% GRV and 19% GTT as of December 31, 2005 as a percentage of adjusted members' equity which excluded redemptions paid after December 31, 2005. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. "BUSINESS--INVESTMENT PROGRAM--Allocation Among the Investment Funds."

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

     The  following  is  a  summary  of  unaudited   quarterly  results  of
operations of the Company for the period from January 1, 2004 to December 31, 2005.


                                                   FISCAL QUARTER ENDED
                                                   --------------------

                                  MAR. 31,       JUNE 30,          SEP. 30,          DEC. 31,
                                    2004           2004              2004              2004
                                    ----           ----              ----              ----

NET TRADING PROFIT/(LOSS)        $30,827,165  ($18,185,504)       $3,283,040        $56,093,686
TOTAL EXPENSES                    $3,798,808    $3,708,542        $3,625,497         $3,325,005
NET INCOME/(LOSS)                $27,314,711  ($21,804,167)        ($228,045)       $52,773,230
NET INCOME/(LOSS) AVAILABLE
    FOR PRO RATA ALLOCATION
    TO MEMBERS                   $25,948,975  ($20,714,043)        ($216,748)       $50,134,691

                                  MAR. 31,       JUNE 30,          SEP. 30,          DEC. 31,
                                    2005           2005              2005              2005
                                    ----           ----              ----              ----
NET TRADING PROFIT/(LOSS)         $2,165,716    $4,068,802       $44,098,205        $16,483,858
TOTAL EXPENSES                    $3,281,121    $3,596,025        $3,693,226         $4,266,376
NET INCOME/(LOSS)                ($1,096,814)     $559,164       $40,446,627        $12,232,657
NET INCOME/(LOSS) AVAILABLE
    FOR PRO RATA ALLOCATION
        TO MEMBERS               ($1,109,981)     $518,802       $38,496,572        $11,621,025


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out by the Managing Member's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company's fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING MEMBER
         AND REGISTRANT

     The Company has no directors or executive officers. The Managing Member is responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. "BUSINESS--THE MANAGING MEMBER." The following table sets forth the directors and executive officers of the Managing Member.


           NAME           AGE             POSITION(S)
  ---------------------  ------ ------------------------------
  George H. Walker         36   Director, Managing Director
                                and Chief Executive Officer
  Tobin V. Levy            62   Director, Managing Director
                                and Chief Financial Officer
  Kent A. Clark            41   Director, Managing Director
                                and Chief Investment Officer
  Hugh J. Lawson           37   Director, Managing Director
                                and Global Head of Product
                                Management
  Jennifer Barbetta        33   Vice President and Chief Financial Officer*
  Thomas Dobler            40   Vice President and Head of GTT
  Omar Asali               36   Vice President and Head of GED
  Melanie Owen             29   Vice President and Head of GRV
  Peter Ort                35   Vice President and Head of GELS

                *  Chief Financial Officer effective April 1, 2006.

     Effective September 23, 2005, Omar Asali, the current co-portfolio manager of the Global Event Driven Sector, assumed leadership of the Event Driven team as well as portfolio management responsibility for all Event Driven portfolios. Melanie Owen, the current co-portfolio manager of the Global Relative Value Sector, assumed leadership of the Relative Value team as well as portfolio management responsibility for all Relative Value portfolios. Terrence O. Jones, former co-portfolio manager of the Global Event Driven team and the Global Relative Value team, left the Managing Member to pursue other interests in early 2006.

     On March 28, 2006, Tobin V. Levy notified the Company that effective April 1, 2006, he will no longer serve as the Managing Member's Chief Financial Officer for the Company. Mr. Levy will remain a Managing Director of the Managing Member and will continue to support the Managing Member in a variety of capacities. Jennifer Barbetta will assume the role of Chief Financial Officer for the Managing Member as of this date.

     Information about the directors and executive officers of the Managing Member is provided below.

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

     KENT A. CLARK is a Managing Director of Goldman Sachs and Chief Investment Officer of the Managing Member. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark's research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and he is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of the Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.

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

     JENNIFER BARBETTA is a Vice President in GSAM Alternative Investments. In addition, Ms. Barbetta is Chief Operating Officer and Head of Portfolio Analytics and Reporting for the Private Equity Group, Hedge Fund Strategies and the Real Estate Alternative Investments businesses, where she is responsible for client reporting, portfolio monitoring and analytics, cash management, infrastructure development and overall administration of the groups' products. Ms. Barbetta joined Goldman Sachs Asset Management in 1997 after spending two years in Goldman Sachs' Finance Division, where she supported the Real Estate Principal Investment Area, focusing on the financial and tax reporting of the Whitehall Street Real Estate Limited Partnerships. Ms. Barbetta received a B.S. in Finance from Villanova University

     THOMAS DOBLER is a Vice President of the Managing Member and is the Head of GTT, where he has worked since 2002, and he is also the Head of GTT. Before coming to GS HFS, he led the Client Research and Investment Strategy Group at Goldman Sachs in London, and was responsible for advising high net worth clients on asset allocation and overall investment strategy. Prior to London, Mr. Dobler spent two years in New York assisting in the development of the Client Research and Strategy Group at Goldman Sachs where he also worked with high net worth clients and their advisors. He joined Goldman Sachs in 1998 from Salomon Brothers Asset Management, where he was a senior member of their Quantitative Research Group. Mr. Dobler holds a PhD in Mathematics from Columbia University and a BS in Mathematics from the University of Vienna.

     OMAR ASALI is a Vice President of the Managing Member and is the Head of GED, and is Portfolio Manager of West Street Partners, a concentrated, multi-manager vehicle that invests in hedge funds that demand longer term, stable capital. Prior to joining Goldman Sachs Asset Management in 2003, Omar worked in Goldman Sachs' Investment Banking Division providing M&A and strategic advisory services to clients in the High Technology Group. Prior to joining the firm, Omar worked in private equity at Capital Guidance. He started his career as a C.P.A. working for a public accounting firm. Omar has 12 years of industry experience. He received a B.S. in Accounting from Virginia Tech and an M.B.A. from Columbia University.

     MELANIE OWEN is a Vice President of the Managing Member and is the Head of GRV . Prior to joining the Managing Member, Melanie was part of the Manager Selection team in London, researching managers across all sectors in the European and Asian regions. She joined Goldman Sachs' Investment Management Division in 1998, subsequently working in both the Global Fixed Income and Global Equities portfolio management teams. Melanie graduated from Warwick University with a first class B.Sc. (Hons) in M.O.R.S.E. (Maths, Operational Research, Statistics and Economics). In 2001, Melanie attained her CFA Designation.

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

CODE OF ETHICS

     The Company has no directors or executive officers. The Managing Member has adopted a Code of Ethics for the Company that applies to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company's Code of Ethics was filed as an exhibit to the Company's Form 10-K for December 31 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member's Code of Ethics is also filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     The Company has no directors or executive officers.

     In addition, the Company does not bear the costs of the annual compensation of the executive officers or the directors of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. Set forth below are the amounts of the different types of fees paid or payable by, or allocable to, the Company to the Managing Member and its affiliates during the year ended December 31, 2005. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. "BUSINESS--FEES AND EXPENSES."

---------------------------------------------------------------------------- -----------
                                 FEE TYPE                                    FEE AMOUNT
---------------------------------------------------------------------------- -----------
Management Fee paid or payable by the Company                                $13,560,772
---------------------------------------------------------------------------- -----------
Incentive Allocation paid or payable by the Company                          $2,615,216
---------------------------------------------------------------------------- -----------
Placement Fee paid or payable by the Company to Goldman Sachs                $0
---------------------------------------------------------------------------- -----------


PERFORMANCE GRAPH

     The line graph below compares the cumulative total return on the Company's Units during the period from April 1, 2002, the date the Company commenced its operations, through December 31, 2005, with the return on the 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged, the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

     The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

            CUMULATIVE PERFORMANCE (APRIL 2002 - DECEMBER 2005)

                             [GRAPHIC OMITTED]



 o The performance of the Company is based on net returns for Class A Series 1 Units. The performance of the Units shown in the graph is not necessarily indicative of future performance.

 o General: References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (for purposes of this section, each an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve returns, volatility or other results similar to the index. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time.

 o MSCI World Index: The Morgan Stanley Capital International World Equities Index is a price index of the total return with dividends reinvested monthly net of dividend withholding tax of a representative group of listed companies for each region, with each component market weighted on the basis of market capitalization relative to the total market capitalization of the market being measured and adjusted for changes in capital within the component firms.

 o S&P 500 Index: The Standard & Poor's S&P 500 Index is an index based on the prices of the securities of 500 different companies. Total returns are calculated by adding the dividend income and price appreciation for a given time period.

 o Lehman Brothers Aggregate Index: The Lehman Brothers Aggregate Index represents securities that are U.S. domestic, taxable, and dollar denominated. The index covers the U.S. investment grade fixed rate bond market, with index components for government and corporate securities, mortgage pass-through securities, and asset-backed securities. These major sectors are subdivided into more specific indices that are calculated and reported on a regular basis.

 o   Index Sources: Bloomberg.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the knowledge of the Company, no person beneficially owns more than five percent of the Units.

SECURITY OWNERSHIP OF MANAGEMENT

     The Company has no directors or executive officers.

     GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2005 other than the Incentive Allocation and other fees payable to it by the Company.

     The following table sets forth (i) the individual directors and executive officers of the Managing Member and (ii) all of the directors and executive officers as a group who beneficially owned Units of the Company as of December 31, 2005.

        ---------------------------------------------------------
          NUMBER OF    NAME OF BENEFICIAL    PERCENTAGE OF ALL
            UNITS            OWNER         INVESTORS' INTERESTS
        ---------------------------------------------------------
              0       George H. Walker               -
        ---------------------------------------------------------
              0       Tobin V. Levy                  -
        ---------------------------------------------------------
              0       Kent A. Clark                  -
        ---------------------------------------------------------
              0       Hugh J. Lawson                 -
        ---------------------------------------------------------
              0       Jennifer Barbetta              -
        ---------------------------------------------------------
              0       Thomas Dobler                  -
        ---------------------------------------------------------
              0       Peter Ort                      -
        ---------------------------------------------------------
              0       Omar Asali                     -
        ---------------------------------------------------------
              0       Melanie Owen                   -
        ---------------------------------------------------------
              0       Directors and                  -
                      executive officers
                      as a group
        ---------------------------------------------------------

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

     The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See
ITEM 1. "BUSINESS--POTENTIAL CONFLICTS OF INTEREST."

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

     The Company pays the Managing Member a Management Fee. See ITEM 1. "BUSINESS--FEES AND EXPENSES."

     Some of the directors and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs and Goldman Sachs affiliates which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2005 and are proposed to provide such services in the current year.

     No directors and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $60,000 in the Company during the year ended December 31, 2005. Certain directors and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors and executive officers from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

BROKERAGE

     The Advisors of the Investment Funds managing their assets directly (including through Advisor Funds) or through Portfolio Companies have the authority to select brokers and dealers from a list approved by the managing member of the Investment Funds, through which to effect transactions on the basis of various factors. The managing member of the Investment Funds requires such Advisors to select executing brokers on a best execution basis, considering price, commissions and commission equivalents, other transaction costs, quality of brokerage services, financing arrangements, creditworthiness and financial stability, financial responsibility and strength, and clearance and settlement capability. The Company does not have oversight over broker and dealer selection by Investment Funds.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by E&Y during those periods.


                                        Year Ended December 31,
                                   2005                         2004
                         -------------------------    --------------------------
Audit Fees               $      120,000 (1)           $       185,000(2)

Audit-Related Fees (3)   $      280,000               $             -

Tax Fees (4)             $       50,000               $        60,000

All Other Fees           $            -               $             -
                         -------------------------    --------------------------
Total                    $      450,000               $       245,000
                         =========================    ==========================

(1) Year ended December 31, 2005 includes $45,000 for the review of this annual report on Form 10-K and the Company's quarterly reports on Form 10-Q.

(2) Year ended December 31, 2004 includes $115,000 for the review of the Company's Registration Statement, this annual report on Form 10-K and the Company's quarterly reports on Form 10-Q.

(3) Year ended December 31, 2005 audit-related fees are for Sarbanes Oxley 404 consultation, documentation and testing.

(4) Tax services primarily involve assistance with the preparation of tax returns and K-1s.

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

                                  PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents Filed as Part of this Annual Report:

          1.   Financial Statements.

               DESCRIPTION OF FINANCIAL STATEMENTS                  PAGE
               -----------------------------------                 NUMBER
                                                                   ------
               Goldman Sachs Hedge Fund Partners, LLC Financial
               Statements

               Report of Independent Registered Public Accounting
               Firm..............................................   F-2

               Schedule of Investments as of December 31, 2005
               and 2004..........................................   F-3

               Balance Sheet as of December 31, 2005 and 2004....   F-5

               Statement of Operations for the years ended
               December 31, 2005, 2004 and 2003..................   F-6

               Statement of Changes in Members' Equity for the
               years ended December 31, 2005, 2004 and 2003......   F-7

               Statement of Cash Flows for the years ended
               December 31, 2005, 2004 and 2003..................   F-8

               Notes to Financial Statements.....................   F-9

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

                               GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
                               (Registrant)


                               By:  Goldman Sachs Hedge Fund Strategies LLC
                               Managing Member


                               By:  /s/ Tobin V. Levy
                                  --------------------------------
                                 Name:  Tobin V. Levy
                                 Title: Managing Director and Chief
                                        Financial Officer

Date:  March 31, 2006

                             INDEX OF EXHIBITS



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

   3* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the LLC Agreement also defines the rights of the holders of Units of the Company) (filed as
               Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.1* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.2* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2006 (filed as Exhibit 10.2 to the 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.3* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.4* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Event Driven, LLC, dated as of January 1, 2006 (filed as Exhibit 10.4 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

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

   14.1* Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).

   14.2        Amended  Code  of  Ethics  for  Goldman   Sachs  Hedge  Fund
               Strategies LLC.

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

*Previously filed.

                       INDEX OF FINANCIAL STATEMENTS
                       -----------------------------


                                                                PAGE
DESCRIPTION OF FINANCIAL STATEMENTS                            NUMBER
-----------------------------------                            ------

Goldman Sachs Hedge Fund Partners, LLC Financial Statements

Report of Independent Registered Public Accounting Firm.........F-2

Schedule of Investments as of December 31, 2005 and 2004........F-3

Balance Sheet as of December 31, 2005 and 2004..................F-5

Statement of Operations for the years ended December 31,
2005, 2004 and 2003.............................................F-6

Statement of Changes in Members' Equity for the years ended
December 31, 2005, 2004 and 2003................................F-7

Statement of Cash Flows for the years ended December 31,
2005, 2004 and 2003.............................................F-8

Notes to Financial Statements...................................F-9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Managing Member and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the "Company"), as of December 31, 2005 and 2004, and the related statements of operations, changes in members' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the managing member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2005 and 2004, the results of its operations, changes in its members' equity and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



                                                  ERNST & YOUNG LLP

New York, New York
March 28, 2006

                                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                                   SCHEDULE OF INVESTMENTS

                                                  DECEMBER 31, 2005 AND 2004


                                                 2005                                              2004
                            --------------------------------------------------  --------------------------------------------
                                                  % of       % of adjusted                         % of       % of adjusted
                                 Fair           members'       members'            Fair          members'        members'
        Investee                 value         equity(1)       equity(2)           value         equity(1)      equity(2)
-----------------------   ----------------  -------------  ----------------  ---------------   ------------  ---------------
Goldman Sachs Global
Equity Long/Short, LLC   $    294,096,911        37.97%           26.21%     $  226,276,134       23.63%            20.84%

Goldman Sachs Global
Event Driven, LLC             301,443,254        38.91%           26.86%        268,186,702       28.01%            24.69%

Goldman Sachs Global
Relative Value, LLC           317,728,892        41.02%           28.32%        350,409,379       36.60%            32.27%

Goldman Sachs Global
Tactical Trading, LLC         211,060,876        27.25%           18.81%        248,081,137       25.91%            22.84%
                          ----------------  -------------  ----------------  ---------------   ------------  ---------------
Total investments
(cost $949,298,808 and
$945,867,114,
respectively)            $  1,124,329,933       145.15%          100.20%    $ 1,092,953,352      114.15%           100.64%
                         ================  =============  ================  ===============   ============  ===============

(1) Members' equity used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity used in the calculation of the investments as a % of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005 and Redemptions payable in the amount of and $128,546,636 that was payable at December 31, 2004.


                          See accompanying notes

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                          SCHEDULE OF INVESTMENTS

                   DECEMBER 31, 2005 AND 2004 (continued)


Underlying investment information required to make a complete presentation of the Company's aggregate proportionate share of the underlying investments of the Investees is not available from certain Investees. Where such information is available, the Company's aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company's members' equity, would be disclosed.


The Company's aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company's members' equity.

                                                                             2005
------------------------------------------------------------------------------------------------------------------------
                                                                                                              % OF
                                                                         PROPORTIONATE                      ADJUSTED
                                                                            SHARE OF      % OF MEMBERS'     MEMBERS'
                     INVESTEE                   UNDERLYING INVESTMENT      FAIR VALUE          EQUITY       EQUITY(2)
-------------------------------------------- -------------------------- ---------------- --------------   --------------
Goldman Sachs Global Event Driven, LLC       OZ Domestic Partners, LP      23,653,904          3.04%         2.10%
Goldman Sachs Global Relative Value, LLC     OZ Domestic Partners, LP      18,712,511          2.41%         1.66%


(1) Members' equity used in the calculation of the underlying investments held by the Investees as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity used in the calculation of the underlying investments held by the Investees as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

                                                    See accompanying notes.


                                           GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                                        BALANCE SHEET

                                                  DECEMBER 31, 2005 AND 2004

                                                            ASSETS
                                                            ------
                                                                                    2005                      2004
                                                                           ---------------------      --------------------
Assets:
      Investments (cost $949,298,808 and
              $945,867,114, respectively)                                  $      1,124,329,933       $     1,092,953,352
      Cash and cash equivalence                                                         706,812                   218,797
                                                                           ---------------------      --------------------
          Total assets                                                     $      1,125,036,745       $     1,093,172,149
                                                                           =====================      ====================

                                               LIABILITIES AND MEMBERS' EQUITY
                                               -------------------------------

Liabilities:
      Redemptions payable                                                  $        347,523,596       $       128,546,636
      Due to managing member                                                          2,321,114                 3,247,774
      Due to bank                                                                        10,112                 3,000,000
      Accounts payable and accrued liabilities                                          583,040                   922,506
                                                                           ---------------------      --------------------
          Total liabilities                                                         350,437,862               135,716,916

Members' equity (units outstanding 6,507,125.18 and
       8,106,803.34, respectively)                                                  774,598,883               957,455,233
                                                                           ---------------------      --------------------

          Total liabilities and members' equity                            $      1,125,036,745       $     1,093,172,149
                                                                           =====================      ====================

Analysis of members' equity:
      Net capital contributions, accumulated net investment
           income/(loss) and realized profit/(loss)                        $        599,567,758       $       810,368,995
      Accumulated net unrealized profit/(loss)                             $        175,031,125       $       147,086,238
                                                                           =====================      ====================


                                                   See accompanying notes.


                                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                                   STATEMENT OF OPERATIONS

                                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                          2005                   2004                     2003
                                                -----------------      -----------------       -----------------
Income from trading:
    Equity in earnings of investees:
       Realized profit/(loss)                   $     38,871,694       $     18,366,046        $        241,972
       Changed in unrealized profit/(loss)            27,944,887             53,652,341              81,612,423
                                                -----------------      -----------------       -----------------

        Net trading profit/(loss)                     66,816,581             72,018,387              81,854,395

Interest income                                          161,801                495,194                  97,943

Expenses:
    Management fee                                    13,560,772             12,234,696               9,666,257
    Professional fees                                  1,237,030              1,641,442               1,053,505
    Interest expense                                      37,747                546,069                      -
    Miscellaneous expenses                                 1,199                 35,645                  13,910
                                                -----------------      -----------------       -----------------
         Total expenses                               14,836,748             14,457,852              10,733,672
                                                -----------------      -----------------       -----------------
        Net investment income/(loss)                 (14,674,947)           (13,962,658)            (10,635,729)
                                                -----------------      -----------------       -----------------

Net income/(loss)                                     52,141,634             58,055,729              71,218,666

    Less:  Incentive allocation to the
           managing member                             2,615,216              2,902,854               3,560,865
                                                -----------------      -----------------       -----------------
Net income/(loss) available for pro-rata
    allocation to members                       $     49,526,418       $     55,152,875        $     67,657,801
                                                =================      =================       =================


                                                   See accompanying notes.


                                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                           STATEMENT OF CHANGES IN MEMBERS' EQUITY

                                    FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                           Managing                                                            Total
                                           member's               Members'              Members'              members'
                                           equity                  units                equity                equity
                                       ---------------     --------------------     -----------------     -----------------
Balance at December 31, 2002          $        469,759             3,738,439.26     $     382,756,502     $     383,226,261

Subscriptions                                        -             5,228,815.64           524,318,830           524,318,830
Redemptions                                 (4,030,624)             (369,584.81)          (41,487,391)          (45,518,015)
Share class conversion                               -               (57,157.68)                    -                    -
Allocations of net income/(loss):
   Incentive allocation                      3,560,865                        -                     -             3,560,865
   Pro-rata allocation                               -                        -            67,657,801            67,657,801
                                       ---------------     --------------------     -----------------     -----------------

Balance at December 31, 2003                         -             8,540,512.41           933,245,742           933,245,742

Subscriptions                                        -             1,238,393.44           126,385,622           126,385,622
Redemptions                                 (2,902,854)           (1,321,377.58)         (157,329,006)         (160,231,860)
Share class conversion                               -              (350,724.93)                    -                     -
Allocations of net income/(loss):
   Incentive allocation                      2,902,854                        -                     -             2,902,854
   Pro-rata allocation                               -                        -            55,152,875            55,152,875
                                       ---------------     --------------------     -----------------     -----------------

Balance at December 31, 2004                         -             8,106,803.34           957,455,233           957,455,233

Subscriptions                                        -             2,253,291.93           225,329,193           225,329,193
Redemptions                                 (2,615,216)           (3,708,281.88)         (457,711,961)         (460,327,177)
Share class conversion                               -              (144,688.21)                    -                     -
Allocations of net income/(loss):
   Incentive allocation                      2,615,216                        -                     -             2,615,216
   Pro-rata allocation                               -                        -            49,526,418            49,526,418
                                       ---------------     --------------------     -----------------     -----------------

Balance at December 31, 2005          $              -             6,507,125.18     $     774,598,883     $     774,598,883
                                       ===============     ====================     =================     =================



                                                   See accompanying notes.


                                            GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                                                   STATEMENT OF CASH FLOWS

                                    FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003



                                                                    2005                2004                 2003
                                                             ----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                       $    52,141,634     $    58,055,729      $    71,218,666

Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
     Purchases of investments                                   (192,640,000)       (174,845,756)        (507,973,827)
     Proceeds from sales of investments                          228,080,000         124,823,619            2,500,000
     Realized profit/(loss) from sales of
        investments                                              (38,871,694)        (18,366,046)            (241,972)
     Change in unrealized profit/(loss)                          (27,944,887)        (53,652,341)         (81,612,423)

(Increase)/decrease in operating assets:
     Other assets                                                          -              77,464              (77,464)
Increase/(decrease) in operating liabilities:
     Due to managing member                                         (926,660)           (721,913)           3,211,779
     Accounts payable and accrued liabilities
                                                                    (339,466)            753,631              (31,769)
                                                             ----------------    ----------------     ----------------

Net cash from operating activities                                19,498,927         (63,875,613)        (513,007,010)
                                                             ----------------    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                               225,329,193         126,385,622          524,318,830
     Redemptions                                                (241,350,217)        (66,214,849)         (10,988,390)
     Increase (decrease) in Due to bank                           (2,989,888)        (44,500,000)          47,500,000
                                                             ----------------    ----------------     ----------------

Net cash from financing activities                               (19,010,912)         15,670,773          560,830,440
                                                             ----------------    ----------------     ----------------

     Net change in cash and cash equivalents                         488,015         (48,204,840)          47,823,430

Cash and cash equivalents at beginning of year                       218,797          48,423,637              600,207
                                                             ----------------    ----------------     ----------------

Cash and cash equivalents at end of year                     $       706,812     $       218,797      $    48,423,637
                                                             ================    ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the year for interest        $        27,635     $       546,069                    -
                                                             ================    ================     ================



                          See accompanying notes.

                   GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value, LLC ("GRV") and Goldman Sachs Global Tactical Trading, LLC ("GTT") (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Hedge Fund Strategies LLC ("GS HFS"), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

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

Consolidation
-------------

During the years ended December 31, 2005 and 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company's ownership in the Investees at December 31, 2005 and 2004:

                                                  December 31, 2005
             ------------------------------------------------------------------------------------------
                                                     % owned by          Adjusted        Adjusted %
                 Company             Investee           the              Investee       owned by the
                investment          equity (1)       Company(1)         equity (2)       Company(2)
             ------------------ ------------------- ------------- ------------------- -----------------
GELS         $     294,096,911   $    816,334,736     36.03%       $    971,851,587        30.26%
GED                301,443,254        971,795,729     31.02%          1,014,743,053        29.71%
GRV                317,728,892        397,729,785     79.89%            742,911,706        42.77%
GTT                211,060,876        316,096,988     66.77%            484,726,735        43.54%
             ------------------
   Total     $   1,124,329,933
             ==================



                                     December 31, 2004
             ----------------------------------------------------
                 Company             Investee        % owned by
                investment            equity        the Company
             ----------------------------------------------------
GELS         $     226,276,134   $   694,878,944       32.56%
GED                268,186,702       860,469,969       31.17%
GRV                350,409,379       617,008,832       56.79%
GTT                248,081,137       635,662,057       39.03%
             ------------------
   Total     $   1,092,953,352
             ==================

(1) The Investees' equity used in the calculation of the % owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2) The Adjusted Investees' Equity used in the calculation of the % owned by the Company represents Investees' equity excluding Redemptions that were paid after December 31, 2005.

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase which are not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Allocation of net income/(loss)
-------------------------------

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member's capital account bears to the total balance of all members' capital accounts. The managing member receives an annual incentive allocation equal to five percent of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation.

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


NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value as determined by the Advisors. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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


The following table summarizes the Company's Equity in earnings of investees for the year ended December 31, 2005, 2004 and 2003:

                                                                  Year Ended December 31,
--------------------------    ------------    -------------------------------------------------------------
Investee                       Liquidity            2005                  2004                 2003
--------------------------    ------------    ------------------    -----------------    ------------------
GELS                              (1)         $       25,751,277    $      17,695,686    $     15,645,066
GED                               (2)                 20,855,652           27,901,912          28,258,987
GRV                               (3)                 12,266,713           17,918,978          19,361,520
GTT                               (4)                  7,942,939            8,501,811          18,588,822
                                              ------------------    -----------------    ------------------
           Total                              $       66,816,581    $      72,018,387    $     81,854,395
                                              ==================    =================    ==================

(1) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.
(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.
(3) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, redemptions were made semi-annually with 45 days' notice, or at the sole discretion of the managing member and a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.
(4) Redemptions can be made semi-annually with 60 days' notice, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 61 days' notice.

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

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at December 31, 2005, 2004 and 2003. The weighted average is based on the period end market values of each Advisor investment in proportion to the Investee's total investments. The fee rates used are the actual rates charged by each Advisor.

                                 2005                              2004                               2003
                 -------------------------------    ------------------------------    --------------------------------
Investee           Management        Incentive        Management       Incentive          Management       Incentive
                      fees              fee             fees              fee                fees             fee
-------------    ---------------    ------------    --------------    ------------    ----------------    ------------
GELS                 1.50%             19.94%           1.42%           20.00%             1.27%             19.78%
GED                  1.47%             19.92%           1.43%           19.94%             1.44%             19.93%
GRV                  1.65%             20.88%           1.57%           20.76%             1.53%             20.60%
GTT                  2.02%             20.63%           2.05%           20.46%             1.96%             19.97%


The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at December 31, 2005 and 2004:

            Investee                      12/31/2005              12/31/2004
----------------------------------    --------------------    -----------------

GELS                                     $ 241,980,239           $ 193,714,595
GED                                        236,665,601             213,989,105
GRV                                        282,956,248             315,948,238
GTT                                        187,696,720             222,215,176
                                      -----------------     -------------------

     Total                               $ 949,298,808           $ 945,867,114
                                      =================     ===================

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, the Company pays a monthly administration fee to SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the year ended December 31, 2005, 2004 and 2003, the administration fee charged at the Investee level totaled $713,242, $1,960,131 and $1,539,364, respectively.

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI serves as the administrator for each of the Investees.

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


NOTE 5 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at December 31, 2005 and 2004.

Included in the Redemptions payable on the Balance Sheet at December 31, 2005 and 2004 were redemptions due to the managing member of $2,615,216 and $2,902,854, respectively.

Goldman, Sachs & Co. ("GS&Co."), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS&Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at December 31, 2005, 2004 and 2003.


NOTE 6 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a financial institution. The Company may request to borrow up to $45,000,000, at the discretion of the financial institution. Effective, September 1, 2005, the Company may request to borrow up to $40,000,000 at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is the London Interbank Offering Rate ("LIBOR"), plus 0.85%. There were no borrowings outstanding at December 31, 2005 and $3,000,000 was outstanding at December 31, 2004, which is included in Due to bank on the Balance Sheet. The Company granted a security interest in the Company's cash accounts and any other accounts that contain any other investment property of the Company. Effective January 3, 2006, the Company may request to borrow up to $76,000,000.

Prior to November 24, 2004, the Company entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was LIBOR plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.


NOTE 7 - MEMBERS' EQUITY
------------------------

At December 31, 2005 and 2004, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units and effective January 1, 2004, Class A Series 2 through Class A Series 10 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the year ended December 31, 2005 and 2004 are as follows:

                                       Year ended December 31, 2005                    Year ended December 31, 2004
                              ----------------------------------------------    -------------------------------------------
                                     Units                   Amount                   Units                  Amount
                              --------------------    ----------------------    -------------------    --------------------
Share Class Conversion
=============================
       Class A
           Series 1                    911,205.28       $       109,573,710           4,493,143.70       $     512,003,655
           Series 2                       (687.41)                  (71,818)           (415,994.14)            (44,920,761)
           Series 3                    (83,221.74)               (8,734,155)           (752,365.57)            (80,402,510)
           Series 4                    (12,734.34)               (1,346,355)           (879,574.26)            (94,683,681)
           Series 5                    (17,500.00)               (1,850,110)           (654,391.41)            (69,753,438)
           Series 6                   (298,400.00)              (31,325,187)           (836,120.00)            (86,760,878)
           Series 7                   (412,100.00)              (42,863,013)         (1,210,045.71)           (125,529,478)
           Series 8                   (231,250.00)              (23,383,072)            (86,289.39)             (9,029,305)
           Series 9                             -                         -              (8,313.51)               (845,096)
           Series 10                            -                         -                (774.64)                (78,508)
                              --------------------    ----------------------    -------------------    --------------------
Total                                 (144,688.21)      $                 -            (350,724.93)      $               -
                              ====================    === ==================    ===================    ====================

Subscriptions
       Class A
           Series 1                             -      $                  -             182,499.95       $      20,796,273
           Series 2                             -                         -                 687.41                  68,741
           Series 3                             -                         -              83,221.74               8,322,174
           Series 4                             -                         -              12,734.34               1,273,434
           Series 5                             -                         -              17,500.00               1,750,000
           Series 6                             -                         -             298,400.00              29,840,000
           Series 7                             -                         -             412,100.00              41,210,000
           Series 8                             -                         -             231,250.00              23,125,000
           Series 9                    244,566.36                24,456,636                      -                       -
           Series 10                   546,895.41                54,689,541                      -                       -
           Series 11                   313,250.00                31,325,000                      -                       -
           Series 12                   282,000.00                28,200,000                      -                       -
           Series 13                   305,217.66                30,521,766                      -                       -
           Series 14                   294,000.00                29,400,000                      -                       -
           Series 15                   128,500.00                12,850,000                      -                       -
           Series 16                    52,500.00                 5,250,000                      -                       -
           Series 17                    10,000.00                 1,000,000                      -                       -
           Series 18                    51,262.50                 5,126,250                      -                       -
           Series 19                    12,000.00                 1,200,000                      -                       -
           Series 20                    13,100.00                 1,310,000                      -                       -
                              --------------------    ----------------------    -------------------    --------------------
Total                                2,253,291.93      $        225,329,193           1,238,393.44       $     126,385,622
                              ====================    ======================    ===================    ====================




                                      Year Ended December 31, 2005                     Year Ended December 31, 2004
                              ----------------------------------------------    -------------------------------------------
                                     Units                   Amount                   Units                  Amount
                              --------------------    ----------------------    -------------------    --------------------
Redemptions
       Class A
           Series 1                  3,549,600.61      $        441,034,885           1,321,377.58      $      157,329,006
           Series 9                     34,090.66                 3,553,991                      -                       -
           Series 10                    52,240.59                 5,492,810                      -                       -
           Series 11                    10,000.00                 1,041,174                      -                       -
           Series 12                    19,000.00                 1,989,089                      -                       -
           Series 13                    25,850.01                 2,747,295                      -                       -
           Series 14                    17,500.01                 1,852,717                      -                       -
                              --------------------    --- ------------------    -------------------    --- ----------------
       Total                         3,708,281.88      $        457,711,961           1,321,377.58      $      157,329,006
                              ====================    === ==================    ===================    === ================


At December 31, 2005 and 2004, members' equity consists of the following:

                                              December 31, 2005                             December 31, 2004
                                  -------------------------------------------    -----------------------------------------
                                       Units                    Net                    Units                  Net
                                    outstanding             asset value             outstanding           asset value
                                  -----------------     ---------------------    ------------------    -------------------
Non-managing members
       Class A
           Series 1                   4,412,514.52       $       554,854,668          7,050,909.85      $     847,881,523
           Series 2                              -                         -                687.41                 71,818
           Series 3                              -                         -             83,221.74              8,734,155
           Series 4                              -                         -             12,734.34              1,346,355
           Series 5                              -                         -             17,500.00              1,850,110
           Series 6                              -                         -            298,400.00             31,325,187
           Series 7                              -                         -            412,100.00             42,863,013
           Series 8                              -                         -            231,250.00             23,383,072
           Series 9                     210,475.70                22,009,240                     -                      -
           Series 10                    494,654.82                52,022,308                     -                      -
           Series 11                    303,250.00                31,573,596                     -                      -
           Series 12                    263,000.00                27,533,177                     -                      -
           Series 13                    279,367.65                29,690,733                     -                      -
           Series 14                    276,499.99                29,272,927                     -                      -
           Series 15                    128,500.00                13,455,578                     -                      -
           Series 16                     52,500.00                 5,421,351                     -                      -
           Series 17                     10,000.00                 1,023,103                     -                      -
           Series 18                     51,262.50                 5,179,803                     -                      -
           Series 19                     12,000.00                 1,233,270                     -                      -
           Series 20                     13,100.00                 1,329,129                     -                      -
                                  -----------------     ---------------------    ------------------    -------------------
                Subtotal              6,507,125.18       $       774,598,883          8,106,803.34      $     957,455,233
                                  =================                              ==================
    Managing member                                                        -                                           -
                                                        ---------------------                          -------------------
    Total members' equity                                $       774,598,883                            $     957,455,233
                                                        =====================                          ===================



Effective January 1, 2003, Class A Series 2 through Class A Series 9 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the year ended December 31, 2003 were as follows:

                                        Year Ended December 31, 2003
                                 -------------------------------------------
                                       Units                  Amount
                                 -------------------    --------------------
Share class conversion
       Class A
           Series 1                   3,260,399.10       $     338,995,791
           Series 2                    (243,082.49)            (25,250,693)
           Series 3                    (666,920.13)            (68,821,429)
           Series 4                    (453,500.00)            (46,408,355)
           Series 5                    (284,000.00)            (29,115,024)
           Series 6                    (374,618.85)            (38,028,035)
           Series 7                    (622,822.97)            (62,750,159)
           Series 8                    (377,062.34)            (38,374,169)
           Series 9                    (295,550.00)            (30,247,927)
                                 -------------------    --------------------
Total                                   (57,157.68)      $               -
                                 ===================    ====================

Subscriptions
       Class A
           Series 1                      361,728.64      $      37,610,130
           Series 2                      425,994.14             42,599,414
           Series 3                      752,365.57             75,236,557
           Series 4                      879,574.26             87,957,426
           Series 5                      654,391.41             65,439,141
           Series 6                      841,120.00             84,112,000
           Series 7                    1,217,902.52            121,790,252
           Series 8                       86,650.95              8,665,095
           Series 9                        8,313.51                831,351
           Series 10                         774.64                 77,464
                                 -------------------    --------------------
Total                                  5,228,815.64      $     524,318,830
                                 ===================    ====================

Redemptions
       Class A
           Series 1                      346,366.44      $       39,035,825
           Series 2                       10,000.00               1,079,841
           Series 6                        5,000.00                 518,829
           Series 7                        7,856.81                 815,062
           Series 8                          361.56                  37,834
                                 -------------------    --------------------
Total                                    369,584.81      $       41,487,391
                                 ===================    ====================



At December 31, 2003, members' equity consists of the following:

                                                December 31, 2003
                                     -----------------------------------------
                                           Units                  Net
                                        outstanding           asset value
                                     ------------------    -------------------
Non-managing members
       Class A
           Series 1                       3,696,643.78      $     421,242,087
           Series 2                         415,994.14             44,920,761
           Series 3                         752,365.57             80,402,510
           Series 4                         879,574.26             94,683,681
           Series 5                         654,391.41             69,753,438
           Series 6                         836,120.00             86,760,878
           Series 7                       1,210,045.71            125,529,478
           Series 8                          86,289.39              9,029,305
           Series 9                           8,313.51                845,096
           Series 10                            774.64                 78,508
                                     ------------------    -------------------
                Subtotal                  8,540,512.41      $     933,245,742
                                     ==================

    Managing member                                                         -
                                                           -------------------

    Total members' equity                                   $     933,245,742
                                                           ===================

NOTE 8 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the year ended December 31, 2005 are as follows:

                                                              Class A    Class A     Class A     Class A     Class A
                                                             Series 1   Series 9    Series 10   Series 11   Series 12
                                                          ------------  ---------  -----------  ----------  ----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 120.25    $ 100.00    $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                                7.44        6.17        6.73        5.49        5.99
       Net investment income/(loss)                            (1.94)      (1.60)      (1.56)      (1.37)      (1.30)
                                                          ------------  ---------  -----------  ----------  ----------
          Total income/(loss) from operations                   5.50        4.57        5.17        4.12        4.69
                                                          ------------  ---------  -----------  ----------  ----------
  Net asset value, end of period                            $ 125.75    $ 104.57    $ 105.17    $ 104.12    $ 104.69
                                                          ============  =========  ===========  ==========  ==========
  Ratios to average net assets (annualized):
       Expenses                                                1.36%       1.37%       1.37%       1.37%       1.36%
       Incentive allocation                                    0.22%       0.24%       0.27%       0.21%       0.24%
                                                          ------------  ---------  -----------  ----------  ----------
          Total expenses and incentive allocation              1.58%       1.61%       1.64%       1.58%       1.60%
                                                          ============  =========  ===========  ==========  ==========
          Net investment income/(loss)                        (1.57%)     (1.59%)     (1.62%)     (1.57%)     (1.59%)
                                                          ============  =========  ===========  ==========  ==========
  Total return (prior to incentive allocation)                 4.79%       4.81%       5.44%       4.33%       4.93%
  Incentive allocation                                        (0.22%)     (0.24%)     (0.27%)     (0.21%)     (0.24%)
                                                          ------------  ---------  -----------  ----------  ----------
          Total return                                         4.57%       4.57%       5.17%       4.12%       4.69%
                                                          ============  =========  ===========  ==========  ==========
                                                              Class A    Class A     Class A     Class A     Class A
                                                             Series 13  Series 14   Series 15   Series 16   Series 17
                                                          ------------  ---------  -----------  ----------  ----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 100.00    $ 100.00    $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                                7.58        7.04        5.71        4.06        2.93
       Net investment income/(loss)                            (1.30)      (1.17)      (1.00)      (0.80)      (0.62)
                                                          ------------  ---------  -----------  ----------  ----------
          Total income/(loss) from operations                   6.28        5.87        4.71        3.26        2.31
                                                          ------------  ---------  -----------  ----------  ----------

  Net asset value, end of period                            $ 106.28    $ 105.87    $ 104.71    $ 103.26    $ 102.31
                                                          ============  =========  ===========  ==========  ==========

  Ratios to average net assets (annualized):
       Expenses                                                1.37%       1.36%       1.36%       1.35%       1.33%
       Incentive allocation                                    0.32%       0.30%       0.24%       0.17%       0.12%
                                                          ------------  ---------  -----------  ----------  ----------
          Total expenses and incentive allocation              1.69%       1.66%       1.60%       1.52%       1.45%
                                                          ============  =========  ===========  ==========  ==========

          Net investment income/(loss)                        (1.67%)     (1.64%)     (1.59%)     (1.52%)     (1.44%)
                                                          ============  =========  ===========  ==========  ==========

  Total return (prior to incentive allocation)                 6.60%       6.17%       4.95%       3.43%       2.43%
  Incentive allocation                                        (0.32%)     (0.30%)     (0.24%)     (0.17%)     (0.12%)
                                                          ------------  ---------  -----------  ----------  ----------
          Total return                                         6.28%       5.87%       4.71%       3.26%       2.31%
                                                          ============  =========  ===========  ==========  ==========

                                                              Class A    Class A     Class A
                                                             Series 18  Series 19   Series 20
                                                          ------------  ---------  -----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                                1.48        3.20        1.70
       Net investment income/(loss)                            (0.44)      (0.43)      (0.24)
                                                          ------------  ---------  -----------
          Total income/(loss) from operations                   1.04        2.77        1.46
                                                          ------------  ---------  -----------

  Net asset value, end of period                            $ 101.04    $ 102.77    $ 101.46
                                                          ============  =========  ===========
  Ratios to average net assets (annualized):
       Expenses                                                1.33%       1.33%       1.31%
       Incentive allocation                                    0.06%       0.14%       0.08%
                                                          ------------  ---------  -----------
          Total expenses and incentive allocation              1.39%       1.47%       1.39%
                                                          ============  =========  ===========

          Net investment income/(loss)                        (1.38%)     (1.46%)     (1.38%)
                                                          ============  =========  ===========

  Total return (prior to incentive allocation)                 1.10%       2.92%       1.54%
  Incentive allocation                                        (0.06%)     (0.15%)     (0.08%)
                                                          ------------  ---------  -----------
          Total return                                         1.04%       2.77%       1.46%
                                                          ============  =========  ===========



Financial highlights for the Company for the year ended December 31, 2004 are as follows:

                                                              Class A    Class A     Class A     Class A     Class A
                                                             Series 1   Series 2    Series 3    Series 4    Series 5
                                                          ------------  ---------  -----------  ----------  ----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 113.95    $ 100.00    $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                                8.30        6.05        5.92        6.62        6.49
       Net investment income/(loss)                            (2.00)      (1.57)      (0.97)      (0.89)      (0.77)
                                                          ------------  ---------  -----------  ----------  ----------
          Total income/(loss) from operations                   6.30        4.48        4.95        5.73        5.72
                                                          ------------  ---------  -----------  ----------  ----------

  Net asset value, end of period                            $ 120.25    $ 104.48    $ 104.95    $ 105.73    $ 105.72
                                                          ============  =========  ===========  ==========  ==========

  Ratios to average net assets (annualized):
       Expenses                                                1.48%       1.48%       1.35%       1.32%       1.31%
       Incentive allocation                                    0.28%       0.23%       0.26%       0.29%       0.29%
                                                          ------------  ---------  -----------  ----------  ----------
          Total expenses and incentive allocation              1.76%       1.71%       1.61%       1.61%       1.60%
                                                          ============  =========  ===========  ==========  ==========

          Net investment income/(loss)                        (1.71%)     (1.66%)     (1.58%)     (1.60%)     (1.58%)
                                                          ============  =========  ===========  ==========  ==========

  Total return (prior to incentive allocation)                 5.83%       4.72%       5.21%       6.03%       6.02%
  Incentive allocation                                        (0.30%)     (0.24%)     (0.26%)     (0.30%)     (0.30%)
                                                          ------------  ---------  -----------  ----------  ----------
          Total return                                         5.53%       4.48%       4.95%       5.73%       5.72%
                                                          ============  =========  ===========  ==========  ==========

                                                              Class A    Class A     Class A
                                                             Series 6   Series 7    Series 8
                                                          ------------  ---------  -----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 100.00    $ 100.00    $ 100.00
  Income from operations:

       Net trading profit/(loss)                                5.58        4.43        1.28

       Net investment income/(loss)                            (0.60)      (0.42)      (0.16)
                                                          ------------  ---------  -----------
          Total income/(loss) from operations                   4.98        4.01        1.12
                                                          ------------  ---------  -----------
  Net asset value, end of period                            $ 104.98    $ 104.01    $ 101.12
                                                          ============  =========  ===========

  Ratios to average net assets (annualized):
       Expenses                                                1.28%       1.29%       1.27%
       Incentive allocation                                    0.25%       0.20%       0.06%
                                                          ------------  ---------  -----------
          Total expenses and incentive allocation              1.53%       1.49%       1.33%
                                                          ============  =========  ===========

          Net investment income/(loss)                        (1.54%)     (1.49%)     (1.32%)
                                                          ============  =========  ===========

  Total return (prior to incentive allocation)                 5.24%       4.22%       1.18%
  Incentive allocation                                        (0.26%)     (0.21%)     (0.06%)
                                                          ------------  ---------  -----------
          Total return                                         4.98%       4.01%       1.12%
                                                          ============  =========  ===========

Financial highlights for the Company for the year ended December 31, 2003 are as follows:


                                                          ------------  ---------  -----------  ----------  ----------
                                                             Class A     Class A     Class A     Class A     Class A
                                                            Series 1    Series 2    Series 3    Series 4    Series 5
                                                          ------------  ---------  -----------  ----------  ----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 103.97    $ 100.00    $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                               12.00        9.70        8.43        9.13        7.89
       Net investment income/(loss)                            (2.02)      (1.72)      (1.56)      (1.48)      (1.30)
                                                          ------------  ---------  -----------  ----------  ----------
          Total income/(loss) from operations                   9.98        7.98        6.87        7.65        6.59
                                                          ------------  ---------  -----------  ----------  ----------

  Net asset value, end of period                            $ 113.95    $ 107.98    $ 106.87    $ 107.65    $ 106.59
                                                          ============  =========  ===========  ==========  ==========

  Ratios to average net assets (annualized):
       Expenses                                                1.39%       1.39%       1.38%       1.37%       1.35%
       Incentive allocation                                    0.48%       0.40%       0.35%       0.39%       0.33%
                                                          ------------  ---------  -----------  ----------  ----------
          Total expenses and incentive allocation              1.87%       1.79%       1.73%       1.76%       1.68%
                                                          ============  =========  ===========  ==========  ==========

          Net investment income/(loss)                        (1.86%)     (1.78%)     (1.72%)     (1.74%)     (1.67%)
                                                          ============  =========  ===========  ==========  ==========

  Total return (prior to incentive allocation)                10.11%       8.40%       7.23%       8.05%       6.94%
  Incentive allocation                                        (0.51%)     (0.42%)     (0.36%)     (0.40%)     (0.35%)
                                                          ------------  ---------  -----------  ----------  ----------
          Total return                                         9.60%       7.98%       6.87%       7.65%       6.59%
                                                          ============  =========  ===========  ==========  ==========

                                                          ------------  ---------  -----------  ----------  ----------
                                                            Class A     Class A     Class A     Class A      Class A
                                                           Series 6     Series 7    Series 8    Series 9    Series 10
                                                          ------------  ---------  -----------  ----------  ----------
  Per unit operating performance:
       Net asset value, beginning of period                 $ 100.00    $ 100.00    $ 100.00    $ 100.00    $ 100.00
  Income from operations:
       Net trading profit/(loss)                                4.79        4.61        5.47        1.98        1.55
       Net investment income/(loss)                            (1.02)      (0.87)      (0.83)      (0.33)      (0.20)
                                                          ------------  ---------  -----------  ----------  ----------
          Total income/(loss) from operations                   3.77        3.74        4.64        1.65        1.35
                                                          ------------  ---------  -----------  ----------  ----------

  Net asset value, end of period                            $ 103.77    $ 103.74    $ 104.64    $ 101.65    $ 101.35
                                                          ============  =========  ===========  ==========  ==========

  Ratios to average net assets (annualized):
       Expenses                                                1.34%       1.30%       1.30%       1.28%       1.27%
       Incentive allocation                                    0.20%       0.19%       0.24%       0.09%       0.07%
                                                          ------------  ---------  -----------  ----------  ----------
          Total expenses and incentive allocation              1.54%       1.49%       1.54%       1.37%       1.34%
                                                          ============  =========  ===========  ==========  ==========

          Net investment income/(loss)                        (1.53%)     (1.49%)     (1.54%)     (1.37%)     (1.34%)
                                                          ============  =========  ===========  ==========  ==========

  Total return (prior to incentive allocation)                 3.97%       3.94%       4.88%       1.74%       1.42%
  Incentive allocation                                        (0.20%)     (0.20%)     (0.24%)     (0.09%)     (0.07%)
                                                          ------------  ---------  -----------  ----------  ----------
          Total return                                         3.77%       3.74%       4.64%       1.65%       1.35%
                                                          ============  =========  ===========  ==========  ==========


Total return is calculated for each series taken as a whole. The ratios to average net assets and the total return for each member may vary based on the timing of capital transactions. The ratios of expenses and net investment income/(loss) to average net assets is calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The components of total return are calculated by dividing the change in the per unit value of each component for the period by the net asset value per unit at the beginning of the period. The ratios to average net assets calculated above do not include the Company's proportionate share of net investment income and expenses of the Investees.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were collapsed into Class A Series 1 units, as provided in the Company's private placement memorandum.

Effective January 1, 2006, redemptions from the Company can be made quarterly with 91 days' notice, after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company's amended limited liability company agreement.