Form 10-Q
period 2006-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2006-05-15
CIK 1173394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50723
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3638229 (I.R.S. Employer Identification No.)

701 Mount Lucas Road Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
Registrant’s telephone number, including area code: 609-497-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The Registrant had 5,785,848.48 Units of Limited Liability Company Interests outstanding as of May 15, 2006.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
Schedule of Investments
March 31, 2006 and December 31, 2005

	(Unaudited)			(Audited)
	2006			2005
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)
Goldman Sachs Global Equity Long/Short, LLC	$273,020,210	36.13%	32.81%	$294,096,911	37.97%	26.21%

Goldman Sachs Global Event Driven, LLC	266,409,640	35.26%	32.01%	301,443,254	38.91%	26.86%

Goldman Sachs Global Relative Value, LLC	160,263,095	21.21%	19.26%	317,728,892	41.02%	28.32%

Goldman Sachs Global Tactical Trading, LLC	117,472,220	15.55%	14.11%	211,060,876	27.25%	18.81%

Total investments (cost $662,712,516 and $949,298,808, respectively)	$817,165,165	108.15%	98.19%	$1,124,329,933	145.15%	100.20%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $76,617,985 that was payable at March 31, 2006 and Redemptions payable in the amount of and $347,523,596 that was payable at December 31, 2005.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
Schedule of Investments (continued)
March 31, 2006 and December 31, 2005
The Company’s proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members’ equity at March 31, 2006. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members’ equity.
Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees was not available from certain Investees at December 31, 2005. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.
The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at December 31, 2005.

	2005
				% of
		Proportionate	% of	adjusted
		Share of Fair	members’	members’
Investee	Underlying investment	Value	equity (1)	equity (2)

Goldman Sachs Global Event Driven, LLC	OZ Domestic Partners, LP	$23,653,904	3.04%	2.10%
Goldman Sachs Global Relative Value, LLC	OZ Domestic Partners, LP	$18,712,511	2.41%	1.66%
	Total OZ Domestic Partners, LP	$42,366,415	5.45%	3.76%

(1)
Members’ equity used in the calculation of the underlying investments held by the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity used in the calculation of the underlying investments held by the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
BALANCE SHEET
March 31, 2006 and December 31, 2005

ASSETS

	(Unaudited)	(Audited)
	2006	2005
Assets:
Investments (cost $662,712,516 and $949,298,808, respectively)	$817,165,165	$1,124,329,933
Cash and cash equivalents	17,122,813	706,812

Total assets	$834,287,978	$1,125,036,745

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Redemptions payable	$76,617,985	$347,523,596
Due to managing member	1,719,173	2,321,114
Due to bank	21,042	10,112
Accounts payable and accrued liabilities	352,418	583,040

Total liabilities	78,710,618	350,437,862

Members’ equity (units outstanding 5,743,348.33 and 6,507,125.18, respectively)	755,577,360	774,598,883

Total liabilities and members’ equity	$834,287,978	$1,125,036,745

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$601,124,711	$599,567,758
Accumulated net unrealized profit/(loss)	$154,452,649	$175,031,125

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005
Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$64,413,708	$19,392,177
Changed in unrealized profit/(loss)	(20,578,476)	(17,226,461)

Net trading profit/(loss)	43,835,232	2,165,716

Interest income	211,372	18,591

Expenses:
Management fee	2,553,250	3,216,389
Interest expense	116,177	32,233
Professional fees	103,089	31,350
Miscellaneous expenses	33,626	1,149

Total expenses	2,806,142	3,281,121

Net investment income/(loss)	(2,594,770)	(3,262,530)

Net income/(loss)	41,240,462	(1,096,814)

Less: Incentive allocation to the managing member	2,062,023	13,167

Net income/(loss) available for pro-rata allocation to members	$39,178,439	$(1,109,981)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2006 (Unaudited)
and the year ended December 31, 2005 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity
Balance at December 31, 2004	$—	8,106,803.34	$957,455,233	$957,455,233

Subscriptions	—	2,253,291.93	225,329,193	225,329,193
Redemptions	(2,615,216)	(3,708,281.88)	(457,711,961)	(460,327,177)
Share class conversion	—	(144,688.21)	—	—
Allocations of net income/(loss):
Incentive allocation	2,615,216	—	—	2,615,216
Pro-rata allocation	—	—	49,526,418	49,526,418

Balance at December 31, 2005	—	6,507,125.18	774,598,883	774,598,883

Subscriptions	—	163,560.00	16,356,000	16,356,000
Redemptions	—	(580,254.66)	(76,617,985)	(76,617,985)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	2,062,023	—	—	2,062,023
Pro-rata allocation	—	—	39,178,439	39,178,439

Balance at March 31, 2006	$2,062,023	5,743,348.33	$753,515,337	$755,577,360

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income/(loss)	$41,240,462	$(1,096,814)

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(14,000,000)	(75,260,000)
Proceeds from sales of investments	365,000,000	98,100,000
Realized (profit)/loss from sales of investments	(64,413,708)	(19,392,177)
Change in unrealized (profit)/loss	20,578,476	17,226,461

Increase/(decrease) in operating liabilities:
Due to managing member	(601,941)	(2,181,576)
Accounts payable and accrued liabilities	(230,622)	(403,620)

Net cash from operating activities	347,572,667	16,992,274

Cash flows from financing activities

Subscriptions	16,356,000	110,471,177
Redemptions	(347,523,596)	(128,546,636)
Proceeds from loan	77,515,708	13,482,836
Repayments of loan	(77,504,778)	(12,455,228)

Net cash from financing activities	(331,156,666)	(17,047,851)

Net change in cash and cash equivalents	16,416,001	(55,577)

Cash and cash equivalents at beginning of period	706,812	218,797

Cash and cash equivalents at end of period	$17,122,813	$163,220

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$105,247	$4,625

See accompanying notes.

COLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
Note 1 – Significant accounting policies
Organization and basis of financial statements
Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly–owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.
The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars. Certain reclassifications have been made to previously reported amounts to conform to current year presentation.
The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding.
Consolidation
During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 1 – Significant accounting policies (continued)
Consolidation (continued)
The following table summarizes the Company’s ownership in the Investees at March 31, 2006 and December 31, 2005:

	March 31, 2006
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity (1)	Company(1)	equity (2)	Company(2)

GELS	$273,020,210	$880,593,874	31.00%	$917,685,247	29.75%
GED	266,409,640	921,772,949	28.90%	968,147,745	27.52%
GRV	160,263,095	354,138,843	45.25%	429,672,071	37.30%
GTT	117,472,220	296,063,906	39.68%	338,280,750	34.73%

Total	$817,165,165

	December 31, 2005
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity (1)	Company(1)	equity (2)	Company(2)

GELS	$294,096,911	$816,334,736	36.03%	$971,851,587	30.26%
GED	301,443,254	971,795,729	31.02%	1,014,743,053	29.71%
GRV	317,728,892	397,729,785	79.89%	742,911,706	42.77%
GTT	211,060,876	316,096,988	66.77%	484,726,735	43.54%

Total	$1,124,329,933

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)
The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions that were paid after March 31, 2006 and December 31, 2005, respectively.

In addition, in December 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project (“Scope Project”). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their Investees at fair value. Those entities so qualifying will not need to determine whether their investees should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Company’s net assets or net increase in net assets resulting from operations.
Equity in earnings of investees
Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisors’ management, incentive and administration fees and all other income/expenses. See Note 2 – Investments for further information.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 1 – Significant accounting policies (continued)
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase which are not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.
Allocation of net income/(loss)
Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member’s capital account bears to the total balance of all members’ capital accounts. The managing member receives an annual incentive allocation equal to five percent of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation.
Subscriptions and redemptions
Subscriptions to the Company can be made as of the first day of each calendar quarter or at the sole discretion of the managing member. Redemptions from the Company can be made quarterly after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company’s limited liability agreement. Prior to January 1, 2006, redemptions from the Company could be made semi-annually after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member.
Income taxes
The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company’s taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.
Indemnifications
The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss therefrom to be remote.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 2 – Investments
The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value as determined by the Advisors. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.
The managing member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors and to ensure conformity with GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.
The following table summarizes the Company’s Equity in earnings of investees for the three months ended March 31, 2006 and 2005:

		Three months ended March 31,
Investee	Liquidity	2006	2005
GELS	(1)	$18,923,299	$2,277,599
GED	(2)	13,966,386	4,698,760
GRV	(3)	7,534,203	1,952,934
GTT	(4)	3,411,344	(6,763,577)

Total		$43,835,232	$2,165,716

(1)	Redemptions can be made quarterly with 45 days’ notice, or at the sole discretion of the managing member.

(2)
Effective January 1, 2006, redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the managing member. Prior to January 1, 2006, redemptions could be made semi-annually with 45 days’ notice or at the sole discretion of the managing member.

(3)
Effective January 1, 2006, redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the managing member. Prior to January 1, 2006, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the managing member.

(4)
Effective January 1, 2006, redemptions can be made quarterly with 60 days’ notice (prior to the valuation date), or at the sole discretion of the managing member. Prior to January 1, 2006, redemptions could be made semi-annually with 60 days’ notice (prior to the redemption date), or at the sole discretion of the managing member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 2 – Investments (continued)
Goldman Sachs Global Equity Long/Short, LLC
Goldman Sachs Global Equity Long/Short, LLC seeks attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor’s assessment of fundamental value compared to market price, although Advisors employ a wide range of styles.
Goldman Sachs Global Event Driven, LLC
Goldman Sachs Global Event Driven, LLC seeks attractive risk-adjusted returns with volatility and correlation that is lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.
Goldman Sachs Global Relative Value, LLC
Goldman Sachs Global Relative Value, LLC seeks attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well.
Goldman Sachs Global Tactical Trading, LLC
Goldman Sachs Global Tactical Trading, LLC seeks attractive long-term risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 2 – Investments (continued)
Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at March 31, 2006 and 2005. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

	March 31, 2006		March 31, 2005
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee
GELS	1.58%	19.93%	1.46%	19.85%
GED	1.51%	19.91%	1.45%	19.94%
GRV	1.59%	20.88%	1.63%	20.93%
GTT	2.06%	21.12%	1.99%	20.08%
The Advisors’ management and incentive fees are not paid to the managing member.
The following table summarizes the cost of the Company’s investments in the Investees at March 31, 2006 and December 31, 2005:

Investee	March 31, 2006	December 31, 2005
GELS	$212,910,972	$241,980,239
GED	203,469,782	236,665,601
GRV	141,658,887	282,956,248
GTT	104,672,875	187,696,720

Total	$662,712,516	$949,298,808

Note 3 – Fees
The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.
The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended March 31, 2006 and 2005, the administration fee charged at the Investee level totaled $143,284 and $148,849, respectively.
GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI serves as the administrator for each of the Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 4 – Risk Management
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
Note 5 – Related parties
The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at March 31, 2006 and December 31, 2005.
Included in the Redemptions payable on the Balance Sheet at December 31, 2005 were redemptions due to the managing member of $2,615,216.
Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS & Co. charges fees at prevailing market rates.
Directors and Executive Officers of the managing member own less than 1% of the Company’s equity at March 31, 2006 and December 31, 2005.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 6 – Borrowing facility
On November 24, 2004, the Company entered into a five year credit facility with a financial institution. Effective January 3, 2006, the Company may request to borrow up to $80,000,000, at the discretion of the financial institutional. Prior to January 3, 2006, the Company could request to borrow up to $40,000,000, at the discretion of the financial institution. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000, at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company’s net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company’s net asset value. The effective interest rate on borrowed amounts is the London Interbank Offering Rate (“LIBOR”) plus 0.85%. There were no borrowings outstanding at March 31, 2006 or December 31, 2005.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 7 – Members’ equity
At March 31, 2006 and December 31, 2005, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units and effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the three months ended March 31, 2006 and the year ended December 31, 2005 are as follows:

	Three months ended March 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount
Share Class Conversion
Class A
Series 1	1,747,528.47	$219,744,215	911,205.28	$109,573,710
Series 2	—	—	(687.41)	(71,818)
Series 3	—	—	(83,221.74)	(8,734,155)
Series 4	—	—	(12,734.34)	(1,346,355)
Series 5	—	—	(17,500.00)	(1,850,110)
Series 6	—	—	(298,400.00)	(31,325,187)
Series 7	—	—	(412,100.00)	(42,863,013)
Series 8	—	—	(231,250.00)	(23,383,072)
Series 9	(210,475.70)	(22,009,240)	—	—
Series 10	(494,654.82)	(52,022,308)	—	—
Series 11	(303,250.00)	(31,573,596)	—	—
Series 12	(263,000.00)	(27,533,177)	—	—
Series 13	(279,367.65)	(29,690,733)	—	—
Series 14	(276,499.99)	(29,272,927)	—	—
Series 15	(128,500.00)	(13,455,578)	—	—
Series 16	(52,500.00)	(5,421,351)	—	—
Series 17	(10,000.00)	(1,023,103)	—	—
Series 18	(51,262.50)	(5,179,803)	—	—
Series 19	(12,000.00)	(1,233,270)	—	—
Series 20	(13,100.00)	(1,329,129)	—	—

Total	(347,082.19)	$—	(144,688.21)	$—

Subscriptions
Class A
Series 9	—	$—	244,566.36	$24,456,636
Series 10	—	—	546,895.41	54,689,541
Series 11	—	—	313,250.00	31,325,000
Series 12	—	—	282,000.00	28,200,000
Series 13	—	—	305,217.66	30,521,766
Series 14	—	—	294,000.00	29,400,000
Series 15	—	—	128,500.00	12,850,000
Series 16	—	—	52,500.00	5,250,000
Series 17	—	—	10,000.00	1,000,000
Series 18	—	—	51,262.50	5,126,250
Series 19	—	—	12,000.00	1,200,000
Series 20	—	—	13,100.00	1,310,000
Series 21	20,000.00	2,000,000	—	—
Series 22	126,060.00	12,606,000	—	—
Series 23	17,500.00	1,750,000	—	—

Total	163,560.00	$16,356,000	2,253,291.93	$225,329,193

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 7 – Members’ equity (continued)

	Three months ended March 31, 2006		Year Ended December 31, 2005
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	580,254.66	$76,617,985	3,549,600.61	$441,034,885
Series 9	—	—	34,090.66	3,553,991
Series 10	—	—	52,240.59	5,492,810
Series 11	—	—	10,000.00	1,041,174
Series 12	—	—	19,000.00	1,989,089
Series 13	—	—	25,850.01	2,747,295
Series 14	—	—	17,500.01	1,852,717

Total	580,254.66	$76,617,985	3,708,281.88	$457,711,961

At March 31, 2006 and December 31, 2005, members’ equity consists of the following:

	March 31, 2006		December 31, 2005
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value
Non-managing members
Class A
Series 1	5,579,788.33	$736,766,558	4,412,514.52	$554,854,668
Series 9	—	—	210,475.70	22,009,240
Series 10	—	—	494,654.82	52,022,308
Series 11	—	—	303,250.00	31,573,596
Series 12	—	—	263,000.00	27,533,177
Series 13	—	—	279,367.65	29,690,733
Series 14	—	—	276,499.99	29,272,927
Series 15	—	—	128,500.00	13,455,578
Series 16	—	—	52,500.00	5,421,351
Series 17	—	—	10,000.00	1,023,103
Series 18	—	—	51,262.50	5,179,803
Series 19	—	—	12,000.00	1,233,270
Series 20	—	—	13,100.00	1,329,129
Series 21	20,000.00	2,100,144	—	—
Series 22	126,060.00	12,870,284	—	—
Series 23	17,500.00	1,778,351	—	—

Subtotal	5,743,348.33	$753,515,337	6,507,125.18	$774,598,883

Managing member		2,062,023		—

Total members’ equity		$755,577,360		$774,598,883

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2006
Note 8 – Financial highlights
Financial highlights for the Company for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended
	March 31,
	2006	2005
	Class A	Class A
	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$125.75	$120.25
Income from operations:
Net trading profit/(loss)	7.04	0.25
Net investment income/(loss) (1)(2)	(0.75)	(0.39)

Total income/(loss) from operations	6.29	(0.14)

Net asset value, end of period	$132.04	$120.11

Ratios to average net assets (3)
Expenses	1.36%	1.27%
Incentive allocation	0.25%	0.00%

Total expenses and incentive allocation	1.61%	1.27%

Net investment income/(loss)	(1.51%)	(1.26%)

Total return (prior to incentive allocation) (4)	5.28%	(0.12%)
Incentive allocation (4)	(0.27%)	(0.00%)

Total return (4)	5.01%	(0.12%)

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

(3)
The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions.

(4)
The components of total return are calculated by dividing the change in the per share value of each component for the period by the net asset value per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions.

The per share operating performance, expense ratio and total return are calculated and presented for the initial series of each shares class.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the financial statements of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) and the related notes thereto.
Overview
     The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. Goldman Sachs Hedge Fund Strategies LLC, a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”).
     As of March 31, 2006, the Company had total assets of $834,287,978 compared with total assets of $1,125,036,745 as of December 31, 2005. Total liabilities of the Company were $78,710,618 as of March 31, 2006 compared with $350,437,862 as of December 31, 2005. Member’s equity of the Company was $755,577,360 as of March 31, 2006 compared with $774,598,883 as of December 31, 2005.
     The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company’s assets are invested in the four Investment Funds: Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”).
     Performance of the Company in any period will be dependent upon the performance in the relevant period by the four Investment Funds and the weighted average percentage of the Company’s assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.
     The Company’s results depend on the Managing Member, including in its capacity as managing member of each of the Investment Funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company’s investments and since the Company’s investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Company’s past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
     The following presents a summary of the operations for the three months ended March 31, 2006 and for the three months ended March 31, 2005, and a general discussion of each Investment Fund’s performance during those periods.
Performance for the Three Months Ended March 31, 2006
     The Company’s net trading profit/(loss) for the three months ended March 31, 2006 was $43,835,232 compared to the three month period ended March 31, 2005 of $2,165,716.
Overview
     The Company was designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the first quarter of 2006, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the equity long/short sector. Strong global equity markets, and in particular the European equity markets, were the most significant drivers. The event driven sector also performed well in the first quarter of 2006, with all strategies delivering positive performance, and merger-related strategies and special situations activity proving to be the largest contributors. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of March 31, 2006 as well as each Investment Fund’s net return for the three months ended March 31, 2006.

	Portfolio Weight	Portfolio Weight as	Three Months Ended
	as a % of	a % of Adjusted	March 31, 2006
Investment Fund	Members' Equity (1)	Members' Equity (2)	Net Return (3)
GELS	36.13%	32.81%	7.45%
GED	35.26%	32.01%	5.53%
GRV	21.21%	19.26%	4.93%
GTT	15.55%	14.11%	2.99%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $76,617,985 that was payable at March 31, 2006.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three months ended March 31, 2006, the Company’s Class A Series 1 Units returned 5.01% net of fees and incentive allocation.

The Investment Funds
     Each of the four Investment Funds’ performance during the three months ended March 31, 2006 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
     As of March 31, 2006, GELS represented approximately 33% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2006. GELS returned 7.45% for Class C Series 1 units for the three months ended March 31, 2006.
     Global equity markets were very strong during the first quarter of 2006, with the MSCI World Index up 6.6%. European equities were the strongest of the major developed markets. For the quarter, the MSCI Europe hedged to U.S. dollars rose 8.6% while the Nikkei 225 finished up 6.8%, and the S&P 500 finished up 4.2%. Emerging markets did particularly well during the first quarter, as the MSCI Emerging Markets Index (local) rose 9.6%, while India’s Sensex rose 20%. The rise in emerging markets positively impacted several GELS Advisors who held long positions in those markets.
     In the U.S., small capitalization stock outperformed, with the Russell 2000 Index up 13.9%. This benefited several GELS Advisors with significant small capitalization exposure. Value stocks outperformed growth stocks in the first quarter, with the value components of the Russell 1000 Index outperforming the growth components by 284 basis points. Technology stocks were strong as shown by the NASDAQ’s 6.4% gain for the first quarter. Energy and material stocks were among the better performers, buoyed by high commodity prices. The majority of GELS Advisors were net long these sectors and benefited from this exposure.
     The European equity markets made the most gains among developed world countries in local currency terms due to an improving economic outlook for much of the Eurozone. The three major regional indices, the FTSE 100, the French CAC, and the German DAX, finished the first quarter up 6.2%, 10.7%, and 10.4%, respectively.
     In Japan, equity markets rose modestly, with small capitalization stocks underperforming the broader market as shown by the JASDAQ’s return of (4.8%). Japanese internet stocks were especially hurt during the first quarter due to an accounting scandal at a major internet company which impacted GELS Advisors with exposure to Japan, with a few underperforming the MSCI World Index during the first quarter.
     Approximately half of GELS’ net exposure was outside the U.S. in the first quarter with Europe and Asia comprising the majority of GELS’ non-U.S. exposure. GELS Advisors with significant non-U.S exposure were generally the biggest contributors to GELS’ performance in the first quarter, although nearly all of GELS’ Advisors ended the quarter in positive territory.
Goldman Sachs Global Event Driven, LLC
     As of March 31, 2006, GED represented approximately 32% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2006. GED returned 5.53% for Class C Series 1 units for the three months ended March 31, 2006.
     GED Advisors were profitable across all strategies during the first quarter of 2006, with merger-related strategies and special situations activity proving to be the largest contributors to performance.

     The first quarter of 2006 experienced over $875 billion of global announced mergers and acquisitions activity, a 46% increase compared to the first quarter of 2005, driven by a surge in unsolicited deals, particularly in Europe. Many GED Advisors profited from several noteworthy cross-border transactions, and some GED Advisors also benefited from spread tightening in a couple of large transactions.
     The high yield market was up 2.7% for the first quarter of 2006, with lower quality credits outperforming higher quality names. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, tightened from 371 basis points at the end of 2005 to 313 basis points at the end of March 2006. The auto and airline industries continued to dominate the headlines. In general, GED Advisors continued to seek investments in more senior parts of the capital structure while selectively focusing on distressed and bankrupt credits.
     Credit opportunities/distressed strategies returned 5.04% and contributed 1.54% to GED’s gross income for the three months ended March 31, 2006. Multi strategies returned 5.56% and contributed 3.31% to GED’s gross income for the three months ended March 31, 2006. Risk arbitrage/special situations strategies returned 7.42% and contributed 0.67% to GED’s gross income for the three months ended March 31, 2006.
Goldman Sachs Global Relative Value, LLC
     As of March 31, 2006, GRV represented approximately 19% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2006. GRV returned 4.93% for Class C Series 1 units for the three months ended March 31, 2006.
     Most GRV Advisors were positive in the first quarter of 2006, as they capitalized on opportunities in an improving relative value trading environment.
     GRV Advisors focused on multi-strategy experienced a strong first quarter in 2006 and were the largest contributors to GRV returns. Strong performance was mainly attributed to energy, volatility and credit trading. The ability of GRV Advisors to select good opportunities across geographies, asset classes, and strategies resulted in strong returns.
     GRV Advisors focused on emerging market relative value strategies also experienced strong returns, particularly early in the first quarter, despite a volatile environment in emerging currencies, and local and sovereign markets in March. The J.P. Morgan Emerging Markets Bond Index was down 1.9% in March, but up 1.5% for the first quarter. GRV Advisors’ profits were partially driven by long-biased strategies in countries such as Argentina, Brazil, the Philippines, and Turkey, and by short positions in countries such as Peru and Ukraine. GRV Advisors also benefited from record asset inflows for emerging markets.
     GRV Advisors focused on credit relative value strategies delivered strong results, with most GRV Advisors posting positive returns. GRV Advisors profited primarily from successful selection of long and short individual credit securities. A general increase in corporate activity, i.e., mergers and acquisitions and leveraged buy-outs, especially in Europe, also aided GRV Advisors’ returns. Both investment grade and high yield corporate bond spreads tightened in the first quarter.

     GRV Advisors focused on equity market neutral strategies experienced good performance early in the first quarter of 2006 but posted mixed results by the end of the quarter. Collectively for the first quarter, however, equity market neutral GRV Advisors were positive. Overall, GRV Advisors with models emphasizing momentum factors tended to outperform those with models favoring value factors. Also, GRV Advisors focusing more on Europe outperformed those focusing on other geographical areas such as the U.S. and Japan.
     Fixed income relative value GRV Advisors had mixed results for the first quarter of 2006 during a difficult trading environment and as a group were slightly negative. The U.S. Treasury market experienced a relatively flat yield curve for most of the first quarter with slight inversion in parts of February and March. Yield curve volatility also decreased over the course of the first quarter causing long volatility based GRV Advisors to suffer losses.
     Multi-strategy GRV Advisors returned 7.81% and contributed 3.50% to GRV’s gross income for the three months ended March 31, 2006. Emerging markets relative value GRV Advisors returned 4.36% and contributed 0.38% to GRV’s gross income for the three months ended March 31, 2006. Credit relative value GRV Advisors returned 2.55% and contributed 0.39% to GRV’s gross income for the three months ended March 31, 2006. Equity market neutral GRV Advisors returned 2.51% and contributed 0.35% to GRV’s gross income for the three months ended March 31, 2006. Fixed income relative value GRV Advisors returned 1.78% and contributed 0.28% to GRV’s gross income for the three months ended March 31, 2006.
Goldman Sachs Global Tactical Trading, LLC
     As of March 31, 2006, GTT represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2006. GTT returned 2.99% for Class C Series 1 units for the three months ended March 31, 2006.
     GTT’s profits in the first quarter of 2006 were generated from a diversified set of markets, with investors focused primarily on the issues of global growth, inflation, and the course of monetary policy in the world’s three largest economies—the U.S., Eurozone, and Japan.
     Commodities trading was positive in the first quarter of 2006, led by long positions in precious and base metals. Base metals rose toward record prices as supply was stretched to meet increased demand from emerging economies such as China and India. Gold prices rose materially on the quarter, as investors sought shelter from signs of rising inflation. Silver also finished the quarter materially higher. Frequent sharp reversals throughout the first quarter created difficult trading environments within grain and energy markets, yielding modest losses.
     Fixed income trading was a substantial contributor to returns the first quarter of 2006. Despite early losses in long positions in most regions, managers were able to shift positioning and profit from the trend toward higher global yields. Interest rates rose as investors anticipated that higher global growth and impending energy-driven inflation would force central banks in the world’s largest economies to raise interest rates. In the U.S. the market was acutely focused on the tightening path of the Federal Reserve and opinions of new the Chairman, Ben Bernanke. Short positions in Japan also proved to be profitable as the Bank of Japan abandoned its policy of quantitative easing, paving the way for higher interest rates.
     Equity index trading was positive on the first quarter, driven by long positions in Europe, Japan, and emerging markets. Generally optimistic about global growth and corporate activity, investors continued to bid up the price of global equities. U.S. equities were less profitable due to continued concern that higher interest rates would decrease consumer strength. GTT Advisors maintained long positions throughout the majority of the first quarter, with the biggest risk-weighted exposures in Europe.

     Finally, foreign exchange trading detracted from GTT returns during the first quarter. As uncertainty loomed over the course of monetary policy in the U.S., Japan, and Europe, exchange rates traded without clear direction. The dollar index ended the first quarter 1.6% lower. Directionless markets are typically problematic for systematic GTT Advisors who attempt to extract profits from price momentum. Discretionary Advisors, typically biased toward dollar weakness, were also frustrated by the choppiness of most markets. Losses were led by Japanese yen and euro trading.
Performance for the Three Months Ended March 31, 2005
     The Company’s net trading profit for the three months ended March 31, 2005 was $2,165,716.
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

	Portfolio Weight
	as a % of	Three Months Ended
Investment Fund	Members' Equity (1)	March 31, 2005 Net Return (2)
GELS	20.16%	1.14%
GED	24.51%	1.90%
GRV	33.22%	0.58%
GTT	22.62%	(2.90%)

(1)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three months ended March 31, 2005, the Company’s Class A Series 1 Units returned (0.12)% net of fees and incentive allocation.
The Investment Funds
     Each of the four Investment Funds’ performance during the three months ended March 31, 2005 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
     As of March 31, 2005, GELS represented approximately 20% of members’ equity which was generally consistent with the strategic weight set by the Managing Member for GELS as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see “Item 3. Quantitative and Qualitative Disclosure about Market Risk—Risk Management.” GELS returned 1.14% for Class C Series 1 units for the three months ended March 31, 2005.

     The first quarter of 2005 was mixed for global equity markets, with the MSCI World Index down 1.10%. U.S. equities were the weakest of the major developed markets; for the quarter, the S&P 500 finished down 2.15% while the MSCI Europe hedged to U.S. dollars rose 3.36%, and the Nikkei 225 Index finished down 1.86%. Asian markets were mixed; Hong Kong, India, and Taiwan finished the quarter lower, while Korea’s KOSPI Index returned 7.8%.
     In the U.S., small capitalization stocks underperformed, with the Russell 1000 Index and Russell 2000 Index down 1.90% and 5.34%, respectively. Value stocks underperformed growth stocks in the quarter, with the value components of the Russell 1000 Index outperforming the growth components by 417 basis points. Technology stocks were weak as shown by the NASDAQ’s 8.0% loss for the quarter. Energy stocks were among the best performers, buoyed by record high oil prices.
     The European equity markets made the most gains among developed world countries in local currency terms, despite a continued sluggish economic outlook for much of the eurozone. The three major regional indices, the FTSE 100, the French CAC, and the German DAX, finished the quarter up 1.7%, 6.5%, and 2.2%, respectively.
     In Japan, equity markets rose modestly, with small capitalization stocks outperforming as shown by the JASDAQ’s return of 5.92%. Overall, Japanese equities approached 52-week highs in March 2005, before retreating slightly in the last two weeks of the quarter.
     Approximately half of GELS’ net exposure was outside the U.S. with Europe and Asia comprising the majority of GELS’ non-U.S. exposure. Non-U.S. Advisors were generally the biggest contributors to GELS’ performance in the quarter, although the majority of GELS’ Advisors ended the quarter in positive territory.
Goldman Sachs Global Event Driven, LLC
     As of March 31, 2005, GED represented approximately 25% of members’ equity which was generally consistent with the strategic weight set by the Managing Member for GED as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see “Item 3. Quantitative and Qualitative Disclosure about Market Risk—Risk Management.” GED returned 1.90% for Class C Series 1 units for the three ended March 31, 2005.
     GED Advisors were profitable across all strategies during the first quarter, which was generally choppy and difficult for both the equity and fixed income markets. Advisors benefited notably from the short positions held by many of our credit-focused managers, as well as European and other non-U.S. exposure.
     High yield credit spreads widened by 42 basis points, ending the quarter at 352 basis points over Treasuries. High yield spreads were affected late in the quarter by a number of events: the Federal Reserve’s decision to raise short-term interest rates, high yield mutual fund outflows, and negative earnings guidance from GM, the world’s largest auto maker. Higher quality credits generally outperformed lower quality credits over the course of the first quarter. GED Advisors were able to profit on both the long and short side of their portfolios.
     Global mergers and acquisitions volumes for the first quarter of 2005 totaled $583 billion, an 18% increase over last year’s first quarter activity. GED Advisors employing risk arbitrage strategies had exposure to several significant deals.

     Credit opportunities/distressed strategies returned 1.89% and contributed 0.71% to GED’s gross income for the three months ended March 31, 2005. Multi strategies returned 1.84% and contributed 0.99% to GED’s gross income for the three months ended March 31, 2005. Risk arbitrage/special situations strategies returned 2.82% and contributed 0.24% to GED’s gross income for the three months ended March 31, 2005.
Goldman Sachs Global Relative Value, LLC
     As of March 31, 2005, GRV represented approximately 33% of members’ equity which was generally consistent with the strategic weight set by the Managing Member for GRV as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see “Item 3. Quantitative and Qualitative Disclosure about Market Risk—Risk Management.” GRV returned 0.58% for Class C Series 1 units for the three ended March 31, 2005.
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
     Equity market neutral Advisors experienced a good first quarter in 2005 and were among GRV’s best performing Advisors, despite a difficult equity market environment. Strong performance was attributed to the fact that the quarter saw a return to fundamental equity quality, as well as the fact that certain key model factors, including traditional value and momentum measures, worked well for GRV Advisors.
     Fixed income trading Advisors also experienced a good first quarter with the majority of GRV Advisors generating positive returns. The U.S. Treasury market witnessed a rise in the 10-year bond from a yield level of 4.22% to 4.48%. In addition to higher absolute yields, the yield curve flattened, volatility and convexity increased, and the risk premium increased, all of which were reflected in wider credit spreads. Swap spreads also widened during the quarter. GRV’s best performing Advisor in the fixed income trading category was able to take advantage of the yield curve flattening, while others profited specifically from the widening of swap spreads.
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
     Convertible Arbitrage strategies returned (3.04%) and contributed (0.11%) to GRV’s gross income. Credit Relative Value strategies returned 0.63% and contributed 0.07% to GRV’s gross income. Emerging Markets Relative Value strategies returned 0.55% and contributed 0.03% to GRV’s gross income. Equity Market Neutral strategies returned 2.00% and contributed 0.18% to GRV’s gross income. Fixed Income Arbitrage strategies returned 1.04% and contributed 0.17% to GRV’s gross income. Multi-strategies returned 0.70% and contributed 0.33% to GRV’s gross income for the three months ended March 31, 2005.
Goldman Sachs Global Tactical Trading, LLC
     As of March 31, 2005, GTT represented approximately 23% of members’ equity which was generally consistent with the strategic weight set by the Managing Member for GTT as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see “Item 3. Quantitative and Qualitative Disclosure about Market Risk—Risk Management.” GTT returned negative 2.90% for Class C Series 1 units for the three months ended March 31, 2005.
     The first quarter of 2005 proved to be a challenging period for GTT Advisors. The year began with a sharp reversal of many of the trends that dominated the end of the previous year and was followed by directionless trading across most markets, creating a difficult environment for Advisors.
     After weakening during much of the fourth quarter of 2004, the U.S. dollar rose sharply early in the first quarter of 2005. The dollar then resumed its decline midway through the quarter on news of a wider-than-expected trade deficit and speculation that the European Central Bank would increase interest rates in response to signs of inflation. However, the dollar reversed sharply yet again in mid-March in reaction to a statement from the Hong Kong Monetary Authority Chief Executive urging fellow Asian monetary officials to slow their Euro purchases to avoid a potential run on the dollar. Comments by the Federal Open Market Committee later in March, expressing concern about growing inflation, led to speculation of potentially aggressive rate hikes, further contributing to the dollar rally. As a result of this choppiness, currency trading was a net detractor to GTT performance for the quarter.
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
     GTT Advisors finished the quarter with profits in fixed income. The main driver of returns was short positions on the front-end of the U.S. curve, as short-term yields rose on expectations of accelerated interest rate hikes by the Federal Reserve.
     Commodities were the largest contributor to GTT performance for the first quarter, led by profits in energy trading. Oil prices rose for much of the quarter as a result of unseasonably cold weather in the U.S. increased Chinese demand, and higher consumption estimates.

Comparison of Selected Financial Information for the Three Months ended March 31, 2006 and 2005
Interest Income
     Interest income for the three months ended March 31, 2006 was $211,372 compared to the three months ended March 31, 2005 of $18,591. The Company’s interest income fluctuates with the level of cash available to invest.
Expenses
     The Management fee for the three months ended March 31, 2006 was $2,553,250 compared to the three months ended March 31, 2005 of $3,216,389. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the decrease in the expense was due to the decrease in the Company’s net assets for the period ended March 31, 2006 compared to the same period in 2005.
     Interest expense for the three months ended March 31, 2006 was $116,177 compared to the three months ended March 31, 2005 of $32,233. The increase in interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to increased levels of short-term borrowing during the period.
     Professional fees for the three months ended March 31, 2006 were $103,089 compared to the three months ended March 31, 2005 of $31,350. The increase in professional fees for the period ended March 31, 2006 was primarily due to additional services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company.
Incentive Allocation
     The Incentive Allocation for the three months ended March 31, 2006 was $2,062,023 compared to the three months ended March 31, 2005 of $13,167. The change in Incentive Allocation is due to the increase in net income from operations for the period.
Liquidity and Capital Resources
     The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy and to fund quarterly redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. From inception through December 2005, the Company could not predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions are permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 61 day notice period previously required. Accordingly, effective January 1, 2006, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company’s investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2005, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.
     Certain investment positions in which the Investment Funds have a direct or indirect interest are illiquid. The Advisors may invest in restricted or non-publicly traded securities, securities on foreign exchanges and futures. These positions may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.
     The Company received investments from new and existing investors of $16,356,000 during the three months ended March 31, 2006 and of $110,471,177 during the three months ended March 31, 2005.
     The Company paid out redemptions of $347,523,596 during three the months ended March 31, 2006 and $128,546,636 during the three months ended March 31, 2005. The Company had Redemptions payable in the amount of $76,617,985 payable after March 31, 2006. The Company funded the redemptions made in January 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand and its credit facilities. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in January 2006 had a material adverse effect on the value of the Units or the performance of the Company. The Company may elect to borrow under its credit facility, including without limitation, to fund redemptions, from time to time, in the future. It currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. On November 24, 2004, the Company entered into a credit facility with a financial institution (the “Facility Counterparty”) to replace its then existing credit facility. The Company made an initial borrowing of $1,000,000 under this facility. On January 3, 2006, the Company increased the maximum borrowing limit from $40,000,000 to $80,000,000 under this credit facility. Effective January 3, 2006, the Company may request to borrow up to $80,000,000 in the aggregate at the discretion of the Facility Counterparty. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company’s net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company’s net asset value. The effective interest rate on the borrowed amounts equals LIBOR plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $80,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investments in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at March 31, 2006 and December 31, 2005. As security for its borrowings, the Company granted the Facility Counterparty a security interest in the Company’s cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company’s business. The Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company’s aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is terminated by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is terminated by the Company and the replacement is not approved by the Facility Counterparty (which consent may not be unreasonably withheld) or (vi) the occurrence of events of default customary for financing transactions. See Note 6 to the financial statements. Each Investment Fund has entered into a similar facility with the Facility Counterparty.
     As of March 31, 2006, the Company had Cash and cash equivalents on hand of $17,122,813. As of December 31, 2005, the Company had Cash and cash equivalents on hand of $706,812. Cash and cash equivalents increased from December 31, 2005 to March 31, 2006 to cover a portion of the Redemptions payable outstanding at March 31, 2006.
     Investments as of March 31, 2006 were $817,165,165 as compared to $1,124,329,933 as of December 31, 2005. The decrease was due net redemptions made by the Company from the Investment Funds net of profits earned by the Company from the Investment Funds during the three months ended March 31, 2006.
     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2006 was $1,719,173 as compared to $2,321,114 as of December 31, 2005. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The decrease in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.

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
     The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investment Fund level, given that GRV’s and GED’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS’ Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.
Recent Accounting Pronouncements
FASB Interpretation No. 46(R)
     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project (“Scope Project”). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investments at fair value. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Company’s net assets or net increase in net assets resulting from operations. The Company understands that the Scope Project has been approved for issuance by the FASB and retained these provisions.
Critical Accounting Policies and Estimates
     The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars. A summary of the Company’s accounting policies is set forth in Note 1 to the Company’s financial statements. In the Managing Member’s view, the policy that involves the most subjective judgment is set forth below.

     The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2005 (the “Form 10-K”).
     The valuation provisions of the Company’s amended limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will now be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.
     To date there has been one situation during the periods presented in the Company’s financial statements presented in this Quarterly Report on Form 10-Q (the “Form 10-Q”) where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.

Off Balance Sheet Risk
     There are no off-balance sheet or material contingent liabilities at the Company level.
Contractual Obligations
     The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of March 31, 2006 and as of December 31, 2005, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/Loss from January 1, 2006 to March 31, 2006 and from January 1, 2005 to December 31, 2005. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended
	March 31, 2006
			% of Adjusted		Fair Value/Value	Net Income
Investment Fund	% of Members' Equity		Members' Equity(7)		at Risk	(in millions)	Liquidity
GELS	36.13%		32.81%		$273,020,210	$18.9	(1)
GED	35.26%		32.01%		$266,409,640	$14.0	(2)
GRV	21.21%		19.26%		$160,263,095	$7.5	(3)
GTT	15.55%		14.11%		$117,472,220	$3.4	(4)

Total	108.15%	(5)	98.19%	(6)	$817,165,165	$43.8

	Year Ended
	December 31, 2005
			% of Adjusted		Fair Value/Value	Net Income
Investment Fund	% of Members' Equity		Members' Equity (7)		at Risk	(in millions)	Liquidity
GELS	37.97%		26.21%		$294,096,911	$25.7	(1)
GED	38.91%		26.86%		$301,443,254	$20.9	(2)
GRV	41.02%		28.32%		$317,728,892	$12.3	(3)
GTT	27.25%		18.81%		$211,060,876	$7.9	(4)

Total	145.15%	(5)	100.20%	(5)	$1,124,329,933	$66.8

(1)	Redemptions can be made quarterly with 45 days’ notice or at the sole discretion of the managing member.

(2)
Effective January 1, 2006, redemptions can be made quarterly with 91 days’ notice or at the sole discretion of the managing member, rather than semi-annually with 45 days’ notice as required prior to January 1, 2006.

(3)
Effective January 1, 2006, redemptions can be made quarterly with 91 days’ notice or at the sole discretion of the managing member, rather than quarterly with 45 days’ notice as required prior to January 1, 2006.

(4)
Effective January 1, 2006, redemptions can be made quarterly with 60 days’ notice (prior to the valuation date) or at the sole discretion of the managing member, rather than semi-annually with 60 days’ notice prior to the redemption date as required prior to January 1, 2006.

(5)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(6)
The total value of the Company’s investments in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected a significant amount of Cash and cash equivalents.

(7)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $76,617,985 that was payable at March 31, 2006 and $347,523,596 that was payable at December 31, 2005.

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
     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls.
     The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company’s Form 10-K.

     At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.
     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member’s judgment and was implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 33% GELS, 32% GED, 19% GRV and 14% GTT as of March 31, 2006 as a percentage of adjusted members’ equity which excluded redemptions paid after March 31, 2006. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.
     The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.
Item 1A. Risk Factors
    None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From January 1, 2006 to March 31, 2006, aggregate subscriptions totaled $16,356,000. Details of the sale of the series of Units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount
January 1, 2006	Class A Series 21	20,000.00	3	$ 2,000,000
February 1, 2006	Class A Series 22	126,060.00	4	$12,606,000
March 1, 2006	Class A Series 23	17,500.00	3	$ 1,750,000
Total		163,560.00	10	$16,356,000
     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.
     Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $347,523,596 during the three months ended March 31, 2006.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     This Form 10-Q contains certain “forward-looking statements” regarding the operation of the Company and the Company’s investment objectives, including, among other things:
•    investment strategies and allocations of assets;
•    future performance; and
•    trends in the four hedge fund sectors.
     Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.
     The forward-looking statements included herein are based on the Managing Member of the Company’s current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure investors that the forward-looking statements included in this Form 10-Q will prove to be accurate.
     In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objectives set forth in this Form 10-Q will be achieved. The Company cautions investors that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.
     In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:
•
There can be no assurance that the Managing Member’s decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company’s investment objective;

•
The Managing Member generally has limited access to information on or control over Advisor’s portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company materially;

•	The Company faces legal, tax and regulatory risks which may materially adversely affect the Company;

•
Units will not be listed and will not be marketable; the Company is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;

•
The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;

•	Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investment Fund may achieve or of future results;

•
Valuation of the Investment Funds’ investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company’s net assets;

•	Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;

•	An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;

•
A Member’s investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company’s control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;

•	The ability of an Investment Fund to hedge successfully will depend on the particular Advisor’s ability to predict pertinent market movements which cannot be assured;

•	The prices of an Investment Fund’s investments can be highly volatile and influenced by external factors outside the control of such Investment Fund;

•
International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;

•	Equity and equity related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and

•	The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.
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
     References to market or composite indices, benchmarks or other measures of relative market performance (each, an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar or dissimilar to that index.

Item 6. Exhibits

(a)	Exhibits

	Number	Description

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

	By:	Goldman Sachs Hedge Fund Strategies LLC
Managing Member

Date: May 15, 2006		By:	/s/ Jennifer Barbetta

Jennifer Barbetta
Vice President and Chief Financial
Officer

Index to Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002