Form 10-Q
period 2006-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2006-08-14
CIK 1173394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50723
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

701 Mount Lucas Road
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The Registrant had 5,128,248 Units of Limited Liability Company Interests outstanding as of August 14, 2006.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
Schedule of Investments
June 30, 2006 and December 31, 2005

	(Unaudited)			(Audited)
	2006			2005
		% of	% of adjusted		% of	% of adjusted
	Fair	members'	members'	Fair	members'	members'
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$257,252,190	38.75%	34.16%	$294,096,911	37.97%	26.21%

Goldman Sachs Global Event Driven, LLC	270,527,658	40.75%	35.92%	301,443,254	38.91%	26.86%

Goldman Sachs Global Relative Value, LLC	116,268,289	17.51%	15.44%	317,728,892	41.02%	28.32%

Goldman Sachs Global Tactical Trading, LLC	111,291,118	16.77%	14.78%	211,060,876	27.25%	18.81%

Total investments (cost $620,785,390 and $949,298,808, respectively)	$755,339,255	113.78%	100.30%	$1,124,329,933	145.15%	100.20%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $89,209,736 that was payable at June 30, 2006 and Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

The Company’s proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members’ equity at June 30, 2006. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members’ equity.

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

		2005
		Proportionate Share	% of members'	% of adjusted
Investee	Underlying investment	of Fair Value	equity(1)	members' equity(2)
Goldman Sachs Global Event Driven, LLC	OZ Domestic Partners, LP	$23,653,904	3.04%	2.10%
Goldman Sachs Global Relative Value, LLC	OZ Domestic Partners, LP	18,712,511	2.41%	1.66%

	Total OZ Domestic Partners, LP	$42,366,415	5.45%	3.76%

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

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
BALANCE SHEET
June 30, 2006 and December 31, 2005
ASSETS

	(Unaudited)	(Audited)
	2006	2005
Assets:
Investments (cost $620,785,390 and $949,298,808, respectively)	$755,339,255	$1,124,329,933
Cash and cash equivalents	282,090	706,812

Total assets	$755,621,345	$1,125,036,745

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Redemptions payable	$89,209,736	$347,523,596
Due to managing member	2,375,308	2,321,114
Due to bank	821	10,112
Accounts payable and accrued liabilities	155,119	583,040

Total liabilities	91,740,984	350,437,862

Members’ equity (units outstanding 5,109,247.29 and 6,507,125.18, respectively)	663,880,361	774,598,883

Total liabilities and members’ equity	$755,621,345	$1,125,036,745

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$529,326,496	$599,567,758
Accumulated net unrealized profit/(loss)	$134,553,865	$175,031,125

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF OPERATIONS
(Unaudited)
For the three and six months ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$15,172,874	$—	$79,586,582	$19,392,177
Change in unrealized profit/(loss)	(19,898,784)	4,068,802	(40,477,260)	(13,157,658)

Net trading profit/(loss)	(4,725,910)	4,068,802	39,109,322	6,234,519

Interest income	121,037	86,387	332,409	104,979

Expenses:
Management fee	2,375,308	3,461,926	4,928,558	6,705,662
Interest expense	23	11,250	116,200	16,136
Professional fees	46,171	122,849	149,260	154,201
Miscellaneous expenses	18,600	—	52,226	1,149

Total expenses	2,440,102	3,596,025	5,246,244	6,877,148

Net investment income/(loss)	(2,319,065)	(3,509,638)	(4,913,835)	(6,772,169)

Net income/(loss)	(7,044,975)	559,164	34,195,487	(537,650)

Less: Incentive allocation to the managing member	(348,211)	40,362	1,713,812	53,529

Net income/(loss) available for pro-rata allocation to members	$(6,696,764)	$518,802	$32,481,675	$(591,179)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2006 (Unaudited)
and for the year ended December 31, 2005 (Audited)

	Managing
	member's	Members'	Members'	Total members'
	equity	units	equity	equity

Balance at December 31, 2004	$—	8,106,803.34	$957,455,233	$957,455,233

Subscriptions	—	2,253,291.93	225,329,193	225,329,193
Redemptions	(2,615,216)	(3,708,281.88)	(457,711,961)	(460,327,177)
Share class conversion	—	(144,688.21)	—	—
Allocations of net income/(loss):
Incentive allocation	2,615,216	—	—	2,615,216
Pro-rata allocation	—	—	49,526,418	49,526,418

Balance at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883

Subscriptions	—	211,060.00	21,106,000	21,106,000
Redemptions	(192,288)	(1,261,855.70)	(165,827,721)	(166,020,009)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	1,713,812	—	—	1,713,812
Pro-rata allocation	—	—	32,481,675	32,481,675

Balance at June 30, 2006	$1,521,524	5,109,247.29	$662,358,837	$663,880,361

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income/(loss)	$34,195,487	$(537,650)

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(36,900,000)	(125,560,000)
Proceeds from sales of investments	445,000,000	98,100,000
Realized profit/(loss) from sales of investments	(79,586,582)	(19,392,177)
Change in unrealized profit/(loss)	40,477,260	13,157,658

Increase/(decrease) in operating liabilities:
Due to managing member	54,194	(882,426)
Accounts payable and accrued liabilities	(427,921)	(716,284)

Net cash from operating activities	402,812,438	(35,830,879)

Cash flows from financing activities

Subscriptions	21,106,000	198,592,943
Redemptions	(424,333,869)	(128,546,636)
Proceeds from loan	77,515,708	13,482,836
Repayments of loan	(77,524,999)	(16,471,460)

Net cash from financing activities	(403,237,160)	67,057,683

Net change in cash and cash equivalents	(424,722)	31,226,804

Cash and cash equivalents at beginning of period	706,812	218,797

Cash and cash equivalents at end of period	$282,090	$31,445,601

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$125,491	$4,760

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 1 — Significant accounting policies
Organization and basis of financial statements
Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.
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
Consolidation
During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 1 — Significant accounting policies (continued)
The following table summarizes the Company’s ownership in the Investees at June 30, 2006 and December 31, 2005:

	June 30, 2006
				Adjusted	Adjusted %
	Company	Investee	% owned by	Investee	owned by the
	investment	equity(1)	the Company	equity (2)	Company(2)
GELS	$257,252,190	$752,721,079	34.18%	$856,636,600	30.03%
GED	270,527,658	840,454,490	32.19%	949,230,790	28.50%
GRV	116,268,289	317,529,207	36.62%	365,281,653	31.83%
GTT	111,291,118	260,328,271	42.75%	298,094,441	37.33%

Total	$755,339,255

	December 31, 2005
				Adjusted	Adjusted %
	Company	Investee	% owned by	Investee	owned by the
	investment	equity (1)	the Company(1)	equity (2)	Company(2)
GELS	$294,096,911	$816,334,736	36.03%	$971,851,587	30.26%
GED	301,443,254	971,795,729	31.02%	1,014,743,053	29.71%
GRV	317,728,892	397,729,785	79.89%	742,911,706	42.77%
GTT	211,060,876	316,096,988	66.77%	484,726,735	43.54%

Total	$1,124,329,933

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)
The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions that were paid after June 30, 2006 and December 31, 2005, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 1 — Significant accounting policies (continued)
Equity in earnings of investees
Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisor’s management incentive and administration fees and all other income/expenses. See Note 2 — Investments for further information.
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
Subscriptions and redemptions
Subscriptions to the Company can be made as of the first day of each calendar quarter or at the sole discretion of the managing member. Redemptions from the Company can be made quarterly after a twelve-month holding period or at such other times as determined at the sole discretion of the managing member, as provided for in the Company’s amended limited liability company agreement. Prior to January 1, 2006, redemptions from the Company could be made semi-annually after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member.
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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 1 — Significant accounting policies (continued)
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
Note 2 — Investments
The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the first-in, first-out method. The underlying investments of each Investee are accounted for at fair value as determined by the Advisors. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.
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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 2 — Investments (continued)
The following table summarizes the Company’s Equity in earnings of investees for the three and six months ended June 30, 2006 and 2005:

		Three months ended June 30,		Six months ended June 30,
Investee	Liquidity	2006	2005	2006	2005

GELS	(1)	$(10,768,019)	$2,220,229	$8,155,279	$4,497,828
GED	(2)	4,718,017	1,411,209	18,684,404	6,109,969
GRV	(3)	3,005,194	(3,068,552)	10,539,397	(1,115,618)
GTT	(4)	(1,681,102)	3,505,916	1,730,242	(3,257,660)

Total		$(4,725,910)	$4,068,802	$39,109,322	$6,234,519

(1)	Redemptions can be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

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

Certain of the Investees’ investments in the Advisors are subject to various lock-up provisions.
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
Goldman Sachs Global Event Driven, LLC
Goldman Sachs Global Event Driven, LLC seeks attractive risk-adjusted returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 2 — Investments (continued)
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
Goldman Sachs Global Tactical Trading, LLC
Goldman Sachs Global Tactical Trading, LLC seeks attractive long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.
Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at June 30, 2006 and 2005. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

	June 30, 2006		June 30, 2005
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee
GELS	1.60%	19.93%	1.47%	19.97%
GED	1.51%	19.93%	1.46%	19.94%
GRV	1.53%	20.63%	1.62%	20.96%
GTT	2.06%	21.53%	2.00%	20.17%
The Advisors’ management and incentive fees are not paid to the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 2 — Investments (continued)
The following table summarizes the cost of the Company’s investments in the Investees at June 30, 2006 and December 31, 2005:

Investee	June 30, 2006	December 31, 2005

GELS	$210,813,128	$241,980,239
GED	205,941,960	236,665,601
GRV	102,540,105	282,956,248
GTT	101,490,197	187,696,720

Total	$620,785,390	$949,298,808

Note 3 — Fees
The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.
The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended June 30, 2006 and 2005, the Company’s proportionate share of the administration fee charged at the Investee level totaled $132,047 and $193,624, respectively. For the six months ended June 30, 2006 and 2005, the Company’s proportionate share of the administration fee charged at the Investee level totaled $275,331 and $342,473, respectively.
GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI serves as the administrator for each of the Investees.
Note 4 — Risk management
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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 4 — Risk management (continued)
Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as managing member of the Company and the Investees, monitors its exposure to market risk through various analytical techniques. The Company’s maximum risk of loss is limited to the Company’s investment in the Investees.
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
Note 5 — Related parties
The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at June 30, 2006 and December 31, 2005.
Included in the Redemptions payable on the Balance Sheet at June 30, 2006 and December 31, 2005 were redemptions due to the managing member of $0 and $2,615,216, respectively.
Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS & Co. charges fees at prevailing market rates.
Directors and Executive Officers of the managing member own less than 1% of the Company’s equity at June 30, 2006 and December 31, 2005.
Note 6 — Borrowing facility
On June 30, 2006, the credit facility, which was entered into on November 24, 2004, was terminated, and the Company entered into a 364 day credit facility with a new financial institution. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 10.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. There were no borrowings outstanding at June 30, 2006.
On November 24, 2004, the Company entered into a five year credit facility with a major financial institution. From January 3, 2006 through June 29, 2006, the Company could request to borrow up to $80,000,000, at the discretion of the financial institution. Prior to January 3, 2006, the Company could request to borrow up to $40,000,000, at the discretion of the financial institution. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000, at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed could not exceed 10% of the Company’s net asset value and at all other times the aggregate amount borrowed could not exceed 15% of the Company’s net asset value. The effective interest rate on borrowed amounts equaled LIBOR plus 0.85%. The Company also paid an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $80,000,000. The administration and structuring fee and the interest related to borrowing are included in Interest expense on the Statement of Operations. There were no borrowings outstanding at December 31, 2005.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 7 — Members’ equity
At June 30, 2006 and December 31, 2005, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units and effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the six months ended June 30, 2006 and the year ended December 31, 2005 are as follows:

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 7 — Members’ equity (continued)

	Six months ended June 30, 2006			Year ended December 31, 2005
	Units	Amount		Units	Amount
Share Class
Conversion
Class A
Series 1	1,747,528.47		$219,744,215	911,205.28	$109,573,710
Series 2	—		—	(687.41)	(71,818)
Series 3	—		—	(83,221.74)	(8,734,155)
Series 4	—		—	(12,734.34)	(1,346,355)
Series 5	—		—	(17,500.00)	(1,850,110)
Series 6	—		—	(298,400.00)	(31,325,187)
Series 7	—		—	(412,100.00)	(42,863,013)
Series 8	—		—	(231,250.00)	(23,383,072)
Series 9	(210,475.70)		(22,009,240)	—	—
Series 10	(494,654.82)		(52,022,308)	—	—
Series 11	(303,250.00)		(31,573,596)	—	—
Series 12	(263,000.00)		(27,533,177)	—	—
Series 13	(279,367.65)		(29,690,733)	—	—
Series 14	(276,499.99)		(29,272,927)	—	—
Series 15	(128,500.00)		(13,455,578)	—	—
Series 16	(52,500.00)		(5,421,351)	—	—
Series 17	(10,000.00)		(1,023,103)	—	—
Series 18	(51,262.50)		(5,179,803)	—	—
Series 19	(12,000.00)		(1,233,270)	—	—
Series 20	(13,100.00)		(1,329,129)	—	—

Total	(347,082.19)		$—	(144,688.21)	$—

Subscriptions
Class A
Series 9	—	$		244,566.36	$24,456,636
Series 10	—		—	546,895.41	54,689,541
Series 11	—		—	313,250.00	31,325,000
Series 12	—		—	282,000.00	28,200,000
Series 13	—		—	305,217.66	30,521,766
Series 14	—		—	294,000.00	29,400,000
Series 15	—		—	128,500.00	12,850,000
Series 16	—		—	52,500.00	5,250,000
Series 17	—		—	10,000.00	1,000,000
Series 18	—		—	51,262.50	5,126,250
Series 19	—		—	12,000.00	1,200,000
Series 20	—		—	13,100.00	1,310,000
Series 21	20,000.00		2,000,000	—	—
Series 22	126,060.00		12,606,000	—	—
Series 23	17,500.00		1,750,000	—	—
Series 24	16,500.00		1,650,000	—	—
Series 25	26,000.00		2,600,000	—	—
Series 26	5,000.00		500,000	—	—

Total	211,060.00		$21,106,000	2,253,291.93	$225,329,193

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

	Six months ended June 30, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	1,261,855.70	$165,827,721	3,549,600.61	$441,034,885
Series 9	—	—	34,090.66	3,553,991
Series 10	—	—	52,240.59	5,492,810
Series 11	—	—	10,000.00	1,041,174
Series 12	—	—	19,000.00	1,989,089
Series 13	—	—	25,850.01	2,747,295
Series 14	—	—	17,500.01	1,852,717

Total	1,261,855.70	$165,827,721	3,708,281.88	$457,711,961

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 7 — Members’ equity (continued)
At June 30, 2006 and December 31, 2005, members’ equity consists of the following:

	June 30, 2006		December 31, 2005
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value
Non-managing members
Class A
Series 1	4,898,187.29	$641,087,679	4,412,514.52	$554,854,668
Series 9	—	—	210,475.70	22,009,240
Series 10	—	—	494,654.82	52,022,308
Series 11	—	—	303,250.00	31,573,596
Series 12	—	—	263,000.00	27,533,177
Series 13	—	—	279,367.65	29,690,733
Series 14	—	—	276,499.99	29,272,927
Series 15	—	—	128,500.00	13,455,578
Series 16	—	—	52,500.00	5,421,351
Series 17	—	—	10,000.00	1,023,103
Series 18	—	—	51,262.50	5,179,803
Series 19	—	—	12,000.00	1,233,270
Series 20	—	—	13,100.00	1,329,129
Series 21	20,000.00	2,081,704	—	—
Series 22	126,060.00	12,757,439	—	—
Series 23	17,500.00	1,762,762	—	—
Series 24	16,500.00	1,634,788	—	—
Series 25	26,000.00	2,536,772	—	—
Series 26	5,000.00	497,693	—	—

Subtotal	5,109,247.29	662,358,837	6,507,125.18	774,598,883

Managing member		1,521,524		—

Total members’ equity		$663,880,361		$774,598,883

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Note 8 — Financial highlights
Financial highlights for the Company for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$132.04	$120.11	$125.75	$120.25
Income from operations:
Net trading profit/(loss)	(0.80)	0.34	6.26	0.59
Net investment income/(loss)(1)(2)	(0.36)	(0.37)	(1.13)	(0.76)

Total income/(loss) from operations	(1.16)	(0.03)	5.13	(0.17)

Net asset value, end of period	$130.88	$120.08	$130.88	$120.08

Ratios to average net assets(3)
Expenses	1.27%	1.26%	1.33%	1.27%
Incentive allocation	(0.05)%	0.00%	0.22%	0.00%

Total expenses and incentive allocation	1.22%	1.26%	1.55%	1.27%

Net investment income/(loss)	(1.16)%	(1.23)%	(1.46)%	(1.25)%

Total return (prior to incentive allocation)(4)	(0.93)%	(0.02)%	4.32%	(0.14)%
Incentive allocation(4)	0.05%	0.00%	(0.23)%	0.00%

Total return(4)	(0.88)%	(0.02)%	4.09%	(0.14)%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

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

The per share operating performance, expense ratio and total return are calculated and presented for the initial series of each share class.

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
     As of June 30, 2006, the Company had total assets of $755,621,345 compared with total assets of $1,125,036,745 as of December 31, 2005. Total liabilities of the Company were $91,740,984 as of June 30, 2006 compared with $350,437,862 as of December 31, 2005. Member’s equity of the Company was $663,880,361 as of June 30, 2006 compared with $774,598,883 as of December 31, 2005.
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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
     The following presents a summary of the operations for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005, and a general discussion of each Investment Fund’s performance during those periods.
Performance for the Three and Six Months Ended June 30, 2006
     The Company’s net trading profit/(loss) for the three and six months ended June 30, 2006 was $(4,725,910) and $39,109,322, respectively, compared to the three and six month period ended June 30, 2005 of $4,068,802 and $6,234,519, respectively.
Overview
     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the second quarter of 2006, the event driven and relative value sectors posted positive returns, while the equity long/short and tactical trading sectors had negative performance. Primary drivers for the event driven sector included special situations and post-reorganization equities, as well as robust mergers and acquisitions. The relative value sector benefited in many cases from increased market volatility, as well as opportunistic fundamental credit picking. The equity long/short sector suffered from a sharp sell-off in the equity markets in May and June, while negative performance in the tactical trading sector was primarily a result of the difficult environment created by increased volatility and directionless markets. For the first half of 2006, all four hedge fund sectors delivered positive returns, with the strongest performance coming from the relative value and event driven sectors. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. The Company cannot predict which hedge fund sector, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of June 30, 2006 as well as each Investment Fund’s net return for the three and six months ended June 30, 2006.

	Portfolio Weight	Portfolio Weight	Three Months	Six Months
	as a % of	as a % of	Ended	Ended
Investment	Members'	Adjusted Members'	June 30, 2006	June 30, 2006
Fund	Equity (1)	Equity (2)	Net Return (3)	Net Return (3)
GELS	38.75%	34.16%	(4.06)%	3.09%
GED	40.75%	35.92%	1.81%	7.44%
GRV	17.51%	15.44%	2.65%	7.72%
GTT	16.77%	14.78%	(1.48)%	1.47%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $89,209,736 that was payable at June 30, 2006.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three and six months ended June 30, 2006, the Company’s Class A Series 1 Units returned (0.88)% and 4.09%, respectively, net of fees and incentive allocation.
The Investment Funds
     Each of the four Investment Funds’ performance during the three and six months ended June 30, 2006 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
     As of June 30, 2006, GELS represented approximately 34% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2006. GELS returned (4.06)% and 3.09%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2006.
     For The Three Months Ended June 30, 2006
     During the second quarter of 2006, global equity markets rallied in April before experiencing a marked sell-off in May and June, with Japanese equities, emerging markets, and the energy and commodities sectors exhibiting particular weakness.
     In April, U.S. markets rallied after Federal Reserve Chairman Ben Bernanke indicated in congressional testimony that the Federal Reserve was nearing a point where it would stop raising interest rates. An above-consensus March U.S. employment report released in April, as well as a strong Institute for Supply Management (ISM) manufacturing report, led to a rally in equities markets, particularly stocks of energy and materials companies. Stronger-than-expected Japanese economic data led many investors to predict that the Bank of Japan would begin raising interest rates sooner than had been expected, leading to a sell-off in Japanese equities. Many GELS Advisors performed well in April, while most of the advisors who performed poorly did so due to exposure to Japanese markets.
     In May, first-quarter 2006 Japanese GDP growth figures were released, showing a 1.90% annualized rate of growth which was stronger than expected. This led to a sell-off in Japanese equities as many investors feared tightening by the Bank of Japan. Several strong U.S. economic reports in May fed fears of inflation, and the Federal Reserve policy statement indicated possible further increases in U.S. interest rates. Nearly all global equity markets sold off in the latter part of May; particularly hard hit were energy and materials stocks and emerging markets equities were affected negatively. European equities, which rose steadily though the first four months of 2006, sold off in tandem with other markets during May. Nearly all GELS Advisors had negative returns in May, with positive returns coming largely from GELS Advisors with large short exposures or exposure to the consumer sector, which fared relatively well during the month.
     The sell-off that began in May continued into June. However, the June Federal Reserve policy statement was less hawkish than the market had anticipated, leading to a global equity rally during the last two days of June. While markets rallied in late June, many GELS Advisors had reduced net exposure during the sell-off and did not fully participate in the subsequent rebound. GELS Advisors with exposure to emerging markets were the worst performers in June.
     For The Six Months Ended June 30, 2006
     Global equity markets were generally positive during the first half of 2006, with the notable exception of the Japanese markets and the technology sector. The S&P 500 index rose 2.71% during the first six months of 2006, while the NASDAQ 100 and NASDAQ declined 4.25% and 1.08%, respectively.

Virtually all Japanese markets declined, with small capitalization stocks suffering disproportionately. The Nikkei Index JPY 225 declined 3.76% for the six months ended June 30, 2006, while the JASDAQ during this period declined 22.88%. European equities performed well, with the MSCI Europe Index (Local) Index up 5.00% during the first six months of 2006, and the FTSE 100 Index up 3.82%. Slightly over half of GELS Advisors’ net exposure was in non-U.S. markets during the first half of 2006. Prices for energy and raw materials increased markedly, during the first half of 2006 with NYMEX crude oil rising 21.10% and copper rising 63.60%. Equity indices with exposure to those indices also rallied, with the AMEX Oil index up 16.88% year-to-date. Emerging markets, energy and materials equities, and small capitalization stocks outperformed during the first quarter of 2006, with the MSCI Emerging Markets (local) Index up 6.33% and the Russell 2000 Index up 8.21%. Most GELS Advisors were long these sectors and benefited from this exposure. In the second quarter of 2006, many of the sectors which had rallied during the first quarter of 2006 sold off strongly, hurting the performance of the same GELS Advisors. A strong and continuing sell-off in Japanese equities, especially small-capitalization Japanese equities, hurt many GELS Advisors with exposure to Japan. GELS Advisors with dilutive returns during the first half of 2006 included those with Japanese exposure and some GELS Advisors with exposure to the energy and materials sectors, while no one common factor contributed to the performance of accretive GELS Advisors.
Goldman Sachs Global Event Driven, LLC
     As of June 30, 2006, GED represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2006. GED returned 1.81% and 7.44%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2006.
     For The Three Months Ended June 30, 2006
     GED delivered positive performance in the second quarter of 2006, despite volatility in both equity and credit markets. April was a strong month for GED Advisors, with special situations activity and post-reorganization equities proving to be the largest contributors to performance. May was marked by a decoupling of risk between global equity markets, which unraveled in the second half of May, and credit markets, which held firm. The sell-off in the equity markets continued through most of June before staging a large scale rally in the last two days of June. Unlike in May, when credit and equity markets decoupled, the high yield market also moved downward in June, with technology and energy and power companies faring the worst. GED Advisors were well-hedged and benefited from strong security selection on both the long and the short sides.
     Mergers and acquisitions activity was robust in the second quarter of 2006, with over $900 billion in announced transactions, bringing year-to-date activity to $1.8 trillion, a 43% increase over 2005’s strong levels of activity in the same period. GED Advisors benefited from exposure to a number of competitive and hostile deals, driven by continued consolidation in the mining, infrastructure, financial exchanges, energy, and steel sectors.
     The high yield market was up 0.4% for the second quarter of 2006, with lower quality credits outperforming higher quality names. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, widened by 20 basis points to 335 basis points during the second quarter of 2006. Lower quality credits (single B, triple C, and lower) suffered the most in June, despite no meaningful credit related news. Despite a volatile credit environment, GED Advisors, in general, were able to profit from exposure to specific names; on the negative side, however, some GED Advisors suffered losses from a position in one particular company.

     For The Six Months Ended June 30, 2006
     GED delivered positive performance in the first half of 2006, despite volatility in both equity and credit markets. The second quarter of 2006 proved to be far more volatile than the first quarter of 2006. GED Advisors benefited from exposure to specific events, robust mergers and acquisitions activity, market hedges, and credit exposure.
     Global mergers and acquisitions activity was robust in the first half of 2006, with $1.8 trillion of announced transactions, a 43% increase over the first half of 2005 and nearly equal to all of 2004.
     The high yield market was up over 3% for the first half of 2006, with lower quality credits outperforming higher quality companies. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, tightened 36 basis points over the six months ended June 30, 2006, to 335 basis points over Treasuries. The auto and airline sectors continued to dominate the headlines, with several companies expecting to emerge from bankruptcy protection.
Goldman Sachs Global Relative Value, LLC
     As of June 30, 2006, GRV represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2006. GRV returned 2.65% and 7.72%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2006.
     For The Three Months Ended June 30, 2006
     GRV Advisors implementing strategies based on credit relative value experienced a solid second quarter of 2006, despite a challenging credit spread environment. GRV Advisors focused more on fundamental credit picking were able to generate positive absolute returns due to a modest net short exposure to select corporate event candidates. In addition, opportunistic trading in indices and single name credits by GRV Advisors, as well as positions in structured credit trades, resulted in profits.
     GRV Advisors focused on equity market neutral strategies delivered mixed results for the second quarter of 2006. The strong performance in April came from value, momentum and management signal factor models, which worked well across global markets. However, strong reversals in equity markets in May negatively impacted returns from momentum factor models. Core GRV Advisors were still able to profit from short positions driven by poor value and quality signals.
     GRV Advisors focused on emerging market relative value strategies held up well in the second quarter of 2006 by tactically shifting capital, even in the face of increased risk aversion on the part of investors. Despite volatile markets, returns in April were weak, as GRV Advisors held defensive positions with a short bias that lost ground in the sharp rally. In May, however, this positioning was rewarded. Overall, profits were driven by short positions in specific over-valued credits such as Turkey, Peru, and Hungary, as well as yield curve spread trades in Argentina.
     GRV Advisors implementing strategies based on fixed income trading experienced a strong second quarter of 2006. The U.S. Treasury market experienced a decline as the 10-year bond yield increased from 4.72% to 5.11%. The profits were driven by the U.S. yield curve and mortgage-backed bond positions. GRV Advisors also benefited from increased volatility in the markets and widening spreads.
     GRV Advisors implementing a multi-strategy approach experienced a strong second quarter of 2006, despite increased volatility in the markets and sharp equity market reversals in May. The drivers of performance varied across multi-strategy GRV Advisors, reflecting the different strategies employed. The more a GRV Advisor allocated to European equity and volatility strategies, the greater the likelihood of negative performance. GRV Advisors that allocated in favor of credit spread and energy spread strategies produced better results overall.
     For The Six Months Ended June 30, 2006
     GRV Advisors implementing strategies based on credit relative value delivered solid results for the first half of 2006, despite a challenging credit spread environment. From a performance perspective, GRV Advisors profited primarily from successful selection of individual long and short credit securities. A modest net short exposure to select corporate event (i.e., mergers and acquisitions and leveraged buy-outs) candidates also benefited GRV Advisors.
     Overall, GRV Advisors focused on equity market neutral strategies delivered mixed results for the first half of 2006. GRV Advisors with models emphasizing momentum factors tended to outperform those with models favoring value factors in the first quarter of 2006. However, severe reversals in equity markets in May negatively impacted returns from momentum factor models.
     GRV Advisors focused on emerging market relative value strategies experienced strong returns for the first half of 2006, despite increased investor risk aversion and market conditions characterized by sharp price movement but little overall change in direction in the second quarter. The J.P. Morgan Emerging Markets Bond Index was up 1.5% in the first quarter of 2006, down 2.1% in the second quarter of 2006, and down 70 basis points for the first six months of 2006. The J.P. Morgan Emerging Markets Bond Index spread widened 16 basis points over the first two quarters of 2006. GRV Advisors’ profits were partially driven by long-biased strategies in countries such as Brazil and Argentina and by short positions in countries such as Turkey, Peru and Hungary. GRV Advisors’ long positions benefited from record asset inflows in the first quarter of 2006, but suffered from a subsequent outflow in the second quarter, due to a flight to quality by investors.
     GRV Advisors implementing strategies based on fixed income trading experienced mixed results for the first half of 2006. The U.S. Treasury market experienced a relatively flat yield curve for most of the first six months of 2006, with slight inversion during parts of February, March, and June. Overall, GRV Advisors’ profits were driven by the U.S. and Japanese yield curve and mortgage-backed bond positions.
     GRV Advisors implementing a multi-strategy approach experienced strong results for the six months ending June 2006 and were the largest contributors to GRV returns, despite increased volatility in the markets. Strong performance was mainly attributed to energy, volatility, and credit strategies. The ability of GRV Advisors to select good opportunities across geographies, asset classes, and strategies resulted in strong returns.
Goldman Sachs Global Tactical Trading, LLC
     As of June 30, 2006, GTT represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2006. GTT returned (1.48)% and 1.47%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2006.
     For The Three Months Ended June 30, 2006
     The second quarter of 2006 experienced increased volatility across the four major asset classes which are fixed income, commodities, equities, and foreign exchange. April proved to be broadly successful, with most GTT Advisors finishing the month net positive. May and June were more difficult as macroeconomic events yielded increased market volatility, causing many markets to trade without decisive direction.

     Fixed income was the largest contributor to GTT returns in the second quarter of 2006, with the largest portion of gains made in the U.S. GTT Advisors were able to extract value from short positions in most regions and across most durations. Global bond yields rose during the second quarter as central banks in the U.S., Europe, and Asia moved toward more restrictive monetary policies. The majority of fixed income profits were achieved in April in response to strong global growth and tame inflation. In May, inflation fears and statements by the Federal Reserve sparked a re-pricing of many asset classes, pushing many investors toward the safety of global sovereign debt, thus harming GTT Advisors’ short positions.
     Commodity trading was also positive during the second quarter of 2006. Long industrial and precious metal positioning led performance for the sector. During the second quarter, increased demand from China and other emerging economies, combined with several supply stoppages, yielded multi-year high copper prices. Long gold and silver positions were also materially profitable for GTT Advisors. Partially offsetting gains within the commodity space were losses sustained in grain trading. Grain prices yielded little net direction during the second quarter, creating a difficult trading environment for many GTT Advisors.
     Equity trading finished the second quarter of 2006 net negative. Although April was largely profitable as many global indices reached record highs, both May and June experienced steep market reversals and increased levels of volatility. Inflation pressures and the expected necessary response of higher interest rates caused global markets to fall precipitously in mid-May. Emerging market equities were particularly impacted as investors withdrew capital from these markets as part of a broad trend toward reducing exposures to riskier assets. GTT Advisors were long equities for the majority of April and reduced positioning as the markets became increasingly unpredictable and difficult in May and June.
     Foreign exchange trading proved to be the most difficult asset class during the second quarter of 2006. The U.S. dollar ended the second quarter weaker, weighed by the expectation of the U.S. dollar’s narrowing yield advantage and rumors that some central banks were diversifying their reserves away from U.S. dollars. GTT Advisors entered April with light positioning, following several months of directionless U.S. dollar movement against most major currencies. April saw the U.S. dollar decline materially, causing most GTT Advisors, both systematic and discretionary, to increase short U.S. dollar exposure. In mid-May, investors began purchasing dollar-denominated assets (e.g., U.S. Treasuries), causing the U.S. dollar to strengthen against most major currencies. This was particularly the case with emerging market currencies. This reversal and subsequent volatility created a difficult market environment for many GTT Advisors.
     For The Six Months Ended June 30, 2006
     The first six months of 2006 are best viewed in two distinct periods: January through April and May and June.
     January through April offered favorable market conditions for most GTT Advisors as the global economic outlook was generally healthy with strong and improving growth, contained inflation, and little geopolitical turmoil. Against this macroeconomic backdrop, many markets exhibited strong direction during the course of the four months ending April 30, 2006. GTT Advisors are best equipped to extract value from such markets when fundamental and technical factors align to yield clear market consensus, regardless of direction. As such, GTT Advisors were able to generate profits from a diverse set of markets throughout this period. The majority of gains were achieved in commodities markets particularly in base metals, precious metals, and energy products. Strong global growth (especially in emerging markets such as China, India, Brazil, and Russia) and increased investor interest propelled these markets toward multi-year highs, as they are closely associated with capital expansion and infrastructure investing. Fixed income trading was also profitable as GTT Advisors with short positions profited from the expectation that strong global growth and potentially higher inflation would warrant interest rate increases from the world’s largest economies—

the U.S., Europe, and Japan. Particularly strong returns were made in U.S. fixed income trading at the front-end of the yield curve which is the part of the yield curve with instruments of the shortest maturities. During the period from January through April, the Federal Reserve, under the guidance of new Chairman Bernanke, raised short-term interest rates to 4.75%, up from 4.25% at the end of 2005. Equity trading was also broadly successful, with most global indices trading higher on the year. GTT Advisors performed well in Europe, Asia, and emerging markets. Finally, foreign exchange trading proved to be the sole negative contributor to GTT Advisors’ performance during this period, as the U.S. dollar traded sharply up and down, but with no significant change in direction in response to questionable timing of interest rate tightening in Europe and Japan. Although many discretionary-oriented managers leaned toward U.S. dollar weakness (due to the twin deficits and the foreseeable end of the U.S. rate cycle, among other reasons), the U.S. dollar index only traded decisively lower in April.
     May and June brought a stark change to the global macroeconomic landscape. Beginning in mid-May, many markets underwent strong reversals in response to heightened concerns that growth and energy-fueled inflation could lead to higher interest rates globally—a problem that could weigh on future growth. As investors traded out of perceived risky assets such as commodities and emerging markets, markets became increasingly volatile. The velocity and magnitude of the market reversals proved to be damaging to core positions held by many GTT Advisors, namely, short global fixed income, long equities, and long commodities. Moreover, growing short U.S. dollar positions (as a result of market momentum which began building in April) were also hurt in the move toward U.S. dollar-denominated assets. Markets traded with extreme volatility during the following weeks as forced liquidations combined with value seekers and conflicting economic data points. Increasing geopolitical tensions in Asia and the Middle East combined to further complicate the direction of markets and the fundamental considerations of GTT Advisors. As a result, most GTT Advisors reduced their overall market exposures in an attempt to retain profits earned during the previous four months.
Performance for the Three and Six Months Ended June 30, 2005
     The Company’s net trading profit for the three and six months ended June 30, 2005 was $4,068,802 and $6,234,519, respectively.
Overview
     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Company cannot predict which hedge fund sector, and accordingly, which Investment Fund, will perform the best in the future. As of June 30, 2005, the Company had the following exposures:

		Portfolio Weight as
	Portfolio Weight as	a % of Adjusted	Three Months Ended	Six Months Ended
	a % of Members'	Members'	June 30, 2005	June 30, 2005
Investment Fund	Equity (1)	Equity (2)	Net Return (3)	Net Return (3)
GELS	23.83%	21.53%	0.74%	1.89%
GED	26.98%	24.38%	0.47%	2.38%
GRV	33.65%	30.40%	(0.87)%	(0.30)%
GTT	23.45%	21.19%	1.45%	(1.49)%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity used in the calculation of the investments as a percentage of adjusted members’ equity represents members’ equity excluding redemptions payable in the amount of $111,480,533 that was payable after June 30, 2005.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

     For the three and six months ended June 30, 2005, the Company’s Class A Series 1 Units returned (0.02)% and (0.14)%, respectively, net of fees and incentive allocation.
The Investment Funds
     Each of the four Investment Funds’ performance during the three and six months ended June 30, 2005 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
     As of June 30, 2005 GELS represented approximately 22% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 0.74 % and 1.89%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.
     For The Three Months Ended June 30, 2005
     Global equity markets experienced a significant sell-off early in the second quarter, but most equity markets recovered during May and June of 2005. Weaker than expected first quarter GDP numbers, minutes from the March 22nd Federal Reserve meeting suggesting that “inflation pressures could be intensifying,” and another record U.S. trade deficit ($61 billion) in February 2005 were factors in the particularly weak performance of equities markets in April. Virtually all major domestic and international indices were down for the month of April. Several GELS Advisors were hurt in April by a sell-off in cyclical and industrial companies, particularly energy companies, steel manufacturers and raw materials suppliers. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. Most GELS Advisors who lost money in May were notionally (in dollar terms) or beta-adjusted (factoring in volatility and correlation to the market) net short during the month, and were hurt by the broad-based equity rally. In June, most U.S. indices declined or were essentially flat, while overseas markets performed relatively well. The Federal Reserve raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged (and two of nine members even voted for a rate cut). The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well for the month of June, and more than two thirds of GELS Advisors ended in positive territory for the second quarter of 2005.

     For The Six Months Ended June 30, 2005
     Markets were mixed for the first half of 2005, with most indices down slightly. The S&P 500 Index was down for the first quarter before recovering in the second quarter, finishing down less than 1% for the first six months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained high through the second quarter of 2005, the increase in prices during the second quarter was less significant. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six Advisors up at least 3% for the month. The market corrected somewhat in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Conflicting economic data points, fears of inflation, continued rate increases by the Federal Reserve, and fluctuations in energy and commodity prices influenced market behavior through the second quarter of 2005. Approximately three quarters of GELS Advisors were up during the first half of 2005.
Goldman Sachs Global Event Driven, LLC
     As of June 30, 2005 GED represented approximately 24% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 0.47% and 2.38%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.
     For The Three Months Ended June 30, 2005
     GED ended the second quarter of 2005 in positive territory despite the economic backdrop of declining yields on 10-year Treasury Notes, increased oil price volatility, continued rate hikes by the Federal Reserve, the Federal Reserve Open Marker Committee (“FOMC”) raising short-term interest rates for the ninth time in the past twelve months to 3.25%, equity market volatility and several significant events surrounding the auto industry. GED Advisors managed to recoup losses suffered in April and May with a strong month in June, aided by positive performance from European related exposure. For the second quarter of 2005, the high yield market, represented by the Merrill Lynch US High Yield Master II Index, returned 2.61%, bringing year-to-date performance to 1.13%. In addition, for the second quarter of 2005, the S&P 500 Index returned 1.37%, the MSCI World Index returned 0.41% and the MSCI Europe Index hedged to the U.S. Dollar returned 4.24%.
     High yield credit spreads widened by 35 basis points to end the second quarter of 2005 at 385 basis points over 10-year Treasuries. The month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to “CCC” and lower related issues suffered the largest losses, ending the month down 3.6% following weakness experienced in the auto industry. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many GED Advisors were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.
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
     High yield credit spreads widened by 75 basis points to end the first half of 2005 at 385 basis points over 10-year Treasuries. High yield spreads were affected late in the first quarter of 2005 by a number of events: the Fed’s decision to raise short-term rates, high yield mutual fund outflows and negative earnings guidance from General Motors, the world’s largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Federal Reserve raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to “CCC” and lower related issuers suffered the largest losses, ending the month down 3.6% following the weakness experienced in the auto sector. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.
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
Goldman Sachs Global Relative Value, LLC
     As of June 30, 2005 GRV represented approximately 30% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GRV during the first half of 2005. GRV returned (0.87)% and (0.30)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

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
     Overall, equity market neutral GRV Advisors experienced a solid second quarter in 2005, despite a difficult equity market environment. There was low variation between individual stocks’ returns, providing fewer opportunities for profits from long vs. short positions as price movements were muted. The strong performance came from the fact that certain key factors worked well for the quarter, such as value factors and momentum factors, which when aggregated across many stocks resulted in decent returns.
     GRV Advisors implementing strategies based on fixed income trading had a difficult second quarter in 2005. The U.S. Treasury market experienced a rally as the 10-year bond yield decreased from 4.48% to 3.92%. The yield curve also experienced a significant flattening. The spread between the 2-year note and the 10-year bond decreased from about 71 basis points to 28 basis points, causing certain GRV Advisors in the fixed income trading category to lose money. Other fixed income trading GRV Advisors were able to generate positive returns from trading certain European and Asian interest-rate and currency markets.
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
Goldman Sachs Global Tactical Trading, LLC
     As of June 30, 2005 GTT represented approximately 21% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GTT during the first half of 2005. GTT returned 1.45% and (1.49)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.
     For The Three Months Ended June 30, 2005
     The second quarter of 2005 proved to be a mixed period for GTT Advisors. Fixed income trading was the largest contributor to performance for the second quarter of 2005. GTT Advisors were most profitable in long European fixed income positions. European bond prices rose as investors reacted to a slowdown in growth, rising unemployment and the possibility of a more accommodating monetary policy. In the U.S., despite continued interest rate tightening by the Federal Reserve, 10-year bond yields also declined as investors reacted to lower global growth prospects.

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
     Equity trading contributed to small losses during the second quarter of 2005. Global equities ended the quarter mixed as gains were made in the U.S. and Europe, while Japanese indices had little movement. A weak March was followed by a steep sell-off in April as global markets responded to disappointing retail sales growth in the U.S. Markets rallied as the weakened global growth picture led many to expect more accommodating monetary policies in the U.S. and Europe. The Nikkei Index continued to struggle throughout May because of the perceived ineffectiveness of monetary policy given Japan’s near-zero interest rates.
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
     For The Six Months Ended June 30, 2005
     The first half of 2005 saw mixed results across the four major asset classes. Fixed income trading generated the majority of gains during the first six months of 2005, with particular success in long European exposure. With the exception of an approximately 30 day decline between mid-February and mid-March, European bond prices climbed throughout the first half of 2005 on sluggish economic growth, high unemployment and an occasionally unstable political environment. Bonds in the U.S. were fairly volatile as yields climbed during February and March on signs of higher inflation and possibility of further Federal Reserve interest rate tightening. After sustaining losses on the reversal of the trend toward lower yields in the fourth quarter of 2004, GTT Advisors successfully shifted into short bond positions in March 2005. However, in April, yields fell again on signs of a global slowdown—forcing GTT Advisors to again shift positions. By the end of June, GTT Advisors were profitable in U.S. bond trading for the six-month period.
     Foreign exchange trading generated moderate losses for GTT Advisors. During the first quarter of 2005, foreign exchange markets were particularly difficult for GTT Advisors as markets moved sideways with increased volatility following January’s reversal of the weak Dollar trend. Uncertainty prevented sustained market direction; wider U.S. trade deficits favored Dollar weakness while U.S. growth rates relative to Europe and Japan favored Dollar strength. The second quarter of 2005 brought more focus on the interest rate and growth differentials, pushing the Dollar steeply higher during May and June. Profits in foreign exchange during the second quarter partially offset losses sustained in the first quarter of 2005.
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
Comparison of Selected Financial Information for the Three and Six Months ended June 30, 2006 and 2005
Interest Income
     Interest income for the three and six months ended June 30, 2006 was $121,037 and $332,409, respectively, compared to the three and six months ended June 30, 2005 of $86,387 and $104,979, respectively. The Company’s interest income fluctuates with the level of cash available to invest.
Expenses
     The Management Fee for the three and six months ended June 30, 2006 was $2,375,308 and $4,928,558, respectively, compared to the three and six months ended June 30, 2005 of $3,461,926 and $6,705,662, respectively. Because the Management Fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense was due to the fluctuation in the Company’s net assets for the periods ended June 30, 2006 compared to the same periods in 2005.
     Interest expense for the three and six months ended June 30, 2006 was $23 and $116,200, respectively, compared to the three and six months ended June 30, 2005 of $11,250 and $16,136, respectively. The decrease in interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to decreased levels of short-term borrowing during the periods. The increase in interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to increased levels of short-term borrowing during the periods.
     Professional fees for the three and six months ended June 30, 2006 were $46,171 and $149,260, respectively, compared to the three and six months ended June 30, 2005 of $122,849 and $154,201, respectively. The decrease in professional fees for the three and six month periods ended June 30, 2006 was primarily due to reduced services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company and registration with the SEC.

Incentive Allocation
     The Incentive Allocation for the three and six months ended June 30, 2006 was $(348,211) and $1,713,812, respectively, compared to the three and six months ended June 30, 2005 of $40,362 and $53,529, respectively. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, the change in Incentive Allocation was due to a decrease in net income from operations. The net loss incurred during the three months ended June 30, 2006 resulted in a reversal of Incentive Allocation accrued during the year. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005 the change in Incentive Allocation was due to the increase in net income from operations.
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
     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company’s investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2005. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.
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
     The Company received investments from new and existing investors of $4,750,000 and $21,106,000, respectively, during the three and six months ended June 30, 2006 and of $88,121,766 and $198,592,943, respectively, during the three and six months ended June 30, 2005.
     The Company paid out redemptions of $76,810,273 and $424,333,869, respectively, during the three and six months ended June 30, 2006 and $0 and $128,546,636, respectively, during the three and six months ended June 30, 2005. The Company had Redemptions payable in the amount of $89,209,736 payable after June 30, 2006. The Company funded the redemptions made in July 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand and its credit facility. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in July 2006 had a material adverse effect on the value of the Units or the performance of the Company. The Company may elect to borrow under its New Credit Facility, including without limitation, to fund redemptions, from time to time, in the future. As further described below in this section, the Company terminated the Old Credit Facility on June 30, 2006 and entered into the New Credit Facility on June 30, 2006. As of June 30, 2006, the Company had not made an initial borrowing under the New Credit Facility. Although the Company may, from time to time, borrow under the New Credit Facility to fund redemptions in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.
     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. The Company had in place since November 24, 2004, a credit facility (the “Old Credit Facility”) which was scheduled to mature in October 2009, unless terminated earlier in accordance with its terms or otherwise. From January 3, 2006 through June 29, 2006, the Company could request to borrow up to $80,000,000, at the discretion of the financial institution (the “Old Facility Counterparty”). Prior to January 3, 2006, the Company could request to borrow up to $40,000,000, at the discretion of the Old Facility Counterparty. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000, at the discretion of the Old Facility Counterparty. There were no borrowings outstanding under the Old Credit Facility at December 31, 2005. Under the Old Credit Facility, at the time of any borrowing, the aggregate amounts borrowed could not exceed 10% of the Company’s net asset value and at all other times the aggregate amount borrowed could not exceed 15% of the Company’s net asset value. The effective interest rate on the borrowed amounts equaled LIBOR plus 0.85% per annum compounded daily. The Company also paid an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $80,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. As security for its borrowings, the Company granted the Old Facility Counterparty a security interest in the Company’s cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company.

     On June 30, 2006, the Old Credit Facility was terminated and, the Company entered into a new credit facility (the "New Credit Facility") with Barclays Bank PLC (the “New Facility Counterparty”). As of June 30, 2006, the Company had no outstanding borrowings under the New Credit Facility. The New Credit Facility has a final stated maturity of June 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the New Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the New Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the New Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the New Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the New Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the New Credit Facility or the investment guidelines therein. The obligation of the New Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The New Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The New Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due; incorrectness of representations and warranties; non-compliance with the New Credit Facility and note; breach of material agreements; insolvency events; judgments or orders to pay money; a “material adverse effect” as defined in the New Credit Facility; change in the control of the Managing Member, or its removal or resignation; violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the New Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. See Note 6 to the financial statements for a description of the Company’s credit agreement.
     As of June 30, 2006, the Company had Cash and cash equivalents on hand of $282,090. As of December 31, 2005, the Company had Cash and cash equivalents on hand of $706,812.
     Investments as of June 30, 2006 were $755,339,255 as compared to $1,124,329,933 as of December 31, 2005. The decrease was due to net redemptions made by the Company from the Investment Funds net of profits earned by the Company from the Investment Funds during the three and six months ended June 30, 2006.
     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2006 was $2,375,308 as compared to $2,321,114 as of December 31, 2005. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.
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
     None
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
     The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisors’ market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor. In the absence of quoted market prices or broker-dealer price quotations, investments of the underlying Advisors are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in the Advisors Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) and in Item 1A of Part II of this Quarterly Report on Form 10-Q
(the “Form 10-Q”).
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
     To date there has been one situation during the periods presented in the Company’s financial statements presented in this Form 10-Q where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.
Off Balance Sheet Risk
     There are no off-balance sheet or material contingent liabilities at the Company level.
Contractual Obligations
     The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of June 30, 2006 and as of December 31, 2005, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit from January 1, 2006 to June 30, 2006 and from January 1, 2005 to December 31, 2005. Because of the speculative nature of the investments that the

Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.
Six Months Ended
June 30, 2006

			% of Adjusted		Fair Value/Value	Net Trading Profit
Investment Fund	% of Members’ Equity		Members’ Equity (6)		at Risk	(in millions)	Liquidity
GELS	38.75%		34.16%		$257,252,190	$8.2	(1)
GED	40.75%		35.92%		$270,527,658	$18.7	(2)
GRV	17.51%		15.44%		$116,268,289	$10.5	(3)
GTT	16.77%		14.78%		$111,291,118	$1.7	(4)

Total	113.78	%(5)	100.30	%(5)	$755,339,255	$39.1

Year Ended
December 31, 2005

			% of Adjusted		Fair Value/Value	Net Trading Profit
Investment Fund	% of Members’ Equity		Members’ Equity (6)		at Risk	(in millions)	Liquidity
GELS	37.97%		26.21%		$294,096,911	$25.7	(1)
GED	38.91%		26.86%		$301,443,254	$20.9	(2)
GRV	41.02%		28.32%		$317,728,892	$12.3	(3)
GTT	27.25%		18.81%		$211,060,876	$7.9	(4)

Total	145.15	%(5)	100.20	%(5)	$1,124,329,933	$66.8

(1)	Redemptions can be made quarterly with 45 days’ notice or at the sole discretion of the managing member.

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

(4)
Effective January 1, 2006, redemptions can be made quarterly with 60 days’ notice (prior to the valuation date) or at the sole discretion of the managing member, rather than semi-annually with 60 days’ notice (prior to the redemption date) as required prior to January 1, 2006.

(5)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(6)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $89,209,736 that was payable at June 30, 2006 and $347,523,596 that was payable at December 31, 2005.

Certain of the Investment Funds’ investments in the Advisors are subject to various lock-up provisions.

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
     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds.
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
     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member’s judgment and was implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 34.16% GELS, 35.92% GED, 15.44% GRV and 14.78% GTT as of June 30, 2006 as a percentage of adjusted members’ equity which excluded redemptions paid after June 30, 2006. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.
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
Item 1A. Risk Factors
     The following risk factor supplements the Company’s risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with SEC on March 31, 2006.
Additional Investment Risks of Certain Advisor Funds
     Certain Advisor Funds to which the Investment Funds may allocate assets may invest in private equity investments, which involve a high degree of business and financial risk. These investments typically take many years to be realized or to become liquid. Certain Advisor Funds may also invest in real estate investments, which generally will be subject to the risks incident to the ownership and operation of commercial real estate and risks incident to the making of non-recourse mortgage loans secured by real estate including risks associated with U.S. and non-U.S. general economic climates, local real estate conditions, dependence on cash flow and lack of liquidity.
     Private equity and real estate investments may be difficult to value. The Investment Funds will generally value interests in Advisor Funds in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Such valuations will be, indirectly through the Investment Funds, utilized by the Company in calculating the NAV of the Company and the NAV per Unit for purposes of subscriptions and redemptions, as well as for calculating the Management Fee, Incentive Allocation and Administration Fee. These calculations will therefore be directly affected by the valuations of any difficult-to-value assets.
     In addition, the Investment Funds may from time to time allocate assets to Advisor Funds that require the Investment Funds to make capital commitments, which will be drawn down over time rather than paid at the time of the initial investment. If an Investment Fund fails to make a required capital contribution, the Investment Fund may be liable for costs incurred in collecting or attempting to collect such late payment, and could lose its entire investment in such a Advisor Fund. The Company, as a member of an Investment Fund, will not be required to make additional investments to fund capital contributions; these will come solely from the Investment Fund’s existing assets.
     From time to time certain Advisor Funds may segregate from their portfolio of assets certain illiquid or difficult-to-value securities or instruments (each, a “special investment”) and hold them in special investment accounts. This practice is commonly referred to as “side-pocketing.” Interests in special investment accounts generally are allocated only to those investors that were investors at the time the relevant special investments were acquired or segregated. Investors (including the Investment Funds) that hold interests in special investment accounts generally will not be able to redeem their interests in such accounts until the relevant special investments are liquidated or otherwise disposed of.
     Special investments generally are carried on the books of an Advisor Fund at the applicable Advisor’s determination of fair value. However, given the nature of special investments, such determinations may not represent the actual amount that would be realized by the Advisor Fund upon a disposition of such special investment. As discussed above, an Investment Fund will generally value interests in Advisor Funds in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Accordingly, indirectly through the Investment Funds, the NAV of the Company and the NAV per Unit will be directly affected by the valuations of any special investments as reported to the Investment Funds. Valuations of special investments generally will not be adjusted retroactively when such special investments are sold or otherwise disposed of by an Advisor Fund.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From January 1, 2006 to June 30, 2006, aggregate subscriptions totaled $21,106,000. Details of the sale of the series of Units are as follows:

	Class and Series			Total Subscription
Date of Sale	of Units	Number of Units Sold	Number of Investors	Amount
January 1, 2006	Class A Series 21	20,000.00	3	$2,000,000
February 1, 2006	Class A Series 22	126,060.00	4	$12,606,000
March 1, 2006	Class A Series 23	17,500.00	3	$1,750,000
April 1, 2006	Class A Series 24	16,500.00	4	$1,650,000
May 1, 2006	Class A Series 25	26,000.00	4	$2,600,000
June 1, 2006	Class A Series 26	5,000.00	1	$500,000
Total		211,060.00	19	$21,106,000
     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.
     Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $76,810,273 during the three months ended June 30, 2006.
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
     In addition to the risks identified in our Form 10-K and in Item 1A of Part II of this Form 10-Q, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:
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
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Company’s Form 10-K and in Item 1A of Part II of this Form 10-Q. The Company or the Managing Member do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or Company or on their behalf.
     References to market or composite indices, benchmarks or other measures of relative market performance (each, an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar or dissimilar to that index.
     The information included in this Form 10-Q discusses general market activity, industry or sector trends, or other broad-based economic, market or political conditions and should not be construed as research or investment advice. Please see additional disclosures.
     This Form 10-Q has been prepared by GS HFS and is not a product of the Goldman Sachs Global Investment Research (GIR) Department. The views and opinions expressed may differ from those of the GIR Department or other departments or divisions of Goldman Sachs and its affiliates. Investors are urged to consult with their financial advisors before buying or selling any securities. This Form 10-Q may not be current and GS HFS has no obligation to provide any updates or changes.

Item 6. Exhibits
     (a) Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC (Registrant)

	By:	Goldman Sachs Hedge Fund Strategies LLC Managing Member

Date: August 14, 2006		By:	/s/ Jennifer Barbetta

Jennifer Barbetta
Vice President and Chief Financial Officer

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002