Form 10-Q
period 2006-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2006-11-14
CIK 1173394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
      The Registrant had 4,997,048 Units of Limited Liability Company Interests outstanding as of November 14, 2006.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
Schedule of Investments
September 30, 2006 and December 31, 2005

	(Unaudited)			(Audited)
	2006			2005
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)
Goldman Sachs Global Equity Long/Short, LLC	$241,042,201	37.41%	35.68%	$294,096,911	37.97%	26.21%
Goldman Sachs Global Event Driven, LLC	242,258,424	37.60%	35.86%	301,443,254	38.91%	26.86%
Goldman Sachs Global Relative Value, LLC	95,582,930	14.83%	14.15%	317,728,892	41.02%	28.32%
Goldman Sachs Global Tactical Trading, LLC	101,908,382	15.81%	15.08%	211,060,876	27.25%	18.81%

Total investments (cost $572,093,642 and $949,298,808, respectively)	$680,791,937	105.65%	100.77%	$1,124,329,933	145.15%	100.20%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $31,192,162 that was payable at September 30, 2006 and Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

The Company’s proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members’ equity at September 30, 2006. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of the Company’s members’ equity.
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

2005
	Underlying	Proportionate Share	% of members’	% of adjusted
Investee	investment	of Fair Value	equity(1)	members’ equity(2)
Goldman Sachs Global Event Driven, LLC	OZ Domestic Partners, LP	$23,653,904	3.04%	2.10%
Goldman Sachs Global Relative Value, LLC	OZ Domestic Partners, LP	18,712,511	2.41%	1.66%

	Total OZ Domestic
	Partners, LP	$42,366,415	5.45%	3.76%

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

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
BALANCE SHEET
September 30, 2006 and December 31, 2005
ASSETS

	(Unaudited)	(Audited)
	2006	2005
Assets:
Investments (cost $572,093,642 and $949,298,808, respectively)	$680,791,937	$1,124,329,933
Cash and cash equivalents	10,911	706,812

Total assets	$680,802,848	$1,125,036,745

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$31,192,162	$347,523,596
Due to managing member	2,890,095	2,321,114
Due to bank	2,126,088	10,112
Accounts payable and accrued liabilities	204,496	583,040

Total liabilities	36,412,841	350,437,862

Members’ equity (units outstanding 4,991,027.86 and 6,507,125.18, respectively)	644,390,007	774,598,883

Total liabilities and members’ equity	$680,802,848	$1,125,036,745

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$535,691,712	$599,567,758
Accumulated net unrealized profit/(loss)	$108,698,295	$175,031,125

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF OPERATIONS
(Unaudited)
For the three and nine months ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from trading:
Equity in earnings of investees:
Realized profit/(loss )	$27,808,252	$18,454,671	$107,394,834	$37,846,848
Change in unrealized profit/(loss )	(25,855,570)	25,643,534	(66,332,830)	12,485,876

Net trading profit/(loss)	1,952,682	44,098,205	41,062,004	50,332,724

Interest income	81,943	41,648	414,352	146,626

Expenses:
Management fee	2,104,808	3,399,678	7,033,366	10,105,340
Professional fees	72,372	283,326	221,632	437,526
Interest expense	25,267	10,222	141,467	26,358
Miscellaneous expenses	5,370	—	57,596	1,149

Total expenses	2,207,817	3,693,226	7,454,061	10,570,373

Net investment income/(loss )	(2,125,874)	(3,651,578)	(7,039,709)	(10,423,747)

Net income/(loss)	(173,192)	40,446,627	34,022,295	39,908,977

Less: Incentive allocation to the managing member	(7,873)	1,950,055	1,705,939	2,003,584

Net income/(loss) available for pro-rata allocation to members	$(165,319)	$38,496,572	$32,316,356	$37,905,393

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2006 (Unaudited)
and for the year ended December 31, 2005 (Audited)

	Managing
	member’s	Members’	Members’	Total members’
	equity	units	equity	equity
Balance at December 31, 2004	$—	8,106,803.34	$957,455,233	$957,455,233

Subscriptions	—	2,253,291.93	225,329,193	225,329,193
Redemptions	(2,615,216)	(3,708,281.88)	(457,711,961)	(460,327,177)
Share class conversion	—	(144,688.21)	—	—
Allocations of net income/(loss):
Incentive allocation	2,615,216	—	—	2,615,216
Pro-rata allocation	—	—	49,526,418	49,526,418

Balance at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883

Subscriptions	—	329,810.00	32,981,000	32,981,000
Redemptions	(376,569)	(1,498,825.13)	(196,835,602)	(197,212,171)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	1,705,939	—	—	1,705,939
Pro-rata allocation	—	—	32,316,356	32,316,356

Balance at September 30, 2006	$1,329,370	4,991,027.86	$643,060,637	$644,390,007

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income/(loss)	$34,022,295	$39,908,977

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(66,400,000)	(184,560,000)
Proceeds from sales of investments	551,000,000	223,100,000
Realized (profit)/loss from sales of investments	(107,394,834)	(37,846,848)
Change in unrealized (profit)/loss	66,332,830	(12,485,876)

Increase/(decrease) in operating liabilities:
Due to managing member	568,981	151,904
Accounts payable and accrued liabilities	(378,544)	(768,894)

Net cash from operating activities	477,750,728	27,499,263

Cash flows from financing activities
Subscriptions	32,981,000	217,692,943
Redemptions	(513,543,605)	(241,350,217)
Proceeds from loan	79,640,975	13,482,836
Repayments of loan	(77,524,999)	(16,472,613)

Net cash from financing activities	(478,446,629)	(26,647,051)

Net change in cash and cash equivalents	(695,901)	852,212

Cash and cash equivalents at beginning of period	706,812	218,797

Cash and cash equivalents at end of period	$10,911	$1,071,009

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$126,300	$16,135

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006
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
Consolidation
During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 1 — Significant accounting policies (continued)
Consolidation (continued)
The following table summarizes the Company’s ownership in the Investees at September 30, 2006 and December 31, 2005:

	September 30, 2006
				Adjusted	Adjusted %
	Company	Investee	% owned by	Investee	owned by the
	investment	equity (1)	the Company(1)	equity (2)	Company(2)
GELS	$241,042,201	$813,555,589	29.63%	$861,883,629	27.97%
GED	242,258,424	900,108,185	26.91%	934,140,871	25.93%
GRV	95,582,930	305,412,776	31.30%	329,255,633	29.03%
GTT	101,908,382	259,624,729	39.25%	283,883,126	35.90%

Total	$680,791,937

	December 31, 2005
				Adjusted	Adjusted %
	Company	Investee	% owned by	Investee	owned by the
	investment	equity (1)	the Company(1)	equity (2)	Company(2)
GELS	$294,096,911	$816,334,736	36.03%	$971,851,587	30.26%
GED	301,443,254	971,795,729	31.02%	1,014,743,053	29.71%
GRV	317,728,892	397,729,785	79.89%	742,911,706	42.77%
GTT	211,060,876	316,096,988	66.77%	484,726,735	43.54%

Total	$1,124,329,933

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)
The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at September 30, 2006 and December 31, 2005, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
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
September 30, 2006
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
The managing member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.
The following table summarizes the Company’s Equity in earnings of investees for the three and nine months ended September 30, 2006 and 2005:
		Three months ended		Nine months ended
		September 30,		September 30,
Investee	Liquidity	2006	2005	2006	2005
GELS	(1)	$5,290,010	$16,378,724	$13,445,290	$20,876,552
GED	(2)	3,730,767	9,721,097	22,415,170	15,831,066
GRV	(3)	(5,685,359)	10,861,516	4,854,038	9,745,898
GTT	(4)	(1,382,736)	7,136,868	347,506	3,879,208

Total		$1,952,682	$44,098,205	$41,062,004	$50,332,724

(1)	Redemptions can be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 2 — Investments (continued)
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
Goldman Sachs Global Event Driven, LLC
Goldman Sachs Global Event Driven, LLC seeks attractive risk-adjusted absolute returns with volatility and correlation that is lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.
Goldman Sachs Global Relative Value, LLC
Goldman Sachs Global Relative Value, LLC seeks attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well.
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
Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at September 30, 2006 and 2005. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

	September 30, 2006		September 30, 2005
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee
GELS	1.60%	19.91%	1.46%	19.96%
GED	1.52%	19.92%	1.46%	19.92%
GRV	1.58%	20.73%	1.66%	20.94%
GTT	2.07%	21.57%	2.01%	20.35%
The Advisors’ management and incentive fees are not paid to the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 2 — Investments (continued)
The following table summarizes the cost of the Company’s investments in the Investees at September 30, 2006 and December 31, 2005:

Investee	September 30, 2006	December 31, 2005
GELS	$200,120,206	$241,980,239
GED	186,458,430	236,665,601
GRV	95,189,446	282,956,248
GTT	90,325,560	187,696,720

Total	$572,093,642	$949,298,808

Note 3 — Fees
The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.
The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended September 30, 2006 and 2005, the Company’s proportionate share of the administration fee charged at the Investee level totaled $118,478 and $177,624, respectively. For the nine months ended September 30, 2006 and 2005, the Company’s proportionate share of the administration fee charged at the Investee level totaled $393,809 and $520,097 respectively.
GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI serves as the administrator for each of the Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
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
Note 5 — Related parties
The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at September 30, 2006 and December 31, 2005.
Included in the Redemptions payable on the Balance Sheet at September 30, 2006 and December 31, 2005, were redemptions due to the managing member of $184,281 and $2,615,216, respectively.
Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS & Co. charges fees at prevailing market rates.
Directors and Executive Officers of the managing member own less than 1% of the Company’s equity at September 30, 2006 and December 31, 2005.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 6 — Borrowing facility
On June 30, 2006, the credit facility, which was entered into on November 24, 2004, was terminated, and the Company entered into a 364 day credit facility with a new financial institution. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 10.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company may elect to borrow under its credit facility, including without limitation, to fund redemptions, from time to time, in the future. The Company currently expects that any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof. There were $2,100,809 borrowings outstanding at September 30, 2006, which is included in the Due to bank on the Balance Sheet.
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
Note 7 — New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
On September 15, 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption of FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, management is evaluating the implications of FAS 157 and its impact in the financial statements has not yet been determined.
Note 8 — Members’ equity
At September 30, 2006 and December 31, 2005, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units and effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the nine months ended September 30, 2006 and the year ended December 31, 2005 are as follows:

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 8 — Members’ equity (continued)

	Nine months ended September 30, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount
Share Class
Conversion
Class A
Series 1	1,747,528.47	$219,744,215	911,205.28	$109,573,710
Series 2	—	—	(687.41)	(71,818)
Series 3	—	—	(83,221.74)	(8,734,155)
Series 4	—	—	(12,734.34)	(1,346,355)
Series 5	—	—	(17,500.00)	(1,850,110)
Series 6	—	—	(298,400.00)	(31,325,187)
Series 7	—	—	(412,100.00)	(42,863,013)
Series 8	—	—	(231,250.00)	(23,383,072)
Series 9	(210,475.70)	(22,009,240)	—	—
Series 10	(494,654.82)	(52,022,308)	—	—
Series 11	(303,250.00)	(31,573,596)	—	—
Series 12	(263,000.00)	(27,533,177)	—	—
Series 13	(279,367.65)	(29,690,733)	—	—
Series 14	(276,499.99)	(29,272,927)	—	—
Series 15	(128,500.00)	(13,455,578)	—	—
Series 16	(52,500.00)	(5,421,351)	—	—
Series 17	(10,000.00)	(1,023,103)	—	—
Series 18	(51,262.50)	(5,179,803)	—	—
Series 19	(12,000.00)	(1,233,270)	—	—
Series 20	(13,100.00)	(1,329,129)	—	—

Total	(347,082.19)	$—	(144,688.21)	$—

Subscriptions
Class A
Series 9	—	$—	244,566.36	$24,456,636
Series 10	—	—	546,895.41	54,689,541
Series 11	—	—	313,250.00	31,325,000
Series 12	—	—	282,000.00	28,200,000
Series 13	—	—	305,217.66	30,521,766
Series 14	—	—	294,000.00	29,400,000
Series 15	—	—	128,500.00	12,850,000
Series 16	—	—	52,500.00	5,250,000
Series 17	—	—	10,000.00	1,000,000
Series 18	—	—	51,262.50	5,126,250
Series 19	—	—	12,000.00	1,200,000
Series 20	—	—	13,100.00	1,310,000
Series 21	20,000.00	2,000,000	—	—
Series 22	126,060.00	12,606,000	—	—
Series 23	17,500.00	1,750,000	—	—
Series 24	16,500.00	1,650,000	—	—
Series 25	26,000.00	2,600,000	—	—
Series 26	5,000.00	500,000	—	—
Series 27	19,000.00	1,900,000	—	—
Series 28	79,750.00	7,975,000	—	—
Series 29	20,000.00	2,000,000	—	—

Total	329,810.00	$32,981,000	2,253,291.93	$225,329,193

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 8 — Members’ equity (continued)

	Nine months ended September 30, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	1,498,825.13	$196,835,602	3,549,600.61	$441,034,885
Series 9	—	—	34,090.66	3,553,991
Series 10	—	—	52,240.59	5,492,810
Series 11	—	—	10,000.00	1,041,174
Series 12	—	—	19,000.00	1,989,089
Series 13	—	—	25,850.01	2,747,295
Series 14	—	—	17,500.01	1,852,717

Total	1,498,825.13	$196,835,602	3,708,281.88	$457,711,961

At September 30, 2006 and December 31, 2005, members’ equity consists of the following:

	September 30, 2006		December 31, 2005
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value
Non-managing members
Class A
Series 1	4,661,217.86	$609,928,303	4,412,514.52	$554,854,668
Series 9	—	—	210,475.70	22,009,240
Series 10	—	—	494,654.82	52,022,308
Series 11	—	—	303,250.00	31,573,596
Series 12	—	—	263,000.00	27,533,177
Series 13	—	—	279,367.65	29,690,733
Series 14	—	—	276,499.99	29,272,927
Series 15	—	—	128,500.00	13,455,578
Series 16	—	—	52,500.00	5,421,351
Series 17	—	—	10,000.00	1,023,103
Series 18	—	—	51,262.50	5,179,803
Series 19	—	—	12,000.00	1,233,270
Series 20	—	—	13,100.00	1,329,129
Series 21	20,000.00	2,081,212	—	—
Series 22	126,060.00	12,754,428	—	—
Series 23	17,500.00	1,762,346	—	—
Series 24	16,500.00	1,634,382	—	—
Series 25	26,000.00	2,536,143	—	—
Series 26	5,000.00	497,570	—	—
Series 27	19,000.00	1,899,528	—	—
Series 28	79,750.00	7,980,825	—	—
Series 29	20,000.00	1,985,900	—	—

Subtotal	4,991,027.86	643,060,637	6,507,125.18	774,598,883

Managing member		1,329,370		—

Total members’ equity		$644,390,007		$774,598,883

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2006
Note 9 — Financial highlights
Financial highlights for the Company for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$130.88	$120.08	$125.75	$120.25
Income from operations:
Net trading profit/(loss)	0.38	4.99	6.66	5.58
Net investment income/(loss)(1) (2)	(0.41)	(0.63)	(1.56)	(1.39)

Total income/(loss ) from operations	(0.03)	4.36	5.10	4.19

Net asset value, end of period	$130.85	$124.44	$130.85	$124.44

Ratios to average net assets(3)
Expenses	1.27%	1.28%	1.32%	1.29%
Incentive allocation	(0.00)%	0.18%	0.23%	0.17%

Total expenses and incentive allocation	1.27%	1.46%	1.55%	1.46%

Net investment income/(loss )	(1.22)%	(1.45)%	(1.48)%	(1.44)%

Total return (prior to incentive allocation)(4)	(0.02)%	3.82%	4.30%	3.66%
Incentive allocation(4)	0.00%	(0.18)%	(0.24)%	(0.17)%

Total return(4)	(0.02)%	3.64%	4.06%	3.49%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

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
General Overview
      The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. Goldman Sachs Hedge Fund Strategies LLC, a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”).
      As of September 30, 2006, the Company had total assets of $680,802,848 compared with total assets of $1,125,036,745 as of December 31, 2005. Total liabilities of the Company were $36,412,841 as of September 30, 2006 compared with $350,437,862 as of December 31, 2005. Member’s equity of the Company was $644,390,007 as of September 30, 2006 compared with $774,598,883 as of December 31, 2005.
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
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
      The following presents a summary of the operations for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005, and a general discussion of each Investment Fund’s performance during those periods.
Performance of the Company for the Three and Nine Months Ended September 30, 2006
      The Company’s net trading profit/(loss) for the three and nine months ended September 30, 2006 was $1,952,682 and $41,062,004, respectively, compared to the three and nine month period ended September 30, 2005 of $44,098,205 and $50,332,724, respectively.

Overview
      The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the third quarter of 2006, the equity long/short and event driven sectors posted positive returns, while the relative value and tactical trading sectors experienced negative performance. The primary driver for the equity long/short sector was the rally of global equity markets to near five-and-a-half-year highs due to lower inflation and continued strong economic growth. The event driven sector also benefited from strong equity markets, as well as a strong high yield market and robust global mergers and acquisitions activity. The relative value sector suffered as a result of a challenging credit spread environment, the flattening of global yield curves, and significant energy-related losses. Negative performance in the tactical trading sector was driven primarily by losses in fixed income and foreign exchange trading. For the first nine months of 2006, all sectors except tactical trading delivered positive returns, with the strongest performance coming from the event driven and equity long/short sectors. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. The Company cannot predict which hedge fund sector, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of September 30, 2006 as well as each Investment Fund’s net return for the three and nine months ended September 30, 2006.

	Portfolio Weight	Portfolio Weight	Three Months	Nine Months
	as a % of	as a % of	Ended	Ended
Investment	Members’	Adjusted Members’	September 30, 2006	September 30, 2006
Fund	Equity (1)	Equity (2)	Net Return (3)	Net Return (3)
GELS	37.41%	35.68%	2.24%	5.39%
GED	37.60%	35.86%	1.56%	9.12%
GRV	14.83%	14.15%	(5.61)%	1.67%
GTT	15.81%	15.08%	(1.38)%	0.07%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $31,192,162 at September 30, 2006.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

      For the three and nine months ended September 30, 2006, the Company’s Class A Series 1 Units returned (0.02)% and 4.06%, respectively, net of fees and incentive allocation.

The Investment Funds
      Each of the four Investment Funds’ performance during the three and nine months ended September 30, 2006 is described below.
Goldman Sachs Global Equity Long/Short, LLC
      As of September 30, 2006, GELS represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2006. GELS returned 2.24% and 5.39%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2006.
     For The Three Months Ended September 30, 2006
      During the third quarter of 2006, global equity markets rallied to near five and a half year highs due to lower inflation and continued strong economic growth. With the exception of energy and gold, all sectors were positive for the quarter.
      In July, U.S. markets rallied strongly on the Federal Reserve Board’s (the “Fed’s”) Chairman Ben Bernanke’s comments regarding inflation and the future direction of interest rates. Economic data was relatively benign during the month, though housing starts came in lower than expected. Commodities were mixed in July, with oil ending the month up less than 1%, while natural gas spiked 34.5%, and base metals, led by nickel, also moved higher. As widely anticipated by the markets, the Bank of Japan raised the overnight rate to 0.25%, which was the first such move in six years. The decision to end Japan’s zero interest rate policy was supported by strong economic data releases in July, including the June Nationwide CPI data, which showed a 0.6% year-on-year rise in core inflation. European economic data was largely mixed in July. Business surveys were the largest source of disappointment as many, including the Belgian and German, came off their recent highs and posted lower-than-expected numbers. Overall, GELS Advisors had mixed performance in July, with the largest losses coming from Advisors with exposure to Japanese equities.
      In August, global equity markets rallied after the Fed’s decision to pause, for the first time in more than two years, in its series of interest rate increases. In its statement, the Federal Open Market Committee indicated that there was still concern about inflation, and they are prepared to tighten interest rates further if necessary. Equity markets continued to rally after producer and consumer inflation data were lower than expected. A larger-than-anticipated gain in U.S. retail sales also boosted equity markets in August. With the exception of precious metals, commodities decreased in August. Japanese economic data, with the exception of industrial production, was generally weak, which lowered expectations of an imminent interest rate hike. As anticipated by the markets, the European Central Bank raised its benchmark refinancing rate by 25 basis points (“bps”). European economic data releases were generally negative, though not concerning, given the high levels attained in recent months. Many GELS Advisors delivered strong performance in August; GELS Advisors with exposure to Japanese equities experienced the largest gains, while GELS Advisors with exposure to energy-related equities had a difficult month.
      In September, lower inflation data and a continued pause in interest rate increases by the Fed boosted global equity prices. Falling commodity prices and a slowing housing market contributed to the moderation in inflation. The Fed left interest rates unchanged again and made no substantial changes to their forward-looking policy statement. These factors combined to push the U.S. stock market to five and a half year highs as investors bet on the economy achieving a soft landing. U.S. consumer confidence also increased, due in part to the large decrease in gasoline prices. In Europe, strong business surveys across the region and a decline in inflation provided a positive backdrop for equities during September. In Japan, a series of lower-than-expected economic data reports caused equities to sell off. In turn, this resulted in market participants lowering their expectations for further interest rate increases by the Bank of Japan. Small capitalization stocks were particularly hard hit as the JASDAQ finished the month down 4.40%. GELS Advisors with the strongest performance were those with exposure to large capitalization stocks, benefiting from a global rally in large capitalization stocks. GELS Advisors with exposure to Japanese and commodity-related equities experienced the weakest performance.
     For The Nine Months Ended September 30, 2006
      The majority of global equity markets were positive during the first nine months of 2006, with the notable exception of the Japanese markets. The S&P 500 index rose 8.53% during the first nine months of 2006, while the MSCI World Index Net and NASDAQ advanced 10.79% and 3.02%, respectively.

      Virtually all Japanese markets declined during the first nine months of 2006, with small capitalization stocks suffering disproportionately. The Nikkei 225 Index advanced 0.96% for the nine months ended September 29th, 2006, while the JASDAQ during this period declined 31.43%. European equities performed well, with the MSCI Europe Index (Local) up 11.42% during the first nine months of 2006, and the FTSE 100 Index up 6.09%. Slightly over half of GELS Advisors’ net exposure was in non-U.S. markets during the first nine months of 2006. Prices for energy and raw materials fell from highs set during the first half of 2006, but were still higher than December 31, 2005 levels. NYMEX crude oil rose 3.06%, and copper rose 60.03% during the first nine months of 2006. Equity indices with exposure to those indices also rallied, with the AMEX Oil index up 9.83% year-to-date. Emerging markets, energy and materials equities, and small capitalization stocks outperformed during the half of 2006, then underperformed during the third quarter of 2006. The MSCI Emerging Markets (local) Index was up 12.09% and the Russell 2000 Index was up 8.69% for the first nine months of 2006.
      In the second and third quarter of 2006, many of the sectors which had rallied during the first quarter of 2006 sold off strongly, negatively affecting the performance of GELS Advisors with long exposure to these sectors. A strong and continuing sell-off in Japanese equities, especially small-capitalization Japanese equities, negatively affected many GELS Advisors with exposure to Japan. GELS Advisors with dilutive returns during the first nine months of 2006 included those with Japanese exposure and some GELS Advisors with exposure to the energy and materials sectors, while no common factor contributed to the performance of accretive GELS Advisors.
Goldman Sachs Global Event Driven, LLC
      As of September 30, 2006, GED represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2006. GED returned 1.56% and 9.12%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2006.
     For The Three Months Ended September 30, 2006
      GED had a positive third quarter of 2006, against a backdrop of extremely strong global equity markets and a strong high yield market. Equity and credit markets remained volatile over the course of the quarter, with macro news, including the Fed’s decision to stop raising interest rates, dominating the headlines. U.S. equity markets performed well on the back of lower energy prices and lower-than-expected second quarter Gross Domestic Product (“GDP”) numbers, fueling the belief that the economy was expanding at a slower, but more sustainable pace. While isolated events drove the majority of GED Advisors’ performance, equity and credit market hedges proved to be detractors from performance, as many GED Advisors remained defensively positioned.
      Global mergers and acquisitions activity continued to surge in the third quarter of 2006, with strong equity markets, accommodating credit markets, and abundant corporate appetite driving announced year-to-date deal volume to over $2.3 trillion, nearly equal to the total activity for calendar year 2005. Specifically, leveraged buyout activity and competitive bidding transactions in Europe proved profitable for GED Advisors, with the metals and mining, financial exchange, and energy and power sectors seeing continued activity.
      Several GED Advisors with exposure to the special situations/corporate restructuring suffered losses in the third quarter of 2006 after a court ruling that granted class-action status to tens of millions of smokers of “light cigarettes,” exposing major tobacco companies to potentially new claims for damages.
      The high yield market was up 4.05% for the third quarter of 2006, with lower quality credits once again outperforming higher quality names. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, widened by nine bps to end the third quarter of 2006 at 344 bps. Airline and auto credits were volatile, though several airline credits performed well in August, given lower fuel prices and rumors of potential consolidation in the sector.
     For The Nine Months Ended September 30, 2006
      GED generated strong returns for the nine months ended September 30, 2006, despite a choppy environment for both equity and credit markets. While isolated events drove most of the positive performance in GED, equity and credit market hedges proved to be detractors to the performance of many GED Advisors who remained defensively positioned.
      Global mergers and acquisitions activity continued to be very strong during the first nine months of 2006. GED Advisors benefited from exposure to a number of competitive and hostile deals, driven by continued cross-border activity and consolidation in the mining, infrastructure, financial exchanges, energy and steel sectors.

      The high yield market was up over 7% for the first nine months of 2006, with lower quality credits outperforming higher quality names. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, tightened 27 bps to end the first nine months of 2006 at 344 bps over Treasuries. The auto and airline sectors continued to dominate the headlines during this period, with several companies seeking to emerge from bankruptcy protection. In general, GED Advisors continued to focus on investments in more senior parts of the capital structure and idiosyncratic, name-specific risk, as opposed to broader, thematic risk, during the third quarter of 2006.
Goldman Sachs Global Relative Value, LLC
      As of September 30, 2006, GRV represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2006. GRV returned (5.61)% and 1.67%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2006.
     For The Three Months Ended September 30, 2006
      GRV Advisors implementing strategies based on credit relative value experienced a strong third quarter of 2006, despite a challenging credit spread environment. GRV Advisors focused on fundamental credit picking in the U.S. were able to generate positive returns due to exposure to select corporate event candidates. In addition, opportunistic trading in credit indices in the U.S. and Europe by GRV Advisors also resulted in profits.
      GRV Advisors focused on equity market neutral strategies delivered mixed results for the third quarter of 2006. Strong performance early in the quarter came from country-specific models as well as management signal factor models, which worked particularly well in the U.S. However, investor sentiment led to sharp price reversals in equity markets in August, negatively impacting returns from momentum and value factor models. Despite strong performance resulting from strength in valuation factors, particularly in the U.K. and Europe during September, GRV Advisors ended the quarter negative.
      GRV Advisors focused on emerging market relative value strategies delivered strong performance in the third quarter of 2006 by profiting from short-term trading around core positions. GRV Advisors were able to capture the recovery rally after weakness in the second quarter by reducing hedges early in the third quarter. Overall, performance was driven by exposures in Argentina, Turkey, and Russia.
      GRV Advisors implementing strategies based on fixed income trading saw modest losses in the third quarter of 2006. The U.S. Treasury market experienced a rally as the 10-year bond yield declined from 4.72% to 4.62%. Greater uncertainty regarding global monetary policy and flattening of the yield curves across the globe partially drove GRV Advisors’ returns. In addition, trading opportunities were reduced over the less active summer months.
     Most GRV Advisors implementing a multi-strategy approach returned positive performance for the third quarter of 2006. However, GRV Advisors as a whole experienced negative performance for the quarter due primarily to significant losses in energy-related investments by a single GRV Advisor, Amaranth Advisors LLC (“Amaranth”), following a dramatic move in natural gas prices. The contribution of Amaranth to GRV’s performance was (6.73)% for the three months ending September 30, 2006.
     Throughout the month of September, Amaranth reported to investors the approximate year-to-date and month-to-date losses estimated for its funds in the wake of its collapse. Neither GRV’s administrator nor the investment manager of GRV had any additional information from Amaranth upon which to estimate the fair value of GRV’s investment in Amaranth. As a result, GRV relied upon the information provided by Amaranth throughout the month of September in connection with the preparation of the net asset value of GRV’s investment in Amaranth.
     It is important to note that the fair value estimate of GRV’s investment in Amaranth was based on limited information and such information may have been inaccurate or incomplete.
     For The Nine Months Ended September 30, 2006
      GRV Advisors implementing strategies based on credit relative value delivered positive performance for the first nine months of 2006, profiting primarily from successful selection of individual long and short credit securities.
      Overall, GRV Advisors focused on equity market neutral strategies delivered mixed results for the first nine months of 2006. GRV Advisors with models emphasizing momentum and management signal factors tended to outperform those with models favoring value factors. However, strong reversals in equity markets in May and August negatively impacted returns from both value and momentum factor models.
      GRV Advisors focused on emerging market relative value strategies experienced strong returns for the first nine months of 2006, despite increased investor risk aversion and market conditions characterized by sharp price movement but little overall change in direction in the second quarter. The J.P. Morgan Emerging Markets Bond Index Plus was up 6.12% in the first nine months of 2006, while the spread narrowed 26 bps during this time period. GRV Advisors’ long positions benefited from record asset inflows in the first quarter of 2006 but suffered from a subsequent outflow in the second quarter, due to a flight to quality by investors. By reducing their hedges earlier in the third quarter, GRV Advisors were able to capture the subsequent rally and deliver positive performance.

      GRV Advisors, implementing strategies based on fixed income trading, experienced mixed results for the first nine months of 2006. The U.S. Treasury market experienced a relatively flat to slightly inverted yield curve for most of the first nine months of 2006. Overall, GRV Advisors’ profits were driven by the U.S. and Japanese yield curve and mortgage-backed bond positions.
     GRV Advisors, implementing a multi-strategy approach, experienced significant losses for the nine months ended September 2006, due to losses at one GRV Advisor, Amaranth Advisors LLC (“Amaranth”). Negative performance was attributed to the energy-related investments Amaranth held, following a dramatic move in natural gas prices in September. The contribution of Amaranth to GRV’s performance was (4.32)% for the nine months ending September 30, 2006. Most other GRV Advisors delivered positive returns due to their diverse investments in different asset classes, geographies, and strategies.
      Throughout the month of September, Amaranth reported to investors the approximate year-to-date and month-to-date losses estimated for its funds in the wake of its collapse. Neither GRV’s administrator nor the investment manager of GRV had any additional information from Amaranth upon which to estimate the fair value of GRV’s investment in Amaranth. As a result, GRV relied upon the information provided by Amaranth throughout the month of September in connection with the preparation of the net asset value of GRV’s investment in Amaranth.
      It is important to note that the fair value estimate of GRV’s investment in Amaranth was based on limited information and such information may have been inaccurate or incomplete.
Goldman Sachs Global Tactical Trading, LLC
      As of September 30, 2006, GTT represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2006. GTT returned (1.38)% and 0.07%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2006.
     For The Three Months Ended September 30, 2006
      GTT experienced difficulty in the third quarter of 2006, as GTT Advisors experienced negative returns in three of the four asset classes. Fixed income and foreign exchange trading were the largest detractors from performance during the quarter, and commodities trading also sustained losses, despite a rebound in September. In contrast, equities saw moderately positive performance during the third quarter of 2006, and this asset class was GTT’s largest exposure at the end of the quarter.
      Fixed income trading, primarily from the short side, experienced particular difficulty early in the third quarter of 2006. Bond yields fell leading up to and following the Fed’s decision to hold interest rates at 5.25%. Many believed the weakening U.S. housing market would prevent the Fed from further future rate tightening. In response, GTT Advisors gradually decreased overall short exposures and shifted to long positioning across most points on the U.S yield curve, as well as longer-dated European fixed income. While GTT Advisors’ long positions in the U.S. fared well for the remainder of the quarter, European fixed income trading, particularly at the shorter end of the major yield curves, continued to generate losses. Short-biased Japanese fixed income trading also detracted from overall returns following an unexpected decline in longer-dated yields in response to Japan’s re-weighting of the CPI; the newly released number was materially below expectations, leading many to question Japan’s ability to emerge from its extended struggle with deflation.
      In foreign exchange trading, losses by GTT Advisors were driven by developed market currencies, with sideways moves by the U.S. dollar proving particularly challenging. Macro managers, largely bearish on the U.S. dollar, also faced difficulties as the U.S. dollar failed to show sustained declines. The U.S. dollar was supported throughout the third quarter of 2006 by its continued yield differential advantage over most major currencies. During the quarter, GTT Advisors’ positions remained moderate and varied, owing to a lack of conviction in the U.S. dollar’s direction and the declining volatility in the markets.
      In commodities trading, GTT Advisors’ long exposures to commodities sustained losses in the first two months of the third quarter of 2006, with the majority of losses generated by energies and metals. Energy prices fell precipitously in August following stronger-than-anticipated inventory levels in the U.S. Easing tensions in the Middle East further supported the decline. As energy prices continued to drop, GTT Advisors tactically shifted to short positioning and were able to extract notable returns from the energy sell-offs in September, particularly in crude oil and natural gas. GTT Advisors with sustained net long positions in precious and industrial metals posted negative results for the third quarter of 2006.
      Equity index trading posted positive performance for the third quarter of 2006. Despite difficulty seen early in the quarter, when global equity markets experienced significant reversals, GTT Advisors were well positioned when most markets staged strong rallies thereafter. Global equity indices rallied following the Fed’s continued pause, as most investors believed a steady or eventually declining interest rate environment would be accretive to stock prices. Falling gasoline prices and bond yields were also contributing factors to GTT Advisors’ strong performance, viewed by many as helping to mitigate the burden of a weakening real estate market for the U.S. consumer. The majority of profits by GTT Advisors were generated in the U.S. and Europe, while exposure in Asia moderately offset these gains.

     For The Nine Months Ended September 30, 2006
      The first nine months of 2006 proved challenging for GTT Advisors. GTT Advisors experienced strong performance from January through mid-May, as fundamental and technical factors combined to yield a generally positive trading environment. This period was then followed by the summer months, during which many markets reversed sharply and then failed to sustain material direction, an environment that typically poses difficulty for the Tactical Trading sector. With a general lack of market direction and low macroeconomic conviction, most GTT Advisors elected to decrease overall exposure levels until more clarity emerged, consistent with expectations of GTT Advisors’ ability to limit risk during adverse market conditions.
      During the first nine months of the 2006, foreign exchange trading was the primary detractor from GTT performance, with losses broadly distributed across most major currencies. Equity index trading was moderately profitable, as gains in Europe and Asia were partially offset by losses in the U.S. Commodity trading was also moderately profitable from January through September, with profits gained from industrial and precious metals trading and losses sustained in energy and grain trading. Fixed income trading ended the first nine months of 2006 approximately flat.
      By strategy, global macro GTT Advisors outperformed managed futures GTT Advisors during the first nine months of 2006.
Performance of the Company for the Three and Nine Months Ended September 30, 2005
      The Company’s net trading profit/loss for the three and nine months ended September 30, 2005 was $44,098,205 and $50,332,724, respectively, compared to the three and nine months ended September 30, 2004 of $3,283,040 and $15,924,701, respectively.
      For the three and nine months ended September 30, 2005, the Company’s Class A Series 1 Units returned 3.64% and 3.49%, respectively, net of fees and incentive allocation.
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

	Portfolio Weight as	Three Months Ended	Nine Months Ended
	a % of Members’	September 30, 2005	September 30, 2005
Investment Fund	Equity	Net Return (1)	Net Return (1)
GELS	25.96%	6.10%	8.11%
GED	26.89%	3.39%	5.85%
GRV	28.60%	3.57%	3.26%
GTT	18.78%	3.57%	2.03%

(1)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

The Investment Funds
      Each of the four Investment Funds’ performance during the three and nine months ended September 30, 2005 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
      As of September 30, 2005, GELS represented approximately 26% of the Company’s members’ equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 6.10% and 8.11%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.
     For the Three Months Ended September 30, 2005
      Global equity markets exhibited mixed performance in the third quarter of 2005, with U.S. equities finishing the quarter slightly ahead, while European and especially Japanese equities delivered strong performance during the quarter. U.S. equities rallied strongly in July on better than expected leading economic indicators data, a slightly improved U.S. trade deficit situation and stronger than expected retail sales figures. Japanese equities rallied on news that the country’s unemployment rate had dropped to its lowest level since 1998. Technology and biotechnology companies with higher volatility than the market rallied even more strongly than the overall markets in July, hurting many of the GELS Advisors who were net short those sectors. U.S. markets reversed course and dropped significantly in August due to decreased investor confidence. The Fed warned that the risk premiums priced into the real estate and bond markets were abnormally low, while Moody’s downgraded the debt of both Ford and General Motors to junk status. Japanese equities continued to rally after a strong Tokyo consumer confidence report. Hurricane Katrina was the driving event behind the markets in September, and the hurricane’s damage to gulf coast energy assets sent prices for energy commodities up significantly. The rise in energy prices helped propel energy equities higher, helping many GELS Advisors who were net long energy stocks. The Fed continued to raise interest rates despite the impact of the hurricane. Higher energy prices, in conjunction with a decline in U.S. consumer confidence levels, dampened the returns of the U.S. equities markets, which finished September only slightly higher. A victory by Japanese Prime Minister Koizumi in Japan helped to maintain the positive momentum of Japanese equities through the end of the quarter.
     For the Nine Months Ended September 30, 2005
      Markets were mixed for the first three quarters of 2005, with most U.S. indices up slightly, while European and Asian equities have delivered strong performance. The S&P 500 Index was down for the first quarter before recovering in the second and third quarters, finishing up 2.8% for the first nine months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained stable during the second quarter of 2005, prices for energy products and natural gas spiked in the third quarter, largely due to the effects of Hurricanes Katrina and Rita. Natural gas prices have risen over 125% since the beginning of the year, with much of that rise taking place in the third quarter. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six GELS Advisors up at least 3% for the month. The market corrected in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated, hurting performance of a number of GELS Advisors. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Poor first quarter U.S. GDP numbers and inflation fears contributed to poor performance in nearly all world equity indices in April. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers, and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. In June, most U.S. indices declined or were flat, while overseas markets performed well. The Fed raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged. The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well in the month of June, and more than two thirds of GELS Advisors delivered positive performance for the second quarter of 2005. The U.S. equities markets rallied significantly in July, with technology and biotech companies performing particularly well. The market reversed course in August, with most indices down as a result of weak consumer confidence numbers, among other economic data points. In September, the markets were driven largely by the aftereffects of Hurricane Katrina, which drove prices for energy and the stocks of most energy companies significantly higher. GELS Advisors were, in aggregate, long the energy sector and benefited from the strong performance of the sector in September.

Goldman Sachs Global Event Driven, LLC
      As of September 30, 2005, GED represented approximately 27% of the Company’s members’ equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 3.39% and 5.85%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.
     For the Three Months Ended September 30, 2005
      GED Advisors experienced a strong third quarter, with the majority of gains coming from exposure to European and Asian situations, specifically in merger-related equity transactions and to companies with distressed credit. There were several themes at play during the quarter, including the effects of Hurricane Katrina on gasoline prices, the Federal Open Market Committee’s decision to raise the Federal Funds target rate for the tenth time in a little over a year to 3.50%, and continued strength in European and Asian stock markets, particularly in Japan, where the TOPIX ended the quarter at a four-year high.
      High yield credit spreads tightened by 31 bps to end the quarter at 354 bps over 10-year Treasury Notes, with the high yield market, represented by the Merrill Lynch US High Yield Master II Index, ending the quarter up 0.9%. GED Advisors continued to focus on individual credits, with weakness in the airline and auto sectors continuing to dominate the headlines. In the month of August, General Motors and Ford, the two biggest U.S. automakers, were downgraded to high yield status by Moody’s as both companies continued to struggle in their North American automotive operations. The news was greeted by the market with minimal impact since Fitch and S&P, the two other major ratings agencies, had already downgraded both companies in the month of May. In the month of September, the CCC and lower-rated component of the index was down 1.6% as Delta Air Lines and Northwest Airlines both filed for Chapter 11 bankruptcy citing balance sheet weakness, labor issues, competitive pressures, rising jet fuel costs and debilitating pension liabilities.
      Announced global mergers and acquisitions volumes for the third quarter of 2005 totaled $584 billion, which represented a 54% increase over the third quarter of 2004. Competitive merger transactions with inherent deal complexities typically provide attractive opportunities for GED Advisors.
     For the Nine Months Ended September 30, 2005
      In the first quarter of 2005, GED Advisors benefited from the short positions held by many credit-focused managers, as well as from European and other non-U.S. exposure. In the second quarter of 2005, GED Advisors recouped losses suffered in April and May in the credit market with a strong month in June, aided by positive performance from GED Advisors with European exposure. In the third quarter of 2005, GED Advisors benefited from the increased level of mergers and acquisitions deal activity, including LBO transactions in North America and Europe, as well as certain distressed situations, particularly in the energy and power sector.
      High yield spreads were affected late in the first quarter of 2005 by a number of events, including the Fed’s decision to raise short-term interest rates, high yield mutual fund outflows, and negative earnings from GM, the world’s largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Fed raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows.
      Key events for 2005 through the third quarter include the downgrade of GM and Ford to junk status and Delta Air Lines and Northwest Airlines’ decision to file for Chapter 11 bankruptcy.
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

Goldman Sachs Global Relative Value, LLC
      As of September 30, 2005, GRV represented approximately 29% of the Company’s members’ equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV during the first nine months of 2005. GRV returned 3.57% and 3.26%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.
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
      Overall, GRV Advisors experienced a strong third quarter, despite a difficult equity market environment where the variation between individual stocks’ returns remained low by historical standards, providing fewer opportunities for profits from net positive vs. net negative positions. The profits were due to strong factor performance, such as value factors and momentum factors, which, when aggregated across many stocks, resulted in strong returns.
      GRV Advisors implementing fixed income trading strategies experienced mixed performance in the third quarter of 2005. GRV Advisors’ returns differed based on their investment approaches. Fixed Income trading in government/agency markets was modestly positive, driven by positions in Japan and Europe, but underperformed most other strategies. Lower trading volumes detracted from performance in the latter half of the quarter.
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
     For the Nine Months Ended September 30, 2005
      Convertible bond arbitrage strategies generated negative returns in the first nine months of 2005. Realized equity volatility remained low throughout the first nine months of the year, implied volatilities declined and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of hedge fund investor redemptions. The Chicago Board Options Exchange Volatility Index (a measure of short term implied volatility) traded between 10.2% and 17.7% for the period. As a result, for the first nine months of 2005 GRV Advisors trading convertible bond strategies experienced negative performance from this strategy.
      Overall, GRV Advisors implementing equity market neutral strategies experienced a strong first nine months in 2005. Strong performance by value and momentum factors overcame a difficult equity market characterized by low dispersion between single stock prices.
      GRV Advisors implementing fixed income trading strategies collectively were slightly positive in the first nine months of 2005, although there was significant dispersion between managers’ returns. Most of the dispersion was a result of the managers’ security selection and trading approach. Managers focusing on yield curve relative value trading experienced mixed results, while managers focusing more on long and short positions between countries outperformed.

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
Goldman Sachs Global Tactical Trading, LLC
      As of September 30, 2005, GTT represented approximately 19% of the Company’s members’ equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT during the first nine months of 2005. GTT returned 3.57% and 2.03%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.
     For the Three Months Ended September 30, 2005
      The third quarter of 2005 proved to be strong for GTT Advisors as GTT Advisors were profitable in each of the three months. Equity trading was the largest contributor to performance for the third quarter through long positioning in major global equity indices. The equity markets rallied strongly during the quarter, reflecting a positive global economic outlook. GTT Advisors were particularly successful with long positions in the Nikkei, as the index rose to a four-year high on strong conviction in Japan’s continuing progress toward economic recovery, a theme further emphasized by Koizumi’s election victory.
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
Comparison of Selected Financial Information for the Three and Nine Months ended September 30, 2006 and 2005
Interest Income
      Interest income for the three and nine months ended September 30, 2006 was $81,943 and $414,352, respectively, compared to the three and nine months ended September 30, 2005 of $41,648 and $146,626, respectively. The Company’s interest income fluctuates with the level of cash available to invest.
Expenses
      The Management Fee for the three and nine months ended September 30, 2006 was $2,104,808 and $7,033,366, respectively, compared to the three and nine months ended September 30, 2005 of $3,399,678 and $10,105,340, respectively. Because the Management Fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to the decline in the Company’s net assets for the periods ended September 30, 2006 compared to the same periods in 2005.
      Interest expense for the three and nine months ended September 30, 2006 was $25,267 and $141,467, respectively, compared to the three and nine months ended September 30, 2005 of $10,222 and $26,358, respectively. The increase in interest expense for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was due to increased levels of short-term borrowing during the periods.

      Professional fees for the three and nine months ended September 30, 2006 were $72,372 and $221,632, respectively, compared to the three and nine months ended September 30, 2005 of $283,326 and $437,526, respectively. The decrease in professional fees for the three and nine month periods ended September 30, 2006 was primarily due to reduced services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company and registration with the SEC.
Incentive Allocation
      The Incentive Allocation for the three and nine months ended September 30, 2006 was $(7,873) and $1,705,939, respectively, compared to the three and nine months ended September 30, 2005 of $1,950,055 and $2,003,584, respectively. For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, the change in Incentive Allocation was due to a decrease in net income from operations. The net loss incurred during the three months ended September 30, 2006 resulted in a reversal of Incentive Allocation accrued during the year.
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
      The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company’s investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through September 30, 2006. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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
      The Company received investments from new and existing investors of $11,875,000 and $32,981,000, respectively, during the three and nine months ended September 30, 2006 and of $19,100,000 and $217,692,943, respectively, during the three and nine months ended September 30, 2005.
      The Company paid out redemptions of $89,209,736 and $513,543,605, respectively, during the three and nine months ended September 30, 2006 and $112,803,581 and $241,350,217, respectively, during the three and nine months ended September 30, 2005. The Company had Redemptions payable in the amount of $31,192,162 payable after September 30, 2006. [The Company funded the redemptions made in October 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand and its credit facility. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in October 2006 had a material adverse effect on the value of the Units or the performance of the Company.] The Company may elect to borrow under its New Credit Facility, including without limitation, to fund redemptions, from time to time, in the future. As further described below in this section, the Company terminated the Old Credit Facility on June 30, 2006 and entered into the New Credit Facility on June 30, 2006. Although the Company may, from time to time, borrow under the New Credit Facility to fund redemptions in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.
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

      On June 30, 2006, the Old Credit Facility was terminated and, the Company entered into a new credit facility (the “New Credit Facility”) with Barclays Bank PLC (the “New Facility Counterparty”). As of September 30, 2006, the Company had $2,100,809 outstanding borrowings under the New Credit Facility. The New Credit Facility has a final stated maturity of June 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the New Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the New Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the New Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the New Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the New Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the New Credit Facility or the investment guidelines therein. The obligation of the New Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The New Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The New Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due; incorrectness of representations and warranties; non-compliance with the New Credit Facility and note; breach of material agreements; insolvency events; judgments or orders to pay money; a “material adverse effect” as defined in the New Credit Facility; change in the control of the Managing Member, or its removal or resignation; violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the New Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. See Note 6 to the financial statements for a description of the Company’s credit agreement.
      As of September 30, 2006, the Company had Cash and cash equivalents on hand of $10,911. As of December 31, 2005, the Company had Cash and cash equivalents on hand of $706,812.
      Investments as of September 30, 2006 were $680,791,937 as compared to $1,124,329,933 as of December 31, 2005. The decrease was due to net redemptions made by the Company from the Investment Funds net of profits earned by the Company from the Investment Funds during the nine months ended September 30, 2006.
      Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2006 was $2,890,095 as compared to $2,321,114 as of December 31, 2005. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.
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
Recent Accounting Pronouncements
      On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
      On September 15, 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption of FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, management is evaluating the implications of FAS 157 and its impact in the financial statements has not yet been determined.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
      The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of September 30, 2006 and as of December 31, 2005, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit from January 1, 2006 to September 30, 2006 and from January 1, 2005 to December 31, 2005. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Nine Months Ended
September 30, 2006
		% of Adjusted	Fair Value/Value	Net Trading Profit
Investment Fund	% of Members' Equity	Members' Equity(6)	at Risk	(in millions)	Liquidity
GELS	37.41%	35.68%	$241,042,201	$13.4	(1)
GED	37.60%	35.86%	242,258,424	22.4	(2)
GRV	14.83%	14.15%	95,582,930	4.9	(3)
GTT	15.81%	15.08%	101,908,382	0.4	(4)

Total	105.65%(5)	100.77%(5)	$680,791,937	$41.1

Year Ended
December 31, 2005
		% of Adjusted	Fair Value/Value	Net Trading Profit
Investment Fund	% of Members' Equity	Members' Equity(6)	at Risk	(in millions)	Liquidity
GELS	37.97%	26.21%	$294,096,911	$25.7	(1)
GED	38.91%	26.86%	301,443,254	20.9	(2)
GRV	41.02%	28.32%	317,728,892	12.3	(3)
GTT	27.25%	18.81%	211,060,876	7.9	(4)

Total	145.15%(5)	100.20%(5)	$1,124,329,933	$66.8

(1)	Redemptions can be made quarterly with 45 days’ notice or at the sole discretion of the managing member.

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

(6)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $31,192,162 that was payable at September 30, 2006 and $347,523,596 that was payable at December 31, 2005.

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
      Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT. This adjustment to the weights among the Investment Funds reflects the Managing Member’s judgment and was implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 36% GELS, 36% GED, 14% GRV and 15% GTT as of September 30, 2006 as a percentage of adjusted members’ equity which excluded redemptions paid after September 30, 2006. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      From January 1, 2006 to September 30, 2006, aggregate subscriptions totaled $32,981,000. Details of the sale of the series of Units are as follows:

	Class and Series			Total Subscription
Date of Sale	of Units	Number of Units Sold	Number of Investors	Amount
January 1, 2006	Class A Series 21	20,000.00	3	$2,000,000
February 1, 2006	Class A Series 22	126,060.00	4	$12,606,000
March 1, 2006	Class A Series 23	17,500.00	3	$1,750,000
April 1, 2006	Class A Series 24	16,500.00	4	$1,650,000
May 1, 2006	Class A Series 25	26,000.00	4	$2,600,000
June 1, 2006	Class A Series 26	5,000.00	1	$500,000
July 1, 2006	Class A Series 27	19,000.00	5	$1,900,000
August 1, 2006	Class A Series 28	79,750.00	4	$7,975,000
September 1, 2006	Class A Series 29	20,000.00	3	$2,000,000

Total		329,810.00	31	$32,981,000

      The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.
      Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $89,209,736 during the three months ended September 30, 2006.

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
      In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objectives set forth in this Form 10-Q will be achieved. The Company cautions investors that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.
      In addition to the risks identified in our Form 10-K and in Item 1A of Part II of this Form 10-Q, which are incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:
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
      This Form 10-Q has been prepared by GS HFS and is not a product of the Goldman Sachs Global Investment Research (GIR) Department. The views and opinions expressed may differ from those of the GIR Department or other departments or divisions of Goldman Sachs and its affiliates. Investors are urged to consult with their financial advisors before buying or selling any securities. This Form 10-Q may not be current and GS HFS does not intend to provide any updates or changes.
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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Registrant)

	By:	Goldman Sachs Hedge Fund Strategies LLC Managing Member

Date: November 14, 2006		By:	/s/ Jennifer Barbetta

Jennifer Barbetta
Vice President and Chief Financial Officer

Index to Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002