Form 10-K
period 2006-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2007-04-02
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-50723
Goldman Sachs Hedge Fund Partners, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

701 Mount Lucas Road
Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)
(609) 497-5500
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Liability Company Interests
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2006 held by non-affiliates was $637,665,257.
Documents Incorporated By Reference
Certain exhibits are incorporated by reference in ITEM 15 of this report

-i-

PART I
ITEM 1. BUSINESS
GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
          Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”) (formerly Goldman Sachs Princeton LLC), a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”). As of December 31, 2006, the Company had net assets of approximately $662.1 million.
          From its inception in April 2002 through July 2003, the Company grew through subscriptions of new investors. The Company believes its growth during this period followed with the general national trend of significant inflows achieved by other hedge funds during this period. From April 1, 2002 through July 1, 2003, the Company received approximately 834 investors averaging over 50 investors a month and had a maximum of 104 investors subscribing to the Company in July 2003. Moreover, during this fifteen-month period, total subscriptions in the Company exceeded $880 million and averaged over $55 million per month with approximately $121.8 million being invested in July 2003. During this period, the Company had at least 30 new investors each month and at least $24.5 million invested every month. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2006. For the period from October 1, 2004 through December 31, 2006, the Company had 343 new investors and $361.4 million of aggregate subscriptions from existing and new investors. The number of investors that came into the Company during this period does not represent the number of investors in the Company today due to redemptions made by investors during the same period. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2007, the Company satisfied redemption requests in the amount of approximately $23.7 million.
INVESTMENT PROGRAM
Investment Objective and Approach
          The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company’s assets are invested in four Investment Funds, each of which is managed by the Managing Member. The existing Investment Funds are Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”). The assets of each Investment Fund are allocated to Advisors, directly or indirectly, by (i) investing in investment funds managed by Advisors (“Advisor Funds”), (ii) investing with Advisors pursuant to investment management agreements in respect of discretionary managed accounts, or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (as defined below). (References herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company’s investments through the Investment Funds with certain Advisors.

          Each of the existing Investment Funds is a Delaware limited liability company. A brief description of the investment objective and approach of each of the existing Investment Funds is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investment Funds and the Performance of the Investment Funds” below in this Item.
          The hedge fund sectors referenced herein are subjective classifications made by the managing member of an Investment Fund in its sole discretion. Such classifications are based on information provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. In addition, although each Advisor to which an Investment Fund allocates assets invests principally utilizing investment strategies within such Investment Fund’s hedge fund sector, certain Advisors to which an Investment Fund allocates assets may also utilize other investment strategies that are either related or unrelated to such hedge fund sector. For example, multi-strategy Advisors invest across a range of strategies. These Advisors tend to be more opportunistic in targeting specific event driven, equity long/short or relative value strategies during differing market environments.
          The Managing Member, in its sole discretion, may also invest the Company’s assets with Advisors outside of an investment in an Investment Fund. See “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors.”
          There can be no assurance that the Company or any of the Investment Funds will achieve its investment objective or that the portfolio design, risk monitoring and hedging strategies of the Company or any of the Investment Funds will be successful. See ITEM 1A. “RISK FACTORS.”
          The Company may hold cash or invest the Company’s cash balances at such times and in any instruments it deems appropriate, including cash equivalents and other short term securities, pending investment in Investment Funds, in order to fund anticipated redemptions or expenses of the Company, or otherwise in the sole discretion of the Managing Member. Such balances may also be invested in money market funds sponsored by The Goldman Sachs Group, Inc. or its affiliates, including Goldman, Sachs & Co. (“Goldman Sachs”) (collectively referred to herein, together with their affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”) and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. The Company generally reinvests any available income earned from investments of its cash balances in accordance with its investment program. The Investment Funds are also permitted to hold cash or invest their cash balances in the same manner.
Allocation Among the Investment Funds
          The Managing Member may allocate the Company’s assets across the four hedge fund sectors in a manner consistent with the Company’s investment objective. In order to determine such allocation, the Managing Member periodically establishes a model allocation among the four hedge fund sectors. In order to accomplish this, the Managing Member estimates the long-term risk, return and correlation expectations of each of the Investment Funds. For these purposes, risk is measured by volatility, and volatility is determined utilizing various models chosen by the Managing Member. The Managing Member utilizes this model allocation as a benchmark and will either allocate the Company’s assets among the Investment Funds in a manner roughly consistent with such benchmark or, in its sole discretion, will make tactical allocations to one or more Investment Funds, which could result in an overweighting or underweighting to one or more of the hedge fund sectors on a risk-adjusted basis. Through June 30, 2004, the Managing Member allocated on an equal risk-adjusted basis among the Investment Funds. An adjustment to weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, on July 1, 2005 and January 1, 2006, the Managing Member made tactical adjustments to the weightings of the Investment Funds, based on the Managing Member’s  judgment,  in each case reflecting the Managing Member’s  updated expectations for return,  risk and correlations for the  Investment

Funds. The tactical adjustment made on July 1, 2005 was implemented by the Managing Member gradually following July 1, 2005. The tactical adjustment to the weights among the Investment Funds made on January 1, 2006 was implemented by the Managing Member effective January 1, 2006. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Adjustments may be considered due to such factors as are deemed relevant by the Managing Member, which may include change in return, risk and correlation expectations, changes in market conditions, differences in relative performance among the Investment Funds, changes in the amount of the Company’s leverage, and the addition or elimination of Investment Funds. Due to the restrictions on redemptions and additional subscriptions imposed by the Investment Funds and the Advisors and other factors, the Managing Member may not always be able to adjust the Company’s assets at the time and in the manner that it would otherwise seek to do. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—There Can Be No Assurance that the Managing Member’s Decisions Regarding Risk Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective” and “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments.” The models used to measure risk, and the methodologies utilized to allocate the assets of the Company among the Investment Funds, may be changed or modified by the Managing Member at any time without notice or approval of investors in its sole discretion.
          As of December 31, 2006, 2005, 2004, 2003 and 2002, respectively, the members’ equity of the Company was allocated among the Investment Funds approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investment Funds. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the table below as of December 31, 2006 also provides the approximate allocation among the Investment Funds of the adjusted members’ equity as of December 31, 2006. The adjusted members’ equity excluded Redemptions payable of $23,701,199 at December 31, 2006, $347,523,596 at December 31, 2005, $128,546,636 at December 31, 2004 and $34,529,625 at December 31, 2003, which is reflected in the financial statements as a liability under U.S. GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company’s equity invested in the Investment Funds given the timing of the payment for the redemption payable. The Managing Member made a strategic adjustment among the Investment Funds starting on July 1, 2004 and gradually changed the weightings of the Investment Funds over the ensuing period until completing the adjustment on January 1, 2005. The tactical adjustments to the weights implemented as of July 1, 2005 and January 1, 2006 reflected the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing information supplied by each individual Investment Fund net of each Advisor’s management and incentive fee and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates.”

December 31, 2006

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$243,737,514	36.81%		35.54%
GED	$240,699,867	36.36%		35.10%
GRV	$98,479,997	14.87%		14.36%
GTT	$103,332,963	15.61%		15.07%
Total	$686,250,341	103.65	%(3)	100.07	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $23,701,199 in Redemptions payable at December 31, 2006.

(3)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected redemptions payable at December 31, 2006.

December 31, 2005

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$294,096,911	37.97%		26.21%
GED	$301,443,254	38.91%		26.86%
GRV	$317,728,892	41.02%		28.32%
GTT	$211,060,876	27.25%		18.81%
Total	$1,124,329,933	145.15	%(3)	100.20	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $347,523,596 in Redemptions payable at December 31, 2005.

(3)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected redemptions payable at December 31, 2005.

December 31, 2004

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$226,276,134	23.63%		20.84%
GED	$268,186,702	28.01%		24.69%
GRV	$350,409,379	36.60%		32.27%
GTT	$248,081,137	25.91%		22.84%
Total	$1,092,953,352	114.15	%(3)	100.64	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $128,546,636 in Redemptions payable at December 31, 2004.

(3)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected redemptions payable at December 31, 2004.

December 31, 2003

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$140,117,348	15.01%		14.48%
GED	$221,899,920	23.78%		22.93%
GRV	$359,311,989	38.50%		37.12%
GTT	$249,583,571	26.74%		25.79%
Total	$970,912,828	104.03	%(3)	100.32	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $34,529,625 in Redemptions payable at December 31, 2003.

(3)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected redemptions payable at December 31, 2003.

December 31, 2002

		Fair Value of Company’s
	Fair Value of Company’s	Investment as a % of
Investment Fund	Investment in $ Amount	Members’ Equity
GELS	$53,355,947	13.92%
GED	$84,386,691	22.02%
GRV	$146,920,415	38.34%
GTT	$98,921,553	25.81%
Total	$383,584,606	100.09	%(1)

(1)
The total value of the Company’s investments in the Investment Funds exceeded 100% of the Company’s members’ equity, because the Company’s members’ equity reflected certain accrued liabilities of the Company, including fees and expenses.

PERFORMANCE OF THE COMPANY
          For the years ended December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003 and for the period from commencement of operations on April 1, 2002 until December 31, 2002, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES AND EXPENSES.”

January 1, 2006 – December 31, 2006

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)
Class A Series 1	—	9.03%
Class A Series 21	January	9.03%
Class A Series 22	February	6.00%
Class A Series 23	March	5.51%
Class A Series 24	April	3.82%
Class A Series 25	May	2.32%
Class A Series 26	June	4.28%
Class A Series 27	July	4.74%
Class A Series 28	August	4.84%
Class A Series 29	September	4.06%
Class A Series 30	October	4.77%
Class A Series 31	November	3.21%
Class A Series 32	December	1.37%

(1)
As of December 31, 2006, the Company had 13 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

(2)	The net return is shown for the month of issuance through December 31, 2006.

January 1, 2005 – December 31, 2005

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)
Class A Series 1	—	4.57%
Class A Series 9	January	4.57%
Class A Series 10	February	5.17%
Class A Series 11	March	4.12%
Class A Series 12	April	4.69%
Class A Series 13	May	6.28%
Class A Series 14	June	5.87%
Class A Series 15	July	4.71%
Class A Series 16	August	3.26%
Class A Series 17	September	2.31%
Class A Series 18	October	1.04%
Class A Series 19	November	2.77%
Class A Series 20	December	1.46%

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

(2)	The net return is shown for the month of issuance through December 31, 2005.

January 1, 2004 – December 31, 2004

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)
Class A Series 1	January	5.53%
Class A Series 2	February	4.48%
Class A Series 3	July	4.95%
Class A Series 4	August	5.73%
Class A Series 5	September	5.72%
Class A Series 6	October	4.98%
Class A Series 7	November	4.01%
Class A Series 8	December	1.12%

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

(2)	The net return is shown for the month of issuance through December 31, 2004.
January 1, 2003 – December 31, 2003

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)
Class A Series 1	January	9.60%
Class A Series 2	February	7.98%
Class A Series 3	March	6.87%
Class A Series 4	April	7.65%
Class A Series 5	May	6.59%
Class A Series 6	June	3.77%
Class A Series 7	July	3.74%
Class A Series 8	August	4.64%
Class A Series 9	November	1.65%
Class A Series 10	December	1.35%

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

(2)	The net return is shown for the month of issuance through December 31, 2003.

April 1, 2002 – December 31, 2002

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)
Class A Series 1	April	3.97%
Class A Series 2	May	3.88%
Class A Series 3	June	3.19%
Class A Series 4	July	2.33%
Class A Series 5	August	2.52%
Class A Series 6	September	1.51%
Class A Series 7	October	0.75%
Class A Series 8	November	1.77%
Class A Series 9	December	2.34%

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
          The Company only has one class of units at present, Class A Units. The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds (GTT, GELS, GRV and GED) each offer separate classes of units. Among the classes of units offered by the Investment Funds, each has offered Class C Series units which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The Company only owns Class C Series of the Investment Funds. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not – in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors) – also subject to management fees and incentive allocations paid by each of the Investment Funds. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investment Funds. Through its investment in the Investment Funds, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investment Funds, including the administration fee for SEI’s (as defined below) services as administrator of each Investment Fund, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES AND EXPENSES.”

          The table below compares the historical cumulative total net return of the Company’s Units for the investment periods indicated in the table with the 3 Month LIBOR (London Interbank Offered Rate), the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an index or collectively as indices) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The holders of Units of the Company (each referred to as a “Member” and collectively the “Members”) cannot invest directly in these indices.

			Lehman
			Brothers	MSCI
	Company	3 Month	Aggregate	World	S&P 500
Investment Period	(1)	LIBOR	Index	Index	Index
1/1/2006 – 12/31/2006	9.03%	5.10%	4.33%	20.07%	15.79%
1/1/2005 – 12/31/2005	4.57%	3.32%	2.43%	9.49%	4.91%
1/1/2004 – 12/31/2004	5.53%	1.48%	4.34%	14.72%	10.88%
1/1/2003 – 12/31/2003	9.60%	1.23%	4.11%	33.11%	28.68%
4/1/2002 – 12/31/2002	3.97%	1.42%	10.15%	(20.16)%	(22.31)%

(1)
Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 21-32, Class A Series 9-20, Class A Series 2-8, Class A Series 2-10 and Class A Series 2-9 for 2006, 2005, 2004, 2003 and 2002, respectively.

Description of the Investment Funds and the Performance of the Investment Funds
          The annual net returns shown for each Investment Fund in the tables below have been computed based on the performance of the respective Investment Fund net of all expenses allocated by each Investment Fund to the Company for periods shown following the commencement of the Company. Past performance of the Investment Funds is not indicative of future results which may vary significantly. The Company owns “no-fee-shares” in each Investment Fund and accordingly the Company was not charged any incentive allocation or management fee by the Managing Member in its capacity as managing member of each of the Investment Funds. See “FEES AND EXPENSES.”
Goldman Sachs Global Equity Long/Short, LLC
          GELS’ investment objective is to target attractive risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2006, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 34 Advisors, although this number may change materially over time as determined by GELS’ managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this investment sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions; (iii) focus on companies with certain ranges of market capitalization; or (iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. GELS’ managing member generally does not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation. GELS was organized on July 1, 2001 and commenced its operations on August 1, 2001.

          GS Group owned approximately 0.4% of GELS as of December 31, 2006, exclusive of any direct or indirect ownership of GELS by or through the Company.
          For the past five years from January 1, 2002 to December 31, 2006, GELS had net returns on invested assets as described in the table below.

Investment Period	Net Return for Period
1/1/2006 – 12/31/2006 (1)	11.91%
1/1/2005 – 12/31/2005 (1)	9.93%
1/1/2004 – 12/31/2004 (1)	9.27%
1/1/2003 – 12/31/2003 (1)	13.73%
1/1/2002 – 12/31/2002 (2)	0.02%

(1)
Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GELS. The returns shown for 2005 and 2006 are net of an administration fee paid by GELS to SEI who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005 and 2006.

(2)
Annual net return is based on the performance of Class A Series 1 units (for the period from January 1, 2002 to March 31, 2002) and Class C Series 1 (for the period from the commencement of the Company’s operations on April 1, 2002 to December 31, 2002). Class A Series 1 units of GELS are subject to a 1.25% management fee and a 5% incentive allocation paid or made to GS HFS as managing member of GELS. The returns shown, to the extent they reflect Class A Series 1 units, are net of the management fee and the incentive allocation paid by GELS to GS HFS as managing member of GELS. Class C Series 1 units (“no-fee-shares”) of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore the returns of Class C Series 1 units, do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units and Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for Class C Series 1 units are also net of the payment of an administration fee to GS HFS by GELS. Returns for the Class A Series 1 units are shown for periods prior to the Company’s commencement of operations on April 1, 2002 since GELS did not have no-fee-shares outstanding during such periods.

Goldman Sachs Global Event Driven, LLC
          GED’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2006 GED’s managing member (currently, the Managing Member) had allocated GED’s assets, directly or indirectly, to 19 Advisors, although this number may change materially over time as determined by GED’s managing member. GED’s managing member generally will not allocate more than 25% of GED’s total assets to any single Advisor at the time of allocation. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

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
          Special situations such as spin-offs and corporate reorganizations and restructurings offer additional opportunities for event driven Advisors. Often these strategies are employed alongside risk arbitrage or distressed investing. An Advisor’s ability to evaluate the effect of the impact and timing of the event and to take on the associated event risk is the source of the returns. Advisors differ in the degree to which they hedge the equity market risk of their portfolios.
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
          GS Group owned approximately 1% of GED as of December 31, 2006, exclusive of any direct or indirect ownership of GED by or through the Company.
          GED was organized on November 1, 2001 and commenced its operations on April 1, 2002. Since commencement of its operations until December 31, 2006 GED had net returns on invested assets as described in the table below.

Investment Period	Net Return for Period
1/1/2006 – 12/31/2006 (1)	14.57%
1/1/2005 – 12/31/2005 (1)	7.65%
1/1/2004 – 12/31/2004 (1)	12.70%
1/1/2003 – 12/31/2003 (1)	18.09%
4/1/2002 – 12/31/2002 (1)	(0.66)%

(1)
Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GED (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GED and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2002, 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GED. The returns shown for 2005 and 2006 are net of an administration fee paid by GED to SEI who became the administrator of GED on January 1, 2005. No administration fee was paid to GS HFS by GED in 2005 and 2006.

Goldman Sachs Global Relative Value, LLC
          GRV’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. As of December 31, 2006, GRV’s managing member (currently, the Managing Member) had allocated GRV’s assets, directly or indirectly, to 22 Advisors, although this number may change materially over time as determined by GRV’s managing member. GRV’s managing member generally does not allocate more than 25% of GRV’s total assets to any single Advisor at the time of allocation. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral, and fixed income relative value. Other strategies may be employed as well.
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
     Convertible Arbitrage
          Convertible bond arbitrage strategies consist of buying convertible bonds and shorting an appropriate number of shares of the issuer’s common stock. The stock short sale is intended to hedge the stock price risk arising from the equity conversion feature of the convertible bond. Due to the bond features of convertibles, credit and interest rate risk may also be hedged. Convertible arbitrage strategies are long volatility strategies and primarily profit from rapid changes in stock price. A second source of potential profit is the cash flows generated from the bond’s coupon payment and the short sale interest rebate.
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
     Fixed Income Relative Value
          Fixed-income relative value strategies seek to exploit pricing anomalies that might exist across fixed-income securities and their related derivatives. Some fixed-income strategies are based on macro considerations, and others are primarily quantitative in nature where financial modeling is an integral component. Mispricings in fixed-income instruments or baskets of securities are found when securities deviate from historical relationships or fair value. These relationships can be temporarily distorted by exogenous shocks to fixed-income supply and demand or by structural changes in the fixed-income market. Markets covered are predominantly G10, developed countries, although some specialists employ similar techniques in developing country fixed-income markets.

          GS Group owned approximately 1% of GRV as of December 31, 2006, exclusive of any direct or indirect ownership of GRV by or through the Company.
          For the past five years from January 1, 2002 to December 31, 2006, GRV had net returns on invested assets as described in the table below.

Investment Period	Net Return for Period
1/1/2006 – 12/31/2006 (1)	5.89%
1/1/2005 – 12/31/2005 (1)	4.09%
1/1/2004 – 12/31/2004 (1)	5.38%
1/1/2003 – 12/31/2003 (1)	7.11%
1/1/2002 – 12/31/2002 (2)	4.93%

(1)
Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GRV (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GRV. The returns shown for 2005 and 2006 are net of an administration fee paid by GRV to SEI who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2005 and 2006.

(2)
Annual net return is based on the performance of Class A Series 1 units (for the period from January 1, 2002 to March 31, 2002) and Class C Series 1 (for the period from the commencement of the Company’s operations on April 1, 2002 to December 31, 2002). Class A Series 1 units of GRV are charged a 1.25% management fee and a 5% incentive allocation by GS HFS as managing member of GRV. The returns shown, to the extent they reflect Class A Series 1 units, are net of the management fee and the incentive allocation paid by GRV to GS HFS as managing member of GRV. The Company did not invest in Class A Series 1 units of GRV. Class C Series 1 units (“no-fee-shares”) of GRV (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GRV and therefore returns, to the extent they reflect Class C Series 1 units, do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units and Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown are also net of the payment of an administration fee to GS HFS by GRV. Returns for the Class A Series 1 Units are shown for periods prior to the Company’s commencement of operations on April 1, 2002 since GRV did not have no-fee-shares outstanding during such periods.

Goldman Sachs Global Tactical Trading, LLC
          GTT’s investment objective is to target attractive long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. Advisors use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets. Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices, and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs (such as sugar, cocoa, coffee and cotton). Advisors also engage in the speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

          As of December 31, 2006, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 28 Advisors, although this number may change materially over time as determined by GTT’s managing member. GTT’s managing member generally does not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation.
          GS Group owned approximately 4% of GTT as of December 31, 2006, exclusive of any direct or indirect ownership of GTT by or through the Company.
          For the past five years from January 1, 2002 to December 31, 2006, GTT had net returns on invested assets as described in the table below.

Investment Period	Net Return for Period
1/1/2006 – 12/31/2006 (1)	5.61%
1/1/2005 – 12/31/2005 (1)	4.03%
1/1/2004 – 12/31/2004 (1)	3.87%
1/1/2003 – 12/31/2003 (1)	11.61%
1/1/2002 – 12/31/2002 (2)	10.99%

(1)
Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GTT (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GTT. The returns shown for 2005 and 2006 are net of an administration fee paid by GTT to SEI who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2005 and 2006.

(2)
Annual net return is based on the performance of Class A Series 1 units (for the period from January 1, 2002 to March 31, 2002) and Class C Series 1 (for the period from the commencement of the Company’s operations on April 1, 2002 to December 31, 2002). Class A Series 1 units of GTT are subject to a 1.25% management fee and a 5% incentive allocation paid or made to GS HFS as managing member of GTT. The returns shown, to the extent they reflect Class A Series 1 units, are net of the management fee and the incentive allocation paid by GTT to GS HFS as managing member of GTT. The Company did not invest in Class A Series 1 units of GTT. Class C Series 1 units (“no-fee-shares”) of GTT (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GTT and therefore returns, to the extent they reflect Class C Series 1 units, do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units and Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown are also net of the payment of an administration fee to GS HFS by GTT. Returns for the Class A Series 1 units are shown for periods prior to the Company’s commencement of operations on April 1, 2002 since GTT did not have no-fee-shares outstanding during such periods.

Overview of the Investment Process of the Investment Funds
          In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process which includes advisor selection, portfolio design and ongoing risk analysis and monitoring. The Goldman Sachs Group, Inc. acquired the assets and business of Commodities Corporation Limited, a Princeton, New Jersey-based asset management firm established in 1969, specializing in alternative investments, and contributed them to a newly formed wholly owned subsidiary, Commodities Corporation LLC, which was renamed Goldman Sachs Princeton LLC in May 2001, and which changed its name to Goldman Sachs Hedge Fund Strategies LLC in December 2004. The Managing Member (together with the predecessor entity) has over 30 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented (i.e., returns not measured against a benchmark) or “skill-based” Advisors. Skill-based Advisors are Advisors which, as a result of their particular investment style and skills, have the potential to be profitable regardless of the direction of the market (i.e., unlike long-only Advisors, which would be expected to make money when markets go up, and not during periods of market decline). The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.
          An Investment Fund’s managing member seeks to identify Advisors to which it may allocate such Investment Fund’s assets. The Advisor selection process includes a review by the Investment Fund’s managing member’s team of professionals, which may include representatives of its portfolio management, Advisor selection, risk and quantitative analysis, compliance, tax, legal, finance and operations areas.
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
          In determining the relative allocations of capital to each Advisor, the managing member of an Investment Fund considers the risk and return characteristics of each of the Advisors, including the average expected volatility of returns, drawdown patterns and liquidity and leverage characteristics, as well as their asset capacity limits and constraints. In addition, each Investment Fund’s managing member considers how each Advisor’s returns are expected to correlate to the other Advisors in the portfolio. It is expected that allocations will vary significantly over time as returns for different Advisors vary. The managing member of an Investment Fund also may adjust allocations from time to time when it deems it appropriate to do so. In addition, it is expected that individual allocations will grow larger or smaller as each Advisor’s performance varies over time.
          The identity and number of each Investment Fund’s Advisors may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without prior notice to or the consent of the Company, the Members or the members of the Investment Fund.
          The managing member of an Investment Fund may invest a substantial portion of the Investment Fund’s assets with Advisors who may have limited track records and Advisor Funds with limited operating histories. In such cases, the Advisors or individual members of their management teams generally will have had, in the Investment Fund’s managing member’s opinion, relevant experience trading in the strategies that such Advisors are expected to utilize. However, the Company and the Investment Funds are not able to ensure Members that each of the Advisors, even those with longer track records, will perform as expected or not undertake actions that would not be in the best interest of the Company or the Members.
          Any references in this Annual Report on Form 10-K (the “Annual Report”) to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either an Investment Fund or a Portfolio Company through which an Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which the Investment Fund invests. See “PORTFOLIO COMPANIES.” In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company, should the Managing Member decide to make investments with Advisors outside of an investment in an Investment Fund. See “—Direct Allocations to Advisors” below. References herein to Advisors include Advisor Funds managed by such Advisors.

Direct Allocations to Advisors
          The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company’s assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Advisor Funds, Managed Accounts or Portfolio Companies). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described above under “—Overview of the Investment Process of the Investment Funds” with respect to the Investment Funds.
          The Managing Member will assign each direct allocation to an Advisor to a particular hedge fund sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company’s assets among the four Investment Sectors. See “INVESTMENT PROGRAM—Allocation Among the Investment Funds.” The Administrator (as defined below) will value such direct allocations using the same policy as the Investment Funds apply to valuations of their assets.
          As described below, there is no administration fee payable at the Company level with respect to assets of the Company attributable to investments in the Investment Funds. Administration fees are charged at the Investment Fund level. However, to the extent the Company allocates assets to Advisors other than through Investment Funds, administration fees will be payable. See “FEES AND EXPENSES.” In addition, if the Company allocates assets to Advisors other than through Investment Funds, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds and Portfolio Companies, including management and incentive fees of the Advisors.
          Should the Managing Member invest the Company’s assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. See ITEM 1A. “RISK FACTORS” and “POTENTIAL CONFLICTS OF INTEREST.” In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company.
Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds
          Goldman Sachs or accounts or other investment funds managed by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds’ existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the “HFP U.S. Funds”), and the investment manager of three Irish public limited companies (the “HFP Ireland Funds” and together with the HFP U.S. Funds, the “HFP Funds”), each of which has a similar investment objective and utilizes similar strategies to those of the Company and the corresponding offshore fund, respectively.
          In addition, each of the HFP U.S. Funds generally invests all or substantially all of its assets among other investment funds managed by GS HFS. These investment funds include the Investment Funds and other funds that have investment objectives and strategies similar to the Investment Funds. Similarly, the HFP Ireland Funds generally invest all or substantially all their assets among investment funds managed by GS HFS that have investment objectives and strategies similar to the Investment Funds. GS HFS may in the future develop and manage other investment vehicles that have investment objectives and strategies that are similar to the Company, the Investment Funds and the funds in which the HFP Funds invest.

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
Hedging, Leverage and Other Strategies
     Hedging
          From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company’s portfolio may be exposed. These hedging techniques generally will involve the use of derivative transactions, including swaps, futures and forward contracts, exchange-listed and over-the-counter put and call options, currency contracts, and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company’s assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such techniques.
     Leverage
          Advisors may utilize leverage in their investment programs. Leverage may take the form of trading on margin, use of derivative instruments that are inherently leveraged, and other forms of direct and indirect borrowings. Advisors generally will determine the amount of leverage they utilize, provided that limitations on leverage may be imposed on Advisors by their investment management agreements or law, if applicable. The managing member of the Investment Funds, on behalf of each Investment Fund, may seek to adjust the degree of leverage with which such Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of an Investment Fund generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. Adjustments to an Investment Fund’s overall leverage level will be based on factors deemed relevant by its managing member, including its assessment of the risk/reward parameters of the Advisors and the strategies currently included in such Investment Fund’s investment portfolio.
          The managing member of an Investment Fund may also elect, in its sole discretion, to cause an Investment Fund to invest indirectly in an Advisor Fund through a swap, option or other structure designed to provide greater leverage than a direct investment in the Advisor Fund. During the year ended December 31, 2006, none of the Investment Funds had invested indirectly in an Advisor Fund through such a swap, option or other structure, however, the managing member of an Investment Fund may elect to do so in the future. See “—Additional Methods of Investing such Advisor Funds by the Investment Funds” below and ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Investment and Trading—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject.”

          The Company and each Investment Fund may, but are not required to, borrow (including through direct borrowings, borrowings through derivative instruments, or otherwise) from the GS Group, its affiliates or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes. The Company had in place since November 24, 2004, a credit facility (the “Old Credit Facility”) which was scheduled to mature in October 2009.
          On June 30, 2006, the Old Credit Facility was terminated and, the Company entered into a new credit facility (the “New Credit Facility”) with Barclays Bank PLC (the “New Facility Counterparty”). As of December 31, 2006, the Company had no outstanding borrowings under the New Credit Facility. The New Credit Facility has a final stated maturity of June 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the New Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the New Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the New Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the New Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the New Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the New Credit Facility or the investment guidelines therein. The obligation of the New Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The terms of the New Credit Facility include various affirmative and negative covenants, including restrictions on additional indebtedness, liens and change of control events. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements for a description of the credit facility. Each Investment Fund has entered into a similar facility with a different counterparty. Each Investment Fund may pledge its assets in order to secure any such borrowings. The Advisors may also borrow funds for similar purposes or enter into other transactions similar to the Company and the Investment Funds (including from or with the GS Group) as described above in this paragraph. The Managing Member of the Company and an Investment Fund may modify, as applicable, the Company’s or the Investment Fund’s borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit the activities of the Company and the Investment Fund.
     Temporary and Defensive Strategies
          The Company and the Investment Funds may, from time to time, take temporary or defensive positions in cash, cash equivalents, other short-term securities or money market funds to attempt to minimize volatility caused by adverse market, economic, or other conditions. Any such temporary or defensive positions could prevent the Company and the Investment Funds from achieving their investment objectives. In addition, the Company may, in the Managing Member’s sole discretion, hold cash, cash equivalents, other short-term securities or investments in money market funds pending allocation to Investment Funds, in order to fund anticipated redemptions, expenses of the Company or other operational needs, or otherwise in the sole discretion of the Managing Member. The Investment Funds are permitted to hold cash or invest their cash balances in the same manner as the Company.

     Potential Types of Advisor Investments
          The Advisors may invest in securities, assets and instruments of any type, long or short, including, without limitation, the following: equity securities and instruments including, without limitation, common stocks, preferred stocks, equity index futures and forwards, interests in real estate investment trusts, convertible debt instruments, convertible preferred stock, equity interests in trusts, partnerships, joint ventures, limited liability companies, private equity investments, warrants and stock purchase rights, swaps and structured notes; fixed income instruments including bonds, interest rate futures contracts and swaps, options on futures, indices, loan participations and government and corporate debt instruments (both rated and unrated); currencies and speculative positions on currencies, spot transactions, currency forwards, cross currency swaps, options and futures on currencies; commodities, including without limitation, spot transactions in commodities, commodities futures and swaps and options on futures; and structured financial products, including mortgage-backed securities, pass-throughs and other asset-backed securities (both investment-grade and non-investment grade). The Advisors may employ short selling, and trade in securities without active public markets, indices, over-the-counter options, when-issued and forward commitment securities and engage in the borrowing and lending of portfolio securities. The Advisors may also engage in derivative transactions including swaps and repurchase and reverse repurchase agreements or other strategies to hedge against securities, currencies or interest rates or to manage risk relating to their portfolio investments, to leverage their portfolio and to establish speculative positions. The Advisors may invest in both U.S. and non-U.S. issuers, including issuers based in emerging market countries.
     Indirect Investments in Advisor Funds and with Advisors
          An Investment Fund will typically invest directly in an Advisor Fund by purchasing an interest in such Advisor Fund. There may be situations, however, where an Advisor Fund is not open or available for direct investment by the Investment Fund or where the managing member of such Investment Fund elects for other reasons to invest indirectly in an Advisor Fund. Such an instance may arise, for example, where the Investment Fund’s proposed allocation does not meet an Advisor Fund’s investment minimums or where the Investment Fund desires to use an instrument that provides leverage with respect to an investment in an Advisor Fund. An Investment Fund may also invest indirectly in one or more Advisors Funds by allocating assets to investment funds managed by the managing member of the Investment Fund or an affiliate thereof, so long as the Investment Fund is not charged a management fee or incentive fee or allocation by the managing member of the Investment Funds or its affiliate in connection with such investment. An Investment Fund may invest in an Advisor Fund indirectly by purchasing or entering into a “Derivative Advisor Investment,” which is a derivative instrument (such as a structured note, swap or similar contract) designed to pay a return approximately equal to the total return of the Advisor Fund. A Derivative Advisor Investment generally would require a counterparty to pay to the Investment Fund a return based on the return of a particular Advisor Fund, in exchange for consideration from the Investment Fund equivalent to the cost of purchasing an ownership interest in the Advisor Fund. The Investment Fund may also invest indirectly in an investment vehicle or “feeder fund” established by the managing member of the Investment Funds, the Advisor or their respective affiliates that invests all of its assets in an Advisor Fund. In addition, in the sole discretion of the managing member of the Investment Funds, a Derivative Advisor Investment may be structured so as to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund. Indirect investments through Derivative Advisor Investments carry with them the credit risk associated with the applicable counterparty. In addition, such investment may be subject to transaction and other fees, which may reduce the value of the Investment Fund’s underlying investment. There can be no assurance that a Derivative Advisor Investment will have the same or similar results as a direct investment in an Advisor Fund, and the Investment Fund’s value may decrease as a result of making a Derivative Advisor Investment.
     Investment in Exchange-Traded Advisor Funds
          From time to time, an Investment Fund may invest in shares or other interests of Advisor Funds which are traded on a stock exchange. Unlike a typical private investment fund, an investor (including an Investment Fund) holding shares of an exchange-traded Advisor Fund generally will not have the right to require the Advisor Fund to redeem its shares. Instead, if an investor wishes to realize all or a portion of its investment in the exchange-traded Advisor Fund, it must sell its shares through the applicable exchange at a price set by the market. There can be no assurance that the market price for such shares will reflect the underlying NAV of the shares; such shares may trade at a significant discount to NAV for extended periods of time or at all times. In addition, there can be no assurance that an active trading market in the shares of an exchange-traded Advisor Fund will develop or will be sustained, and if no such market is developed or sustained, the price and liquidity of such shares may be adversely affected. In addition, certain parties, including investors or potential investors, in an exchange-traded Advisor Fund may receive information that has a bearing on the NAV of the Advisor Fund that is not available or has not been made available to the Advisor Fund or other investors (including an Investment Fund). These parties may act on the basis of such information in ways that have adverse effects on such Advisor Fund or investors in such Advisor Fund, including an Investment Fund.
     Co-Investment Opportunities
          Goldman Sachs (including, without limitation, the managing member of the Investment Funds) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. Advisors or such other parties (for themselves or funds or accounts under their management) may or may not elect to invest in such opportunities. In this regard, because of many factors and relationships, including considerations that Client/GS Accounts, including the Company and the Investment Funds are investors or have other relationships with such Advisors, as a general matter, neither the Company nor the Investment Funds will have an entitlement to participate in such investments. In certain very limited circumstances, through a pre-emptive or other similar right, the Company or an Investment Fund may have such an entitlement which may or may not be realized or exercised. Furthermore, whether or not a pre-emptive or other right exists, such investment opportunities may not be appropriate for the Company or an Investment Fund, considering the Company’s and each Investment Fund’s investment mandate of allocating its assets to, or investing in entities managed by, a portfolio of Advisors. This may be particularly true in cases of direct investments in securities or other assets that either are not managed by the Advisor or are not part of a broader portfolio of securities or other assets. Therefore, there should not be an expectation that the Company or an Investment Fund will participate in any such investment opportunities.
          Any such opportunity may be undertaken by other Client/GS Accounts (as defined below), including without limitation, investment vehicles formed, sponsored, managed or advised by Goldman Sachs to invest in such opportunities, or by Goldman Sachs for its own account. Goldman Sachs’ other activities may have an impact on the selection of Advisors for the Company or the Investment Funds. Certain investment vehicles may be organized to facilitate the investment by Goldman Sachs and certain current or former directors, partners, trustees, managers, members, officers, consultants, employees, and their families and related entities, including employee benefit plans in which they participate.

          Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either the Investment Fund or separate Cayman Islands limited liability companies formed by the managing member of an Investment Fund (each a “Portfolio Company” and collectively the “Portfolio Companies”) through which the Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which an Investment Fund invests. See “PORTFOLIO COMPANIES” below in this Item.
     Economic Arrangements with Advisors
          From time to time, the Company, an Investment Fund, Goldman Sachs, affiliates of Goldman Sachs, and/or other clients or accounts of Goldman Sachs (including other investment funds managed by the managing member of the Investment Funds, collectively, “Participants”) may enter into economic arrangements with an Advisor Fund or an Advisor, in connection with an investment in such Advisor Fund or with an Advisor. Such economic arrangements may include, without limitation, the agreement by an Advisor to reduce or rebate any fees, allocations or other compensation incurred by a Participant in respect of an investment in an Advisor Fund; the agreement by an Advisor to pay or share with a Participant or any third party some or all of the fees, allocations or other compensation earned by the Advisor with respect to one or more Advisor Funds; or the agreement by a Participant to acquire or receive an interest in the equity of and/or profits or revenues earned by an Advisor and/or its affiliates in respect of its business.
          The determination as to whether or not the Company or an Investment Fund should negotiate or enter into any such arrangements will be made by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion based on factors which it considers to be relevant. To participate in such arrangements, the Company or an Investment Fund may be required to make an initial or periodic payment or contribution to the Advisor Fund, which may be substantial. In addition, the Company or an Investment Fund may be required to invest in an Advisor Fund on terms that are more restrictive or less advantageous to the Company or the Investment Fund than may be available to other investors, including without limitation, agreeing to lock up a substantial portion or all of its investment in such Advisor Fund for an extended period of time. Any such determination made on behalf of the Company or the Investment Fund by the Managing Member or the managing member of the Investment Funds, as applicable, may differ from the determination made by Goldman Sachs in respect of itself or its other Client/GS Accounts. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or Investment Funds and Other Goldman Sachs Accounts.” Subject to applicable law, Goldman Sachs and its affiliates may participate in or be allocated any such arrangements or opportunities.
          Such an arrangement, if entered into by the Company or an Investment Fund, may pose liquidity and valuation risks for the Company or an Investment Fund. For example, such an arrangement may be contingent on the Company or the Investment Fund investing in one of the Advisor’s Advisor Funds and locking up such investment for long periods of time, potentially for several years. There can be no assurance that any such arrangement will be beneficial to the Company or the Investment Fund, or that the benefits will outweigh the detriments of any such arrangement. The assets of the Company or an Investment Fund may be tied up in such arrangements for substantial periods of time, during which time the Company or the Investment Fund may be unable to liquidate such assets to pursue more profitable investments. Requests by Members for the Company to redeem a substantial amount of the Units may require the Company and an Investment Fund to redeem interests from other more liquid assets in order to meet such redemption requests. This could limit the ability of the Managing Member, and the managing member of the Investment Funds, to successfully implement the investment programs of the Company and the Investment Funds and could have a material adverse effect on the Company or an Investment Fund’s portfolio mix and liquidity for remaining Members. There can be no assurance that any such illiquid investments will not constitute a material portion of the Company’s or an Investment Fund’s portfolio, particularly following substantial redemptions from the Company or an Investment Fund.
          Any fee and/or profit sharing arrangements with, or interest in the profits of, an Advisor will be an asset of the Company or an Investment Fund, as applicable, and its value will need to be determined in connection with calculating the NAV of the Company or the Investment Fund for purposes of, among other things, subscriptions, redemptions and fees. However, any such arrangements may be difficult to value and generally would not be transferable. The value of any such asset will be determined in accordance with U.S. GAAP consistently applied as a guideline and according to such procedures as may be established from time to time by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion. There is no guarantee, however, that any value given to any such asset will represent the value that would be realized by the Company or an Investment Fund in respect of the asset at the time of valuation. The value of any such asset may change over time and any such asset could lose some or all of its value.
          If Goldman Sachs, affiliates of Goldman Sachs, or clients of Goldman Sachs other than the Company or an Investment Fund invest in, or provide financial or non-cash support to, or acquire or receive an interest in the equity of and/or profits or revenues of an Advisor, or enter into an arrangement with such Advisor to share in fees, allocations and/or profits earned by such Advisor, such arrangement may cause potential conflicts of interest. See “POTENTIAL CONFLICTS OF INTEREST.”
          The Company’s investment program and the investment program of each of the Investment Funds are speculative and entail substantial risks. There can be no assurance that the investment objectives of the Company and each of the Investment Funds, including their risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors of each Investment Fund may consider it appropriate, subject to applicable regulations, to utilize forward and futures contracts, options, swaps, other derivative instruments, short sales, margin and other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund’s, and the Company’s, investment portfolio may be subject. See ITEM 1A. “RISK FACTORS.”
INTERNATIONAL ACTIVITIES
          The Company allocates its assets to the Investment Funds who in turn allocate their assets to Advisors located throughout the world. From time to time, these Advisors invest in securities of non-U.S. issuers, including companies based in less developed countries (i.e., “emerging markets”), or in securities issued by the governments outside the United States. A portion of the Company’s assets, therefore, ultimately may be invested in securities and other financial instruments denominated in non-U.S. currencies, the prices of which are translated into U.S. dollars for purposes of calculating the Company’s net asset value. Some Advisors may invest exclusively in securities and other financial instruments denominated in non-U.S. currencies. The Investment Funds have invested, from time to time, up to 40%-50% of their assets with Advisors located outside the United States or in non-U.S. markets or financial instruments. The amount so invested outside the United States could be significantly greater than such amount at any particular time in the future. Historical international investment activity may not be indicative of current or future levels.
          The value of the Company’s assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors’ investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to International Investments—Trading on Foreign Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls,” “—Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities,” “—Investment in Emerging Markets Involves Significant Risks, including Inflation and Currency Devaluations,” “—Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments,” and “—Non-U.S. Futures Transactions Afford Less Protection as Rules of a Foreign Exchange May Not be Enforced by a Domestic Regulator.”

PORTFOLIO COMPANIES
          The Investment Funds may allocate assets to Advisors (i) through direct or indirect investments in Advisor Funds, (ii) through direct allocation of assets held in a separately managed account pursuant to an investment management agreement between the Investment Fund and the Advisor or such similar arrangement as is determined by the managing member of such Investment Fund or (iii) through investments in Portfolio Companies, each of which allocates its assets to a single Advisor via a separately managed discretionary account. The managing member of the Investment Funds or an affiliate thereof is the investment manager of each Portfolio Company to which the Investment Funds allocate assets, and the officers and all or a majority of the directors of each such entity are persons that are employed by, or are otherwise affiliated with, the managing member of the Investment Funds or their affiliates. Portfolio Companies may have other investors in addition to the Investment Funds. See “POTENTIAL CONFLICTS OF INTEREST.” It is expected that one investor in each Portfolio Company is a Cayman Islands limited liability company managed by the managing member of the Investment Funds and formed to accept subscriptions from non-U.S. persons and U.S. tax-exempt entities.
          Each Portfolio Company (or the managing member of the applicable Investment Fund, in its capacity as investment manager, on behalf of the Portfolio Company) will enter into an investment management agreement with an Advisor selected by the managing member of the applicable Investment Fund. Each investment management agreement provides for the payment of fees and expenses of the Advisor, any restrictions on the Advisor relating to the management of the assets, including restrictions relating to leverage and investment strategies, if applicable, and rights of the applicable Investment Fund with respect to ongoing monitoring and risk management, which may include rights to receive reports, require the disposition of positions, and withdraw all or a portion of an allocation to the Advisor. A Portfolio Company may issue shares of various series or classes, which may bear fees or have terms that differ from the shares held by the applicable Investment Fund or the corresponding offshore investment fund. Each Portfolio Company reserves the right in its sole discretion and for any reason to waive fees of, or impose different fees on, any investor, as may be agreed to by the Portfolio Company and the investor. Each Portfolio Company may, by agreement with its Advisor, structure the Advisor’s fees (or a portion thereof) as an incentive allocation or other arrangement.
          Each Portfolio Company is expected to be formed as an exempted company incorporated with limited liability in the Cayman Islands. The governing documents of each Portfolio Company provide, among other things, for the management of the Portfolio Company by its board of directors, redemption rights of investors of the Portfolio Company (which will be negotiated on a case-by-case basis with each investor, provided that the Investment Funds have the right to redeem their shares upon request, subject to any restrictions contained in the investment management agreement between the Portfolio Company and the Advisor), certain fees and expenses as discussed below and under “FEES AND EXPENSES,” and indemnification and exculpation of the managing member of the Investment Funds (in its capacity as the investment manager of the Portfolio Company) and its affiliates.
          Goldman Sachs and certain of its affiliates will be issued the only voting shares of each Portfolio Company, and only those voting shares will be entitled to vote on most Portfolio Company matters, including the election of the Portfolio Company’s directors. Accordingly, an investor in a Portfolio Company (including the applicable Investment Fund) generally will have little or no control rights with respect to the activities of the Portfolio Company, including modifying or enforcing the terms of the investment management agreement between the Portfolio Company and the Advisor. In addition, the terms of a Portfolio Company may be amended in accordance with the memorandum of association and articles of association of such Portfolio Company, without notification to the Members or the investors in the applicable Investment Fund (including the Company).
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
          A Portfolio Company may issue shares of various series or classes, which may bear fees or have terms that differ from the shares held by an Investment Fund. Each Portfolio Company reserves the right in its sole discretion and for any reason, to waive the fees of, or impose different fees on, any investor, as may be agreed to by the Portfolio company and the investor.
          The managing member of the Investment Funds will not charge any management fee or performance-based fee or allocation at the Portfolio Company level. Each Portfolio Company will pay the Administrator (as defined below) certain fees as described more fully in “FEES AND EXPENSES,” and will be responsible for reimbursing the Administrator for its reasonable out-of-pocket expenses incurred in connection with providing services to the Portfolio Company.
          Each investor in a Portfolio Company (including the applicable Investment Fund) shares in the appreciation and depreciation of the NAV of the Portfolio Company for any accounting period pro rata based on the relative NAV of the investor’s interest as of the beginning of such accounting period (adjusted as necessary to take into account subscriptions, redemptions and distributions, any Advisor fees and any performance based Advisor compensation or allocations not borne in the same proportions by each investor, and other events as determined by the Portfolio Company’s board of directors in its sole discretion).

          The applicable Investment Fund bears, indirectly through its investment in each Portfolio Company, a pro rata portion of the expenses of each Portfolio Company in which it invests. Such expenses include each Portfolio Company’s own offering, organizational, and operating expenses, including any management and incentive fees payable to the Advisor of the Portfolio Company’s assets pursuant to the Portfolio Company’s investment management agreement. The Company bears, indirectly through its investment in the Investment Funds, a pro rata portion of the expenses of each Portfolio Company in which the Investment Funds invest. See “FEES AND EXPENSES.” For instance, each Portfolio Company is responsible for (and the applicable Investment Fund and, in turn, the Company indirectly will be affected by) indemnifying each of the managing members of the applicable Investment Fund (in its capacity as investment manager of the Portfolio Company), Goldman Sachs, members of the board of directors, officers of the Portfolio Company, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons against any losses, claims, costs, damages or liabilities to which such person may become subject in connection with any matter arising out of or in connection with the business or affairs of the Portfolio Company, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance or gross negligence (as interpreted under the laws of the State of New York) of, or any criminal wrongdoing by, such indemnified person. A Portfolio Company may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from liability, damage, cost, or expenses to which such person may become subject in connection with matters arising out of or in connection with the business or affairs of the Portfolio Company.
          References in this Annual Report to assets or investments of the Company, the Investment Funds and the Advisors shall be deemed to include interests in Portfolio Companies and assets and investments of Portfolio Companies to the extent of the Company’s and the Investment Funds’ indirect interest therein, whether or not so indicated, where the context permits.
FEES AND EXPENSES
          The Company pays the Managing Member a monthly management fee (the “Management Fee”), equal to one-twelfth of 1.25% of the net assets of the Company in respect of each series of Class A Units as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, net assets in respect of each series of Class A Units are not reduced to reflect any accrued incentive allocation (the “Incentive Allocation”). The Management Fee payable by any other class of Units may be different from the Management Fee payable by the Class A Units. The Management Fee with respect to each series of Units will reduce the capital account of the series of units to which it relates, as described under “—Capital Accounts; Allocation of Gains and Losses” below. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investments Funds by the Company as the Company owns “no-fee shares” of each of the Investment Funds.
          The Company is currently issued units of a class of membership interests of each Investment Fund (“no-fee-shares”) which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. As the Company owns “no-fee-shares” in each of the Investment Funds, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company’s investments in each of the Investment Funds. The ratios shown below do not reflect the inclusion of the Company’s proportionate shares of expenses of the Investment Funds, including the administration fees paid, directly or indirectly, by the Investment Funds.

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2006 are as follows:

Class A
Series 1
Ratios to average net assets (annualized):
Expenses	1.36%
Incentive allocation	0.46%

Total expenses and incentive allocation	1.82%

     The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2006 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2006.

Fees and Expenses	Percentage Amount		Dollar Amount
Management Fee	1.25	%(1)	$13,134	(4)
Incentive Allocation	5	%(2)	$4,551	(4)
Administration Fee	N/A	(3)	$1,053	(4)
Placement Fee	None		None
Entry Fee	None		None
Exit Fee	None		None
Minimum Subscription Amount	N/A		$1,000,000	(5)

(1)
The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts; Allocation of Gains and Losses” below.

(2)
At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV (as defined below in this section) of each series of Units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of Units, however the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of Units if the NAV of such series is above a prior high NAV. See “—Capital Accounts; Allocation of Gains and Losses” below.

(3)
The Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. In 2004, each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it as administrator. The Dollar Amount (which is approximate based on calculation) reflects the total administration fee comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2004. Effective as of January 1, 2005, SEI (as defined below) became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2006, the administration fee rate (as discussed below) ranged from 0.06% to 0.09%.

(4)	Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2006.

(5)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

          Prior to February 9, 2007, the Managing Member served as the administrator of the Company. The Managing Member (in its capacity as administrator of the Company) and the Company entered into an agreement with SEI Global Services, Inc. (“SEI”), as of March 1, 2004, pursuant to which SEI served as the sub-administrator of the Company. Effective as of February 9, 2007, the Managing Member ceased to serve as the administrator of the Company and the Company entered into an administration agreement (the “Administration Agreement”) with SEI pursuant to which SEI became the administrator of the Company (in such capacity, the “Administrator”). The Administrator is responsible for, among other things, calculating the net asset value (“NAV”) for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports; maintaining a registry of ownership and providing certain other administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. Further, the Administrator may assist in the preparation of the Company’s periodic and other reports including filing such reports with the SEC and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See ITEM 1A. “RISK FACTORS — Special Risks of the Company’s Structure — Risks Related to The Company’s Structure — The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future.”
          Unless the Company allocates assets directly to Advisors (see “PERFORMANCE OF THE COMPANY — Direct Allocations to Advisors”), SEI does not receive a fee directly from the Company for its service as the Administrator. However, the Administrator receives a per investor servicing charge and will be reimbursed by the Company for all of its reasonable out-of-pocket expenses.
          During 2004, the Managing Member served as the administrator of each Investment Fund and each Portfolio Company and received an administration fee, accruing daily and calculated and paid on a monthly basis, equal to one-twelfth of 0.20% of the net assets of such Investment Fund or Portfolio Company (in the case of the Investment Funds, without taking into account their investments in Portfolio Companies so as to avoid duplication) as of the applicable month-end, appropriately adjusted to reflect capital appreciation of depreciation and any subscriptions, redemptions or distributions. Therefore, no administration fee was paid at the Investment Fund level with respect to any assets of the Investment Funds attributable to investments in Portfolio Companies.
          Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and SEI currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005 and 2006, an administration fee was not charged at the Portfolio Company level, and the administration fee charged at the Investment Fund level was paid with respect to assets of the Investment Funds invested in Portfolio Companies. During such period, the administration fee rate was determined each month based on the total assets managed by the Managing Member that were administered by SEI and its affiliates. In determining the administration fee rate, each Investment Fund was assessed a higher rate in respect of assets allocated to Portfolio Companies and managed accounts established on behalf of the Investment Funds and other HFS-managed investment funds of clients (“Managed Accounts”). In 2006, the administration fee rate ranged from 0.06% to 0.09%.
          Effective as of January 1, 2007, the fees payable to SEI by the Investment Funds and Portfolio Companies were changed. Under the new arrangement, SEI is entitled to receive a fee from each Investment Fund calculated and paid on a monthly basis, at a rate based on the total assets managed by the Managing Member that are administered by the Administrator and its affiliates. In addition, SEI is entitled to receive a fee from each Portfolio Company and each Investment Fund that allocates assets to a Managed Account, calculated and paid on a monthly basis, at a rate which varies depending on the complexity of the administration of the Portfolio Company or Managed Account, as applicable, and the total assets of Portfolio Companies and Managed Accounts of a similar type that are administered by SEI. The Company will bear its pro rata portion of these fees and of SEI’s reasonable expenses incurred in connection with providing services to the Investment Funds, Portfolio Companies and Managed Accounts through the Company’s direct or indirect investments therein. As a result of the foregoing, the amount of the fees borne directly or indirectly by the Company will be greater depending on the percentage of the Company’s assets that are indirectly allocated to Portfolio Companies and Managed Accounts, and to Portfolio Companies and Managed Accounts of a more complex nature. For purposes of determining the administration fee payable by the Investment Funds, Portfolio Companies and Managed Accounts, NAV will not be reduced to reflect any accrued but unpaid incentive allocation or management fees of the Managing Member. The Company will bear its pro rata portion of these fees through its investments in the Investment Funds.

          The Company, any Investment Fund or any Portfolio Company may, in the future, engage other entities, which may be unaffiliated with the Managing Member, to provide administration or other services to the Company, the Investment Funds or the Portfolio Companies as administrator or sub-administrator. The terms of any such engagement shall be subject to such terms and conditions as the Managing Member and such other entity may agree. The terms of such engagement may differ from the terms and conditions under which SEI provides administration services to the Company, the Investment Funds and the Portfolio Companies, including without limitation the compensation arrangements and indemnification obligations described above. In addition, the Company, any Investment Fund or any Portfolio Company may in the future agree with SEI to alter the terms of its existing agreement with SEI, including without limitation, the compensation arrangements described above.
          Pursuant to the Administration Agreement, the Company has agreed to indemnify the Administrator against any loss or liability arising out of any claim asserted or threatened by any third party in connection with the Administrator’s performance of its obligations or duties under the Administration Agreement, except where such loss or liability arises as a result of gross negligence, willful misconduct or reckless disregard on the part of the Administrator.
          The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the LLC Agreement or the Company’s other organizational documents or subscription agreement or any modification or supplement to the Private Placement Memorandum dated August 2006 for the Company (as it may be supplemented or modified from time to time, the “Memorandum”), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of Units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company’s transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations) described under ITEM 12. “INDEMNIFICATION OF DIRECTORS AND OFFICERS” in the Form 10 filed on April 28, 2004, as amended (the “Registration Statement”)); and all costs and expenses incurred as a result of the reorganization, dissolution, winding-up or termination of the Company.
          The Company in the past has borne its organizational expenses and continues to bear expenses incurred in connection with the offer and sale of Units, including printing costs, distribution fees, legal fees and other expenses of the Company, the Managing Member and any placement agents, authorized dealers and other financial intermediaries and other expenses relating to the offering of Units. In addition, the Company bears, indirectly through its investment in each Investment Fund its pro rata portion of the offering, organizational and operating expenses of such Investment Fund, including expenses related to the investment of such Investment Fund’s assets, such as fees to the Advisors, Portfolio Company and Advisor Fund fees and expenses, brokerage commissions, expenses relating to short sales, clearing and settlement charges, custodial fees, bank service fees, interest expenses, borrowing costs and extraordinary expenses.
          Advisors are compensated by the Investment Funds on terms that may include fixed and/or performance-based fees or allocations. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 3%. Performance-based fees or allocations of Advisors are currently expected to range from 18% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The Company bears a pro rata share of the Advisor compensation paid by the Investment Funds.

          Performance-based compensation is typically not paid to an Advisor until the Advisor makes up prior losses. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Units, Liquidity of Units and the Offering of Units—Special Considerations are Applicable to the Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions.”
          Each of the Managing Member, the Administrator and any sub-administrator pays its own overhead costs and expenses, including the salaries, fringe benefits and other compensation costs of its employees.
          The Managing Member, the Administrator or any sub-administrator may pay certain of the Company’s, an Investment Fund’s, an Advisor Fund’s or a Portfolio Company’s expenses described above. The Company or applicable Investment Fund, Advisor Fund or Portfolio Company will reimburse the Managing Member, the Administrator or sub-administrator for the payment of any such expenses.
          The Managing Member reserves the right, in its sole discretion, to partially or completely waive fees, or to charge no fees or fees that are greater or less than or in other ways different from the fees being charged to the Company and the Members, as described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such fee arrangements without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel. Any such arrangements reflect terms privately agreed between parties other than the Company, and for the avoidance of doubt, the Company cannot and is under no duty to, enforce equality of treatment between Members by other entities, including those of the Managing Member and its affiliates. The Managing Member and its affiliates shall be under no obligation to make arrangements available on equal terms to other Members. In addition, where permitted by applicable law, the Managing Member and its affiliates may elect to pay part or all of the fees and performance-based compensation paid to it by the Company to investors or distributors of the Company. See “POTENTIAL CONFLICTS OF INTEREST—Goldman Sachs’ or Intermediaries’ Financial and Other Interests and Relationships May Incentivize Goldman Sachs or Intermediaries to Promote the Sale of Units and Interests in the Investment Funds.”
Capital Accounts; Allocation of Gains and Losses
          The Company maintains a separate capital account on the books of the Company for each series of Units and for each Member, with respect to each series of Units held by such Member. Each capital account with respect to a series of Units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series’ allocable share of the appreciation or depreciation of the net assets of the Company (as determined below) for each accounting period*, and (iv) decreased by any Incentive Allocation (discussed below) and any Management Fee accrual in respect of such series. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of Units pro rata based upon the relative capital accounts of each series (determined prior to any year-to-date accrued Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions  and  redemptions as of the beginning of such accounting period.   Each  Member’s  capital account with

*
An “accounting period” refers to the following periods: the initial accounting period began upon the commencement of operations of the Company. Each subsequent accounting period begins immediately after the close of the preceding accounting period. Each accounting period closes at the close of business on the first to occur of (i) the last day of each calendar month, (ii) the last day of each fiscal year of the Company, (iii) the date immediately prior to the effective date of the admission of a new Member, (iv) the date immediately prior to the effective date of an additional capital contribution by a Member, or (v) the date immediately prior to the effective date of any redemption or complete withdrawal by a Member. In addition, the final accounting period shall end on the date the Company dissolves.

respect to each series of Units shall equal the capital account of such series of Units multiplied by the percentage of Units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of Units from one series into another series and for other events and items as determined by the Managing Member in its sole discretion.
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
          The “Prior High NAV” with respect to a series of Units initially will be equal to the NAV of such series immediately following the initial issuance of such series. The Prior High NAV with respect to a series of Units immediately following the end of any year for which an Incentive Allocation has been made with respect to such series will be “reset” to equal the NAV of such series as of such time, unless the series is exchanged into another series, in which case the Prior High NAV will be “reset” to equal the NAV of such other series as of such time. The Prior High NAV for each series of Units shall be appropriately adjusted, as determined by the Managing Member in its sole discretion, to account for any additional contributions, distributions and redemptions made with respect to such series of Units. Since each outstanding series of Units may have a different Prior High NAV, the Managing Member will earn an Incentive Allocation with respect to each series of Units the NAV of which, as of the close of the applicable measurement period, exceeds its Prior High NAV for such period, even though it will not earn an Incentive Allocation with respect to any series of Units the NAV of which, as of the close of such measurement period, did not exceed its Prior High NAV for such period.
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
          The Managing Member is an advisory affiliate of Goldman Sachs and Goldman Sachs Asset Management, a unit of the Investment Management Division of Goldman Sachs (“GS Asset Management” and, together with Goldman Sachs Asset Management, L.P., a Delaware limited partnership and a successor to certain of the asset management businesses of GS Asset Management, “GSAM”). Each of the Managing Members, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc.
          Goldman Sachs, one of the world’s oldest and largest investment banking and securities firms, was founded in 1869. GSAM, formed in 1988, is located at 32 Old Slip, New York, New York 10005. GS HFS is located at 701 Mount Lucas Road, Princeton, New Jersey 08540.
          The Company has no employees. As of December 31, 2006, the Managing Member was supported by approximately 115 employees of the GS Group worldwide, of which approximately 32 allocated at least a portion of their time to portfolio management of the Company and the Investment Funds. The Company’s assets were managed, indirectly through the Company’s investments in the Investment Funds, by approximately 156 Advisors.
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
          It is not presently expected that the Investment Funds’ Advisors or any of their respective principals will purchase Units or membership units in the Investment Funds.
          The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See “POTENTIAL CONFLICTS OF INTEREST.”
POTENTIAL CONFLICTS OF INTEREST
General Categories of Conflicts Associated with the Company and the Investment Funds
          The Goldman Sachs Group, Inc. is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Company and the Investment Funds directly and indirectly invest. As a result, The Goldman Sachs Group, Inc., GSAM, the Managing Member (for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, “Goldman Sachs”), including those who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, are engaged in businesses and have interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, the “Advisors”) may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

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
          Present and future activities of Goldman Sachs and the Advisors in addition to those described in this “POTENTIAL CONFLICTS OF INTEREST” section may give rise to additional conflicts of interest.
          As a registered investment adviser under the Investment Advisers Act of 1940 (the “Investment Advisers Act”), the Managing Member is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Managing Member. A copy of Part 1 of the Managing Member’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). A copy of Part 2 of the Managing Member’s Form ADV will be provided to Members or prospective investors upon request.
          By having made an investment in the Company, a Member is deemed to have acknowledged and assented to the existence of potential conflicts of interest relating to Goldman Sachs and the Advisors, and to the operations of the Company, Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts in the face of these conflicts.
Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities
Goldman Sachs’ Other Activities May Have an Impact on the Selection of Advisors for the Company
          The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs’ activities, it is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates remuneration, investment activity, services or other benefits from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, or may have interests in Advisors or their businesses and provide a variety of products and services to them. The amount of such compensation, commissions, payments, rebates remuneration, investment activity, services or other benefits to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.
          As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under “—General Categories of Conflicts Associated with the Company and the Investment Funds” above, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Company and the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, allocations, compensation, remuneration and other benefits to Goldman Sachs (including benefits relating to investment and business relationships of Goldman Sachs) arising from those decisions may be greater as a result of the selection of certain Advisors than they would have been had other Advisors been selected which also might have been appropriate for the Investment Funds. For example, Goldman Sachs or Client/GS Accounts (as defined below) may have equity, profits or other interests in the Advisor or may have entered into arrangements with the Advisor in which the Advisor would share with Goldman Sachs, a Client/GS Account or related parties a portion of its fees or allocations (including, without limitation, fees earned by the Advisor as a result of an Investment Fund's allocation of assets to an Advisor Fund managed by the Advisor). Payments to Goldman Sachs (either directly from the Advisor or in the form of fees or allocations payable by the Client/GS Accounts) will generally increase as the amount of assets that an Advisor manages increases. Therefore, investment by an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party has a fee and/or profit sharing arrangement or other interest in the equity or profits of the Advisor may result in additional revenues to Goldman Sachs and its personnel or related parties. Goldman Sachs (including, without limitation, the managing member of the Investment Funds) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. An Advisor or its affiliates may offer Goldman Sachs investment opportunities because of the amount of assets managed by an Advisor and its affiliates for Goldman Sachs and Client/GS Accounts, including the Company and the Investment Fund, but such opportunities may not be allocated to the Company, any Investment Fund or such other Client/GS Accounts as described under “—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts” below. Therefore, investment (or continued investment) by an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party are being offered investment opportunities by the Adviser may result in additional investment opportunities to Goldman Sachs and its personnel or related parties.

          In addition, while the Managing Member, as the managing member of the Investment Funds, will select Advisors in accordance with its fiduciary obligations to the Investment Funds, Goldman Sachs may also provide brokerage or other services to Advisors or act as prime broker for Advisors. Payments to Goldman Sachs for providing brokerage or other services or acting as prime broker will generally increase as the size of the assets that an Advisor manages increases. Therefore, investment by an Investment Fund (and indirectly the Company) with an Advisor where Goldman Sachs acts as prime broker, or to which Goldman Sachs provides brokerage or other services, will likely result in additional revenues to Goldman Sachs and its personnel. Goldman Sachs may provide research products and other products and services to an Advisor and receive revenues in connection with these activities. Goldman Sachs may receive price discounts or services from Advisors based on its relationships with such Advisors. In connection with services Goldman Sachs may provide Advisors, Goldman Sachs will act in its own commercial interests. As a result, investment with Advisors will be subject to many of the same conflicts arising from Goldman Sachs activities described herein.
          In addition, if an Advisor provides fee “breakpoints,” such breakpoints may be affected by Goldman Sachs’ business relationships and levels or accounts other than with respect to the Company or the Investment Funds, and may directly or indirectly benefit Goldman Sachs and other proprietary or client accounts of Goldman Sachs.
          Goldman Sachs may also serve as an Advisor with respect to Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs will receive compensation in connection with acting as an Advisor, and such compensation will not be reduced by any fees payable in accordance with any investments made by Goldman Sachs as Advisor of such Advisor Fund, Portfolio Company or Managed Account (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with the direct purchase of underlying investments by an Advisor Fund, Portfolio Company or Managed Account). Such fees to Goldman Sachs may be greater as a result of the selection of certain Advisors by the Managing Member and its personnel than they would have been had other Advisors been selected which also might have been appropriate for the Company.
Goldman Sachs’ or Intermediaries’ Financial and Other Interests and Relationships May Incentivize Goldman Sachs or Intermediaries to Promote the Sale of Units and Interests in the Investment Funds
          Goldman Sachs, its personnel and other financial service providers, have interests in promoting sales of interests in the Company, the Investment Funds and certain Advisors. With respect to both Goldman Sachs and its personnel, the remuneration and profitability relating to services to and sales of interests in the Company and the Investment Funds or other products may be greater than the remuneration and profitability relating to services to and sales of other products that might be provided or offered. Conflicts may arise in relation to sales-related incentives. Goldman Sachs and its sales personnel may directly or indirectly receive a portion of the fees and commissions charged to the Company, the Investment Funds or their respective investors. Goldman Sachs and its advisory or other personnel may also benefit from increased amounts of assets under management. Fees and commissions may also be higher than for some products or services, and the remuneration and profitability to Goldman Sachs and such personnel resulting from transactions on behalf of or management of the Company or the Investment Funds may be greater than the remuneration and profitability resulting from other products. Goldman Sachs may also benefit from equity, profits or other interests in Advisors or arrangements in which the Advisors agree to share their fees or allocations with Goldman Sachs, Client/GS Accounts or related parties.
          Goldman Sachs and its personnel may receive greater compensation or greater profit in connection with the Company or the Investment Funds than with an account advised by an unaffiliated investment adviser. Differentials in compensation may be related to the fact that Goldman Sachs may pay a portion of its advisory fee to the unaffiliated investment adviser, or to other compensation arrangements, including for portfolio management, brokerage transactions or account servicing. Any differential in compensation may create a financial incentive on the part of Goldman Sachs and its personnel to recommend the Company or the Investment Funds over other accounts or products managed by unaffiliated investment advisers or to effect transactions differently in the Company or the Investment Funds as compared to other accounts or products.

          Goldman Sachs may also have relationships with, and purchase, or distribute or sell, services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultant’s points of view on the investment management process. Consultants and other third parties that provide consulting or other services or provide service platforms for employee benefit plans to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company or the Investment Funds in connection with the distribution of Units or interests in the Investment Funds, or other Goldman Sachs products. For example, Goldman Sachs may enter into revenue or fee sharing arrangements with consultants, service providers, and other intermediaries relating to investments in mutual funds, collective trusts, or other products or services offered or managed by the Managing Member. Goldman Sachs may also pay a fee for membership in industry-wide or state and municipal organizations or otherwise help sponsor conferences and educational forums for investment industry participants including, but not limited to, trustees, fiduciaries, consultants, administrators, state and municipal personnel and other clients. Goldman Sachs’ membership in such organizations allows Goldman Sachs to participate in these conferences and educational forums and helps Goldman Sachs interact with conference participants and develop an understanding of the points of view and challenges of the conference participants. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or in the Company or Investment Funds or that may recommend investments with the Advisors or distribute Advisor Fund, Company or Investment Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. In addition, Goldman Sachs, including the Managing Member, may make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions. As a result of the relationships and arrangements described in this paragraph, consultants, distributors and other parties may have conflicts associated with their promotion of the Company or the Investment Funds, or other dealings with the Company, the Investment Funds or the Advisors, that create incentives for them to promote the Company, the Investment Funds, the Advisors or certain portfolio transactions.
          Goldman Sachs, the Company or Investment Funds may make payments to authorized dealers and other financial intermediaries (“Intermediaries”) from time to time to promote the Company, the Investment Funds, Client/GS Accounts (as defined below) and other products. In addition to placement fees, sales loads or similar distribution charges, such payments may be made out of Goldman Sachs’ assets, or amounts payable to Goldman Sachs rather than a separately identified charge to the Company, the Investment Funds, Client/GS Accounts or other products. Such payments may compensate Intermediaries for, among other things: marketing the Company, the Investment Funds, Client/GS Accounts and other products (which may consist of payments resulting in or relating to the inclusion of the Company, the Investment Funds, Client/GS Accounts and other products on preferred or recommended fund lists or in certain sales programs from time to time sponsored by the Intermediaries); access to the Intermediaries’ registered representatives or salespersons, including at conferences and other meetings; assistance in training and education of personnel; “finders” or “referral fees” for directing investors to the Company, the Investment Funds, Client/GS Accounts and other products; marketing support fees for providing assistance in promoting the Company, the Investment Funds, Client/GS Accounts and other products (which may include promotions in communications with the Intermediaries’ customers, registered representatives and salespersons); and/or other specified services intended to assist in the distribution and marketing of the Company, the Investment Funds, Client/GS Accounts and other products. Such payments may be a fixed dollar amount; may be based on the number of customer accounts maintained by an Intermediary; may be based on a percentage of the value of interests sold to, or held by, customers of the Intermediary involved; or may be calculated on another basis. The payments may also, to the extent permitted by applicable regulations, contribute to various non-cash and cash incentive arrangements to promote certain products, as well as sponsor various educational programs, sales contests and/or promotions. Furthermore, subject to applicable law, such payments may also pay for the travel expenses, meals, lodging and entertainment of Intermediaries and their salespersons and guests in connection with educational, sales and promotional programs. The additional payments by Goldman Sachs may also compensate Intermediaries for subaccounting, administrative and/or shareholder processing or other investor services that are in addition to the fees paid for these services by such products.
          The payments made by Goldman Sachs, the Company or the Investment Funds may be different for different Intermediaries. The payments may be negotiated based on a range of factors, including but not limited to, ability to attract and retain assets, target markets, customer relationships, quality of service and industry reputation. Payment arrangements may include breakpoints in compensation which provide that the percentage rate of compensation varies as the dollar value of the amount sold or invested through an Intermediary increases. The presence of these payments and the basis on which an Intermediary compensates its registered representatives or salespersons may create an incentive for a particular Intermediary, registered representative or salesperson to highlight, feature or recommend certain products based, at least in part, on the level of compensation paid.

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts
          Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company or the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests. For example, an Investment Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by Goldman Sachs (including the Managing Member) or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (collectively, the “Client/GS Accounts”). These Client/GS Accounts or funds may provide greater fees or other compensation (including performance-based fees, equity, profit or other interests) to Goldman Sachs (including the Managing Member).
          Goldman Sachs may manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or an Investment Fund and/or may seek to invest with Advisors with which an Investment Fund invests or that would be an appropriate investment for an Investment Fund or make investments in securities or other instruments, sectors or strategies in which an Investment Fund may invest. This will create potential conflicts and potential differences among the Company, the Investment Funds and other Client/GS Accounts, particularly where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. For example, limited availability may exist, without limitation, in emerging markets, high yield securities, fixed income securities and IPO/new issues. Transactions in investments by multiple Client/GS Accounts (including accounts in which Goldman Sachs and its personnel have an interest), other clients of Goldman Sachs or Goldman Sachs itself may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies associated with securities held by Client/GS Accounts and the Advisor Funds, Portfolio Companies and Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. In addition, opportunities may arise to enter into economic arrangements with Advisors in which the Advisors may agree to reduce or rebate fees, allocations or other compensation to an investor, or agree to pay or share some or all of the fees, allocations or other compensation earned by the Advisor, or to take equity, profits or other interests in Advisors or their businesses.
          The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities and make purchase and sale decisions among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each Client/GS Account, to be reasonable. In some cases, these policies result in pro rata allocation of limited opportunities across Client/GS Accounts, but in many cases the allocations are based on numerous other factors. The application of these factors as described below may result in allocations in which Goldman Sachs and Goldman Sachs employees may receive an allocation or an opportunity not allocated to other Clients/GS Accounts (including the Company). Allocations may be based on numerous factors and may not always be pro rata based on assets managed.
          The Managing Member will make allocation related decisions for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors. These factors may include, without limitation, (i) account investment horizons, investment objectives and guidelines; (ii) different levels of investment for different strategies (iii) client-specific investment guidelines and restrictions including the ability to hedge through short sales and other techniques; (iv) the expected future capacity of applicable Client/GS Accounts; (v) fully directed brokerage accounts; (vi) tax sensitivity of accounts; (vii) suitability requirements and the nature of the investment opportunity; (viii) account turnover guidelines; (ix) availability of cash for investment; (x) relative sizes and expected future sizes of the applicable accounts; and/or (xi) availability of other appropriate investment opportunities. Suitability considerations can include without limitation (i) relative attractiveness of an opportunity or security to different accounts; (ii) concentration of positions in an account; (iii) appropriateness of the opportunity or security for the benchmark of an account; (iv) an account’s risk tolerance, risk parameters and strategy allocations; (v) use of the opportunity as a replacement for a security or instrument the Managing Member believes to be attractive for an account; (vi) considerations related to hedging a position in a pair trade; and/or (vii) considerations related to giving a subset of accounts exposure to an industry. Goldman Sachs may also consider reputational matters and other such considerations. Application of these factors will frequently result in allocations that are not pro rata based on assets in each Client/GS Account, and may result in allocations that are weighted more heavily toward a Goldman Sachs account. This may occur more frequently in the fixed income portfolio management area than for active equity accounts, in many instances because multiple appropriate or substantially similar investments are available in fixed income strategies, but could also occur in other areas.
          In addition to allocations of limited availability investments, Goldman Sachs may, from time to time, develop and implement new investment opportunities with Advisors and/or trading strategies, and these strategies may not be employed in all accounts (including the Company or the Investment Funds) or pro rata, even if the strategy is consistent with the objectives of all accounts. Goldman Sachs may make decisions based on such factors as strategic fit and other portfolio management considerations, including, without limitation, an account’s capacity for such strategy, the liquidity of the strategy and its underlying instruments, the account’s liquidity, the business risk of the strategy relative to the account’s overall portfolio make-up, and the lack of efficacy of, or return expectations from, the strategy for the account, and such other factors as Goldman Sachs deems relevant in its sole discretion. For example, such a determination may, but will not necessarily, include consideration of the fact that a particular strategy will not have a meaningful impact on an account given the overall size of the account, the limited availability of opportunities in the strategy and the availability of other strategies for the account. As a result, such a strategy may be allocated to some accounts managed by Goldman Sachs and not to others.

          Although allocating investment opportunities or orders with Advisors among the Investment Funds and other Client/GS Accounts may create potential conflicts of interest because of the interests of Goldman Sachs or its personnel or because Goldman Sachs may receive greater fees or compensation from one of the Client/GS Account’s allocations relative to another, the Managing Member will not make allocation decisions based on such interests or greater fees or compensation.
          Allocation decisions among accounts may be more or less advantageous to any one account or group of accounts. As a result of these allocation issues, the amount, timing, structuring or terms of an investment by the Company or an Investment Fund may differ from, and performance may be lower than, investments and performance of other Client/GS Accounts.
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
          Goldman Sachs, accounts managed by Goldman Sachs or other investment funds managed by Goldman Sachs, including accounts and investment funds which have investment objectives and utilize investment strategies similar to those of an Investment Fund, may invest in an Advisor Fund. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for an Investment Fund to allocate assets.
Other Potential Conflicts Relating to the Management of the Company and the Investment Funds by the Managing Member
Potential Restrictions and Issues Relating to Information Held by Goldman Sachs
          From time to time and subject to the Managing Member’s policies and procedures regarding information barriers, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel. The performance by such persons of obligations related to their consultation with personnel of the Managing Member could conflict with their areas of primary responsibility within Goldman Sachs or elsewhere. In connection with their activities with the Managing Member, such persons may receive information regarding the Managing Member’s proposed investment activities for the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.
          The Managing Member makes decisions for the Company and the Investment Funds based on their respective investment programs. The Managing Member from time to time may have access to certain fundamental analysis and proprietary technical models developed by Goldman Sachs and its personnel. Goldman Sachs will not be under any obligation, however, to effect transactions on behalf of the Company or the Investment Funds in accordance with such analysis and models. In addition, Goldman Sachs has no obligation to seek information or to make available to or share with the Company or the Investment Funds any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities. Goldman Sachs and certain of its personnel, including the Managing Member’s personnel or other Goldman Sachs personnel advising or otherwise providing services to the Company or the Investment Funds, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company or the Investment Funds.

          From time to time, Goldman Sachs may come into possession of material, non-public information or other information that could limit the ability of an Investment Fund to invest with certain Advisors. The Investment Fund’s and, in turn, the Company’s investment flexibility may be constrained as a consequence. Neither the Managing Member nor the Advisors are generally permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for the Company or Investment Funds.
          Goldman Sachs conducts extensive broker-dealer, banking and other activities around the world and operates a business known as Goldman Sachs Security Services (“GSS”) which provides prime brokerage, administrative and other services to clients which may involve markets and securities in which the Company invests. These businesses will give GSS and many other parts of Goldman Sachs broad access to the current status of certain markets, investments and funds and detailed knowledge about fund operators. As a result of the activities described in this paragraph and the access and knowledge arising from those activities, parts of Goldman Sachs may be in possession of information in respect of markets, investments and funds, which, if known to the Managing Member, might cause the Managing Member to seek to dispose of, retain or increase interests in investments held by the Company or acquire certain positions on behalf of the Company. Goldman Sachs will be under no duty to make any such information available to the Managing Member or in particular the personnel of the Managing Member making investment decisions on behalf of the Company.
Potential Conflicts Relating to Goldman Sachs’ Proprietary Activities and Activities on Behalf of Other Accounts
          The results of the investment activities of the Company and the Investment Funds may differ significantly from the results achieved by Goldman Sachs for its proprietary accounts and from the results achieved by Goldman Sachs for other Client/GS Accounts. The Managing Member will manage the Company, the Investment Funds and the other Client/GS Accounts it manages in accordance with their respective investment objectives and guidelines. However, Goldman Sachs may give advice, and take action, with respect to any current or future Client/GS Accounts that may compete or conflict with the advice the Managing Member may give to the Company or an Investment Fund, including with respect to the return of the investment, the timing or nature of action relating to the investment or the method of exiting the investment.
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
          Conflicts may also arise because portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account may benefit other Client/GS Accounts. For example, the sale of a long position or establishment of a short position by an Advisor Fund, Portfolio Company or Managed Account may impair the price of the same security sold short by (and therefore benefit) Goldman Sachs or other Client/GS Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund, Portfolio Company or Managed Account may increase the price of the same security held by (and therefore benefit) Goldman Sachs or other Client/GS Accounts.

          In addition, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. For example, this may occur when portfolio decisions regarding the Company or Investment Fund or for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/GS Accounts. When Goldman Sachs or a Client/GS Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Advisor Funds, Portfolio Companies or Managed Accounts (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Funds, Portfolio Companies or Managed Accounts receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Funds, Portfolio Companies or Managed Accounts, and in turn, the relevant Investment Fund and the Company, could otherwise be disadvantaged. Goldman Sachs may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to Client/GS Accounts, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.
          The directors, officers and employees of Goldman Sachs, including the Managing Member, may buy and sell securities or other investments for their own accounts (including through investment funds managed by Goldman Sachs, including the Managing Member). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees that are the same as, different from or made at different times than positions taken for the Company or an Investment Fund. To reduce the possibility that the Company and the Investment Funds will be materially adversely affected by the personal trading described above, the Managing Member has established policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the Company’s and the Investment Funds’ portfolio transactions. The Managing Member has adopted a code of ethics restriction required by the Advisers Act and monitoring procedures relating to certain personal securities transactions by the Managing Member personnel that the Managing Member deems to involve potential conflicts involving such personnel, Client/GS Accounts managed by the Managing Member and the Company or the Investment Funds. The code of ethics requires that the Managing Member personnel comply with all applicable U.S. federal securities laws and with the fiduciary duties and anti-fraud rules to which the Managing Member is subject.
          Clients of Goldman Sachs (including Client/GS Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Managing Member’s transactions (and, when Goldman Sachs is a client of an Advisor, transactions of such Advisor) or views which may affect such clients’ transactions outside of accounts controlled by the Managing Member, and such transactions may negatively impact the performance of the Company, the Investment Funds or the assets managed by the Advisors. The Company, the Investment Funds and the assets managed by the Advisors may also be adversely affected by cash flows and market movements arising from purchase and sales transactions, as well as increases of capital in, and withdrawals of capital from, other Client/GS Accounts. These effects can be more pronounced in thinly traded and less liquid markets.
          An Advisor’s management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisor Funds, Portfolio Companies and Managed Accounts may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with Goldman Sachs or in which Goldman Sachs has an equity, debt or other interest. In addition, subject to applicable law, the Advisor Funds, Portfolio Companies and Managed Accounts may engage in investment transactions that may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisor Funds, Portfolio Companies and Managed Accounts may enhance the profitability of Goldman Sachs’ or other Client/GS Accounts’ own investments in and its activities with respect to such companies.

          The Managing Member may, but is not required to, aggregate purchase or sale orders for the Fund with trades for other funds or accounts managed by Goldman Sachs, including Client/GS Accounts. When orders are aggregated for execution, it is possible that Goldman Sachs and Goldman Sachs employee interests will receive benefits from such transactions, even in limited capacity situations. While the Managing Member maintains policies and procedures that it believes are reasonably designed to deal with conflicts of interest that may arise in certain situations when purchase or sale orders for the Company are aggregated for execution with orders for Client/GS Accounts, in some cases the Managing Member will make allocations to accounts in which Goldman Sachs and/or employees have an interest.
          Goldman Sachs and its Client/GS Accounts may pursue or enforce rights with respect to an issuer in which Advisor Funds, Portfolio Companies or Managed Accounts have invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. For example, if a Client/GS Account holds debt securities of an issuer and an Advisor Fund, Portfolio Company or Managed Account holds equity securities of the same issuer, if the issuer experiences financial or operations challenges, the Client/GS Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities may prefer a reorganization of the issuer. In addition, Goldman Sachs and Client/GS Accounts may pursue or enforce rights with respect to an Advisor with respect to any economic arrangements with, or equity, profits or other interests in, the Advisor. The Company may be negatively impacted by Goldman Sachs' and other Client/GS Accounts' activities, and transactions for the Advisor Fund, Portfolio Company or Managed Account may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had Goldman Sachs and other Client/GS Accounts not pursued a particular course of action with respect to the issuer of the securities. As a result, prices, availability, liquidity and terms of an Advisor’s investments on behalf of the Advisor Funds, Portfolio Companies and Managed Accounts may be negatively impacted by the activities of Goldman Sachs and other Client/GS Accounts’ activities, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.
          To the extent permitted by applicable law, Goldman Sachs may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to the Company or the Investment Funds, or with respect to which the underlying securities, currencies or instruments of the Company or the Investment Funds invest, or which may be otherwise based on the performance of the Company, an Investment Fund, an Advisor Fund or a Portfolio Company. In addition, to the extent permitted by applicable law, Goldman Sachs (including its personnel or Client/GS Accounts) may invest in the Investment Funds, Advisor Funds or Portfolio Companies, may hedge its derivative positions by buying or selling interests, and reserves the right to redeem some or all of its investments without notice to the Members. In addition, Goldman Sachs may make loans to Members to enter into similar transactions that are secured by a pledge of a Member’s Units, which would provide Goldman Sachs with the right to redeem such Units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members. The structure or other characteristics of the derivative instruments may have an adverse effect on the Company or the Investment Funds. For example, the derivative instruments could represent leveraged investments in the Company, an Investment Fund, an Advisor Fund or a Portfolio Company, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Company, the Investment Fund, the Advisor Fund or the Portfolio Company more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management and positions, flexibility, and diversification strategies of the Company, the Investment Fund, the Advisor Fund or the Portfolio Company, as applicable, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company or the Investment Funds.
          The Managing Member, the Company and the Investment Funds may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities) may provide to the Company, the Investment Funds or one or more Client/GS Accounts. Such products and services may disproportionately benefit other Client/GS Accounts relative to the Company and the Investment Funds based on the amount of brokerage commissions paid by the Company, the Investment Funds and such other Client/GS Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, Client/GS Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Company, the Investment Funds and to Client/GS Accounts.
Potential Conflicts in Connection with Investments in Goldman Sachs Money Market Funds
          To the extent permitted by applicable law, the Company and the Investment Funds may invest all or some of their short term cash investments in any money market fund advised or managed by Goldman Sachs. In connection with any such investments, the Company and the Investment Funds will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Company and the Investment Funds will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with an investor’s direct purchase of the underlying investments because Goldman Sachs could receive fees with respect to both the management of the Company or Investment Fund and such money market fund). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company or the Investment Funds will be required.
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
Potential Conflicts Related to the Valuation of Investments Made by the Company and the Investment Funds
          The valuation of investments made by the Company and the Investment Funds is ordinarily determined based on valuations provided directly or indirectly by the Advisors. Certain securities in which the Company directly or indirectly invests may not have a readily ascertainable market price and will generally be valued by the Advisors. In this regard, the Advisors may face a conflict of interest in valuing the securities, as their value will affect the Advisors’ compensation. Furthermore, GS HFS, as the Managing Member and the managing member of the Investment Funds, may face a conflict of interest in overseeing the valuation of the investments of the Company or an Investment Fund, as the value of such fund’s investments will affect the Managing Member’s compensation. In certain circumstances, the Managing Member may determine that a valuation of the assets of the Company or an Investment Fund is inaccurate or incomplete. In addition, certain Investment Fund assets may not be valued by the Advisors, including without limitation, fee or profit sharing arrangements with an Advisor. In such events, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination.
Potential Conflicts That May Arise When Goldman Sachs Acts in a Capacity Other than Managing Member to the Company or the Investment Funds
          To the extent permitted by applicable law, an Advisor on behalf of an Advisor Fund, Portfolio Company or Managed Account may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments in which Goldman Sachs, acting as principal or on a proprietary basis for its customers, serves as the counterparty.
          The Company or an Advisor on behalf of an Advisor Fund, Portfolio Company or Managed Account may also enter into cross transactions in which Goldman Sachs acts on behalf of such Advisor Fund, Portfolio Company or Managed Account, as applicable, and for the other party to the transaction. Goldman Sachs may have a potentially conflicting division of responsibilities to both parties to a cross transaction. For example, Goldman Sachs may represent both the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account and another Client/GS Account in connection with the purchase of a security by the Company or such Investment Fund, Advisor Fund, Portfolio Company or Managed Account, as applicable, and Goldman Sachs may receive compensation or other payments from either or both parties which could influence the decision of Goldman Sachs to cause the Advisor Fund, Portfolio Company or Managed Account to purchase such security. In addition, the Managing Member may, to the extent permitted by applicable law and subject to Goldman Sachs’ allocation policies, transfer some or all of the Company’s interest in an Advisor Fund to other Client/GS Accounts if the Managing Member deems it advisable in order to achieve the investment objectives of the Company and such Client/GS accounts.
          The Company and each Advisor Fund, Portfolio Company or Managed Account may engage in principal or cross transactions to the extent permitted by applicable law. By virtue of entering into the Company’s Subscription Agreement, the investor consents to the Company and the Investment Funds, Advisor Fund, Portfolio Company or Managed Account entering into principal and cross transactions to the fullest extent permitted under applicable law. Pursuant to the Subscription Agreement, to the extent permitted by applicable law, the Managing Member is authorized by the Members to select one or more persons who are not affiliated with the Company to serve on a committee, the purpose of which will be to consider and, on behalf of the Members, approve or disapprove, to the extent required by applicable law, principal transactions and certain other related party transactions.

          To the extent permitted by applicable law, Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company and the Investment Funds. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable, although Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and such sales personnel. The Company and the Investment Funds may, to the extent permitted by applicable law, borrow funds from Goldman Sachs at rates and on other terms arranged with Goldman Sachs.
          Goldman Sachs may be entitled to compensation when it acts in capacities other than as the managing member of either the Company or the Investment Funds and the Advisor Funds and Portfolio Companies will not be entitled to any such compensation. For example, Goldman Sachs (and its personnel and other distributors) will be entitled to retain fees and other amounts that it receives in connection with its service to the Company and the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and their Advisors as broker, dealer, agent, lender, advisor or in other commercial capacities and no accounting to the Company, the Investment Funds or their respective investors will be required, and no fees or other compensation payable by the Company, the Investment Funds or their respective investors will be reduced by reason of receipt by Goldman Sachs of any such fees or other amounts.
          When an Advisor chooses Goldman Sachs to act as broker, dealer, agent, lender or advisor or in other commercial capacities in relation to an Advisor Fund, Portfolio Company or Managed Account, Goldman Sachs may take commercial steps in its own interests, which may have an adverse effect on the Company, the relevant Investment Fund, and the Advisor Fund, Portfolio Company or Managed Account, as applicable. For example, in connection with prime brokerage or lending arrangements involving Advisors on behalf of the Investment Funds, Portfolio Companies or Managed Accounts, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.
          The Company and each Investment Fund will be required to establish business relationships with its counterparties based on its own credit standing. Goldman Sachs, including the Managing Member, will not have any obligation to allow its credit to be used in connection with the Company’s or any Investment Fund’s establishment of its business relationships, nor is it expected that the Company’s or any Investment Fund’s counterparties will rely on the credit of Goldman Sachs in evaluating the Company’s or such Investment Fund’s creditworthiness.
Potential Conflicts Relating to the Selection of Investments by the Advisors
An Advisor’s Other Activities May Have an Impact on the Advisor Funds, Portfolio Companies and Managed Accounts
          Each Advisor may act as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent or principal, and may have other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Advisor trades. Thus, it is possible that an Advisor will undertake transactions in securities in which it makes a market or otherwise has direct or indirect interests.

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Advisors’ Accounts
          Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by the Advisor Fund’s Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (collectively, the “Client/Advisor Accounts”) that have investment objectives that are similar to those of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. Economic arrangements which an Advisor may have entered into, such as agreements to share or rebate fees or to grant equity, profits or other interests, may also result in other Client/Advisor Accounts of the Advisor providing greater compensation to the Advisor than an Advisor Fund, Portfolio Company or Managed Account.
          An Advisor may manage or advise Client/Advisor Accounts that may seek to make investments in securities or other instruments, sectors or strategies in which an Advisor Fund, Portfolio Company or Managed Account may invest. This will create potential conflicts where there is limited availability or limited liquidity for those investments. For example, limited availability situations may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and IPO/new issues. Transactions in investments by multiple Client/Advisor Accounts (including accounts in which an Advisor and its personnel have an interest), other clients of an Advisor or an Advisor itself may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies associated with securities held by an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. Each Advisor will allocate investment opportunities and make purchase and sale decisions among the Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each Client/Advisor Account, to be reasonable. Allocations may be based on numerous factors and not always be pro rata based on assets managed.
          Allocation decisions by Advisors among accounts may be more or less advantageous to any one account or group of accounts. An Advisor may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/Advisor Accounts or for itself or an affiliate, but not for the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, or is appropriate for, or available to, such Advisor Fund, Portfolio Company or Managed Account but in different sizes, terms or timing than is appropriate for other Client/Advisor Accounts. These allocation issues, the amount, timing, structuring or terms of an investment by an Advisor Fund, Portfolio Company or Managed Account managed by an Advisor may differ from, and performance may be lower than, investments and performance of other Client/Advisor Accounts managed by the same Advisor.
Other Potential Conflicts Relating to the Advisors’ Portfolio Management Activities
Potential Restrictions and Issues Relating to Information Held by Advisors
          From time to time, and subject to each Advisor’s policies and procedures regarding information barriers, an Advisor may consult with personnel of the Advisor or unaffiliated firms, or may form investment policy committees comprised of such personnel. In connection with their activities with the Advisor, such persons may receive information regarding the proposed investment activities of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Advisor Fund, Portfolio Company or Managed Account any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Advisors will be under no obligation to make available any research or analysis prior to its public dissemination.
          An Advisor from time to time may have access to certain fundamental analysis and proprietary technical models developed by it and its affiliates. However, the Advisor may not be permitted to use such analysis and models on behalf of an Advisor Fund, Portfolio Company or Managed Account that it manages. Even if the Advisor is permitted to use such analysis and models, the Advisor will not be under any obligation to effect transactions on behalf of an Advisor Fund, Portfolio Company or Managed Account that it manages in accordance with such analysis and models. In addition, the Advisor may have no obligation to seek information or to make available to or share with the Advisor Fund, Portfolio Company or Managed Account any information, investment strategies, opportunities or ideas known to the Advisor’s personnel or developed or used in connection with other Client/Advisor Accounts or activities.

          In addition, an Advisor and certain of its personnel may be in possession of information not available to all Advisor personnel, including the personnel advising or otherwise providing services to an Advisor Fund, Portfolio Company or Managed Account advised by such Advisor, and such personnel may act on the basis of such information in ways that have adverse effects on such Advisor Fund, Portfolio Company or Managed Account. The Advisors will not be under any obligation to disseminate such information.
          From time to time, an Advisor may come into possession of material, non-public information or other information that could limit the ability of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor to buy and sell investments. The investment flexibility of such Advisor Fund, Portfolio Company or Managed Account may be constrained as a consequence. Advisors are not generally permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for an Advisor Fund, Portfolio Company or Managed Account.
Potential Conflicts Relating to an Advisor’s Proprietary Activities on Behalf of Other Accounts Managed by the Advisor
          The results of the investment activities of an Advisor Fund, Portfolio Company or Managed Account may differ significantly from the results achieved by its Advisor for its proprietary accounts and from the results achieved by the Advisor for other Client/Advisor Accounts. An Advisor is expected to manage the applicable Advisor Fund, Portfolio Company or Managed Account and its other Client/Advisor Accounts in accordance with their respective investment objectives and guidelines. However, the Advisor may give advice, and take action, with respect to any current or future Client/Advisor Accounts that may compete or conflict with the advice the Advisor may give to an Advisor Fund, Portfolio Company or Managed Account, or may involve a different timing or nature of action than with respect to such Advisor Fund, Portfolio Company or Managed Account.
          Transactions undertaken by Advisors or Client/Advisor Accounts may adversely impact an Advisor Fund, Portfolio Company or Managed Account. An Advisor and its Client/Advisor Accounts may buy or sell positions while an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account. For example, an Advisor Fund may buy a security and its Advisor or such Advisor’s Client/Advisor Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Advisor Fund holds. Conversely, the Advisor Fund may establish a short position in a security and the Advisor or its Client/Advisor Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Advisor Fund and such increase in price would be to the Advisor Fund’s detriment.
          In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts managed by personnel of an Advisor. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account, market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

          Conflicts may also arise because portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account may benefit other Client/Advisor Accounts. For example, the sale of a long position or establishment of a short position by an Advisor Fund may impair the price of the same security sold short by (and therefore benefit) the Advisor or other Client/Advisor Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund may increase the price of the same security held by (and therefore benefit) the Advisor or other Client/Advisor Accounts.
          The directors, officers and employees of an Advisor may buy and sell securities or other investments for their own accounts (including through funds managed by the Advisor). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees of an Advisor that are the same as, different from or made at different times than positions taken for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. To reduce the possibility that an Advisor Fund, Portfolio Company or Managed Account will be materially adversely effected by the personal trading described above, to the extent required by applicable law, each Advisor may establish policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the portfolio transactions of an Advisor Fund, Portfolio Company or Managed Account that it manages. However, there can be no assurance that such policies and procedures will avoid all conflicts of interest.
          Clients of an Advisor (including Client/Advisor Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Advisor’s transactions or views which may affect such clients’ transactions outside of accounts controlled by the personnel providing advice to an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, and such transactions may negatively impact the performance of such Advisor Fund, Portfolio Company or Managed Account. An Advisor Fund, Portfolio Company or Managed Account may also be adversely affected by cash flows and market movements arising from purchase and sales transactions, as well as increases of capital in, and withdrawals of capital from, other Client/Advisor Accounts and Client/GS Accounts. These effects can be more pronounced in thinly traded and less liquid markets.
          An Advisor’s management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with the Advisor or in which the Advisor has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor’s or its Client/Advisor Accounts’ own investments in and its activities with respect to such companies.
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
          To the extent permitted by applicable law, an Advisor may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to which the underlying securities, currencies or instruments of an Advisor Fund, Portfolio Company or Managed Account, or which may be otherwise based on the performance of such Advisor Fund, Portfolio Company or Managed Account. The structure or other characteristics of the derivative instruments may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the Advisor Fund’s investment management and positions, flexibility, and diversification strategies of the Advisor Fund and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. Similarly, an Advisor (including its personnel or Client/Advisor Accounts) may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including Investment Funds and the Company.

          The Advisors and the Advisor Funds, Portfolio Companies or Managed Accounts may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities and Advisor affiliated entities) may provide to the Advisor Funds, Portfolio Companies or Managed Accounts or one or more Client/Advisor Accounts. Such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Funds, Portfolio Companies or Managed Accounts based on the amount of brokerage commissions paid by the Advisor Funds, Portfolio Companies or Managed Accounts and such other Client/Advisor Accounts. For example, research and other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Portfolio Funds, Portfolio Companies or Managed Accounts and to Client/Advisor Accounts.
Potential Conflicts That May Arise When an Advisor Acts in a Capacity Other Than Advisor to the Advisor Funds, Portfolio Companies or Managed Accounts
          An Advisor may act as a broker, dealer, agent, lender or advisor or in other commercial capacities for an Advisor Fund, Portfolio Company or Managed Account. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by the Advisor will be in its view commercially reasonable, although the Advisor, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to such Advisor and its sales personnel.
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
          To the extent permitted by applicable law, an Advisor Fund, Portfolio Company or Managed Account may invest all or some of its short term cash investments in any money market fund advised or managed by its Advisor, and may invest in other products advised or managed by its Advisor. In connection with any such investment, the Advisor Fund, Portfolio Company or Managed Account will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Advisor Fund, Portfolio Company or Managed Account generally will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with an investor’s direct purchase of underlying investments because its Advisor could receive fees with respect to both the management of the Advisor Fund, Portfolio Company or Managed Account and such investment). In such circumstances, as well as in all other circumstances in which the Advisor receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company will be required.

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
Potential Conflicts in Connection with Brokerage Transactions and Proxy Voting by the Advisors
          To the extent permitted by applicable law, purchases and sales of securities for an Advisor Fund, Portfolio Company or Managed Account may be bunched or aggregated with orders for other Client/Advisor Accounts of the Advisor that manages such Advisor Fund, Portfolio Company or Managed Account. An Advisor, however, is not required to bunch or aggregate orders if portfolio management decisions for different accounts are made separately, if it determines that bunching or aggregating is not practicable or required or with respect to client-directed accounts.
          Prevailing trading activity frequently may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold. When this occurs, the various prices may be averaged, and the Advisor Fund, Portfolio Company or Managed Account, as applicable, will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to the disadvantage of the Advisor Fund, Portfolio Company or Managed Account. In addition, under certain circumstances, an Advisor Fund, Portfolio Company or Managed Account will not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order. Without limitation, time zone differences, separate trading desks or portfolio management processes in a global organization may among other factors result in separate, non-aggregated executions.
          An Advisor may select brokers (including, without limitation, affiliates) that furnish the Advisor, an Advisor Fund, Portfolio Company or Managed Account managed by the Advisor, or other Client/Advisor Account, directly or through correspondent relationships, with proprietary research or other appropriate services which provide, in the Advisor’s view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research or other services may include, to the extent permitted by law, research reports on companies, industries and securities; economic and financial data; financial publications; proxy analysis; trade industry seminars; computer databases; quotation equipment and services; and research-oriented computer hardware, software and other services and products. Research or other services obtained in this manner may be used in servicing any or all of the Advisor Funds, Portfolio Companies, Managed Accounts or Client/Advisor Accounts, including in connection with Client/Advisor Accounts other than those that pay commissions to the broker relating to the research or other service arrangements. To the extent permitted by applicable law, such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Fund, Portfolio Company or Managed Account based on the amount of brokerage commissions paid by the Advisor Fund, Portfolio Company or Managed Account and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, other Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to such other Client/Advisor Accounts. To the extent that the Advisor uses soft dollars, it will not have to pay for those products and services itself. The Advisor may receive research that is bundled with the trade execution, clearing, and/or settlement services provided by a particular broker-dealer. To the extent that the Advisor receives research on this basis, many of the same conflicts related to traditional soft dollars may exist. For example, the research effectively will be paid by client commissions that also will be used to pay for the execution, clearing, and settlement services provided by the broker-dealer and will not be paid by the Advisor.
          An Advisor may endeavor to execute trades through brokers who, pursuant to such arrangements, provide research or other services in order to ensure the continued receipt of research or other services the Advisor believes are useful in its investment decision-making process.

          An Advisor may from time to time choose not to engage in the above described “soft dollar arrangements” to varying degrees.
          The Advisors may select brokers (including, without limitation, affiliates) to provide prime brokerage services to an Advisor Fund, Portfolio Company or Managed Account. Conflicts may arise with respect to an Advisor’s selection of prime brokers. Prime brokerage firms may introduce such an Advisor to prospective clients which may create incentives for or benefit to the Advisor in selection of such prime brokerage firms.
          The Advisors may adopt policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that they make on behalf of advisory clients, including the Advisor Funds, Portfolio Companies and/or Managed Accounts that they manage, and to help ensure that such decisions are made in accordance with the Advisors’ fiduciary obligations to their clients. Nevertheless, notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of an Advisor may have the effect of favoring the interests of other clients or businesses of the Advisor and/or its affiliates, and of other divisions or units of Goldman Sachs and/or its affiliates provided that the Advisor believes such voting decisions to be in accordance with its fiduciary obligations.
Potential Restrictions on Advisor Activity
          From time to time, the activities of an Advisor Fund, Portfolio Company or Managed Account may be restricted because of regulatory or other requirements applicable to an Advisor and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements. A client not advised by an Advisor would not be subject to some of those considerations. There may be periods when an Advisor may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice in certain securities or instruments issued by or related to companies for which the Advisor is performing investment banking, market making or other services or has proprietary positions. For example, when an Advisor is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be prohibited from or limited in purchasing or selling securities of that company. Similar situations could arise if personnel of an Advisor serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor wishes to purchase or sell. The larger an Advisor’s investment advisory business and such Advisor’s overall business, the larger the potential that these restricted policies will impact investment transactions. However, if permitted by applicable law, the Advisor Fund, Portfolio Company or Managed Account may purchase securities or instruments that are issued by such companies or are the subject of an underwriting, distribution, or advisory assignment by its Advisor, or in cases in which the Advisor’s personnel are directors or officers of the issuer.
          The investment activities of an Advisor for its proprietary accounts and for other Client/Advisor Accounts may also limit the investment strategies and rights of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. For example, in regulated industries, in certain emerging or international markets, in corporate and regulatory ownership definitions, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause the Advisor, the Advisor Fund, Portfolio Company or Managed Account or other Client/Advisor Accounts to suffer disadvantages or business restrictions. If certain aggregate ownership thresholds are reached or certain transactions undertaken, the ability of the Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, to purchase or dispose of investments, or exercise rights or undertake business transactions, may be restricted by regulation or otherwise impaired. In addition, certain investments may be considered to result in reputational risk or disadvantage. As a result, an Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, may limit purchases, sell existing investments, or otherwise restrict or limit the exercise of rights (including voting rights) when the Advisor, in its sole discretion, deems it appropriate.
Safeguards Implemented by the Managing Member to Address Conflicts of Interest
          The Managing Member and its personnel will act in accordance with their fiduciary duties to the Company and investors, and conduct themselves in accordance with professional and ethical standards. Because of the nature of the Managing Member’s business and the businesses of its affiliates, potential conflicts of interest may arise. To minimize the effect of potential conflicts of interest, the Managing Member and the Company have put in place policies and procedures and ethical standards which are described below. In addition, the Managing Member and the Company have disclosed potential conflicts in this Annual Report and in the Memorandum sent to investors in connection with their investment.

          Below is a discussion of three general categories of conflicts of interest that could affect the Company, and the general safeguards that the Managing Member and the Company have put in place to address them.
Conflicts Resulting From Other Business Dealings of the Managing Member and its Affiliates
          The Managing Member is a subsidiary of The Goldman Sachs Group, Inc. which is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization. As a result, Goldman Sachs is engaged in activities that may result in conflicts of interest with those of the Company. For example, potential conflicts of interests may arise if Goldman Sachs were to provide brokerage or other services to an Advisor of an Investment Fund or act as an Investment Fund’s prime broker. In such circumstances, payments to Goldman Sachs resulting from these relationships will generally increase as the size of the assets of the Advisor increases. This may result in the Managing Member having an incentive to select an Investment Fund whose Advisor has established such a relationship with Goldman Sachs for investment by the Company over another Investment Fund that might also be appropriate for the Company. In addition, in connection with prime brokerage or lending arrangements involving Investment Funds, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.
          To minimize the effect of any potential conflict of interest resulting from Goldman Sachs’ other business operations, Goldman Sachs, including the Managing Member, has established policies and procedures addressing potential conflicts of interest. Specifically, Goldman Sachs has put in place “Chinese Walls” policies and procedures, which are designed to separate the various functions and business lines of Goldman Sachs, including the asset management and brokerage businesses. As a result, personnel of the Managing Member that make investment and other decisions on behalf of the Company (“Advisory Personnel”) generally perform their duties for the Company without knowledge of other Goldman Sachs operations.
Conflicting Obligations to the Company and Other Advisory Accounts
          The Managing Member may have potential conflicts of interest in connection with other accounts it manages (“Advisory Accounts”). For example, there may be a conflict of interest in connection with the Managing Member’s allocation of investments or transaction decisions for the Company and another Advisory Account that may provide the Managing Member greater fees or other compensation than the Company, particularly where there is limited availability or limited liquidity for those investments. This has the potential of providing the Managing Member with an incentive to allocate investment opportunities in a manner that favors the other Advisory Account over the Company.
          To minimize the effect of any potential conflict of interest resulting from the Managing Member’s conflicting obligations to Advisory Accounts, including its allocation practices, the Managing Member has developed policies and procedures addressing these conflicts, which provide that portfolio managers will allocate investment opportunities and make purchase and sale decisions among Advisory Accounts in a manner that is reasonable and equitable. It is the policy of the Managing Member to allocate, to the extent possible, investment opportunities to the Company over a period of time on a fair and equitable basis relative to the Advisory Accounts. The Managing Member will generally allocate investments and/or transaction decisions among the Company and the Advisory Accounts pro rata based on their respective relative amounts of capital available for investment. In circumstances when it is impossible or impracticable for investments and/or transaction decisions to be allocated among the Company and the Advisory Accounts in such a manner, the Managing Member will seek to allocate such investments and/or transaction decisions among the Company and the Advisory Accounts in a manner that it believes is in the best interests of the Company and the Advisory Accounts after considering, among other things, the respective investment guidelines and objectives, portfolio weightings, strategy exposure, risk profile and risk tolerance, current investments, cash flow and anticipated liquidity needs, expected future sizes of the Company or the Advisory Accounts and availability of other investments opportunities for the Company and the Advisory Accounts.

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
          To minimize the effect of any such potential conflict of interest, the Managing Member has adopted policies and procedures that address conflicts of interest, information barriers and the use of protected information. These policies state, among other things, that protected information may only be used in a manner consistent with the purposes for which it was created, and may not be disclosed to any other person who does not have a need to know the information in order to perform his/her duties and to carry out the purposes for which the information was provided. Furthermore, the Managing Member’s policies specifically address protected information relating to the trading activity of Advisors. These policies state that any such information with respect to Advisors may not be used by employees of the Managing Member to make personal investments or in the management of any other account of the Managing Member or its affiliates.
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
          In addition, employees of the Managing Member are subject to a code of business conduct and ethics that is applicable to The Goldman Sachs Group, Inc. and its subsidiaries. Moreover, the Managing Member has also adopted a Code of Ethics, which was filed as an exhibit to the Company’s Form 10-K for December 31, 2004 that requires persons acting as chief executive and senior officers of the Company to promote honest and ethical conduct, including the ethical handling of conflicts of interests between personal and professional relationships.
Error and Error Correction Policy
          The below described policy applies to GS HFS as the Managing Member of the Company. GS HFS applies similar polices in connection with its role as managing member of the Investment Funds.
          Identification of Compensable Errors
          Pursuant to the Managing Member’s policies, an error is compensable from the Managing Member to the Company when it is a mistake (whether an action or inaction) in which the Managing Member has, in the Managing Member’s reasonable view, deviated from the required standard of contractual and fiduciary care in managing the Company’s assets. Actions by the Managing Member that contravene the Company’s investment objective or investment guidelines in a material manner resulting in a loss to the Company will generally be deemed to be compensable errors by the Managing Member except in unusual circumstances.
          The Managing Member’s policies do not require perfect implementation of investment management decisions, trading or processing. Therefore, not all mistakes will be considered compensable errors. For example, matching of the Company’s cash inflows and outflows to underlying portfolio investments is not expected to be flawless. Likewise, imperfection in the implementation of investment, execution, rebalancing or processing instructions, particularly in the course of portfolio adjustments, may not be considered by the Managing Member to be compensable errors.
          Mistakes may result in gains as well as losses. Unless otherwise determined by the Managing Member, mistakes (including those that result in losses and those that result in gains) will be treated as being for the Company’s account (i.e., Members will bear the losses and will benefit from the gains). In certain circumstances, it is possible that the Managing Member may reallocate or remove gains from the Company’s account that are the result of a mistake.
          The Managing Member makes its determinations pursuant to its error policies on a case-by-case basis, in its discretion, based on factors it considers reasonable. Relevant facts and circumstances the Managing Member may consider include, among others, specific applicable contractual and legal restrictions and standards of care, whether the Company’s investment objective was contravened, the nature of the Company’s investment program, whether a contractual guideline was violated, the nature and materiality of the relevant circumstances and, if a compensable error occurred, the materiality of the resulting losses.
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

FISCAL YEAR
          The Company’s fiscal year ends on December 31 of each calendar year. The Managing Member, at its sole discretion, may change the fiscal year-end of the Company.
EMPLOYEES
          As of December 31, 2006, the Company had no employees, however, the Company is managed by the Managing Member which as of December 31, 2006, was supported by approximately 115 employees of the GS Group who allocate at least a portion of their time to the management of the Company and the Investment Funds.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Annual Report contains certain “forward-looking statements” regarding the operation of the Company and the Company’s investment objective, including, among other things:
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
          In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks set forth under ITEM 1A. “RISK FACTORS” below, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objective set forth in this Annual Report will be achieved. The Company cautions Members that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.
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
          Risks Related to the Company and the Investment Funds’ Performance and Operation
Past Performance of the Company is not Indicative of Future Results
          The past investment performance of the Company, any of the Investment Funds or Advisors should not be construed as an indication of the future results of such Advisors, the Investment Funds, or of the Company. The results of other accounts and investment funds previously formed and managed by the Managing Member currently or in the past, which have or have had investment objectives, strategies, risk profiles, or investments that are similar to or different from the Company or the Investment Funds, are not indicative of the results that the Company or the Investment Funds may achieve. The Investment Funds make investments in different portfolios of Advisors and securities and, accordingly, their results and, in turn, the results of the Company, may differ from the results previously obtained by the Managing Member and those funds and accounts. Many current and future Advisors have or will have had short operating histories upon which the Investment Funds and the Managing Member can evaluate their performance. See “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Past Performance of Affiliated Funds and of Advisors are not Necessarily Indicative of the Results that the Company and any Investment Fund May Achieve or of Future Results” below.
A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios
          Although the managing member of an Investment Fund intends to allocate assets to Advisors whose principal investment strategies are within one of the four specified hedge fund sectors described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Description of the Investment Funds and the Performance of the investment Funds,” a substantial portion of the Investment Fund’s assets may be invested utilizing strategies within other investment sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications into similarly named sectors made by other industry participants. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund’s specified hedge fund sector.
          The managing member of an Investment Fund seeks to select Advisors for the Investment Fund that exhibit certain operational, management and risk control standards in the daily investment of their portfolios. The managing member may request historical performance and position data in order to evaluate how Advisors behave in certain environments. However, some Advisors have no operating history and therefore such performance and position data may not be available. The managing member also may request that each Advisor provide guidelines about the size of its typical positions and the amount of leverage that it will use in managing assets. These risk and investment guidelines serve as a framework for the managing member to conduct its ongoing risk monitoring on behalf of each Investment Fund as it believes that there is value in regularly monitoring each Investment Fund’s Advisors to better understand the Advisors’ risk and sources of return. The managing member also conducts due diligence visits with the Advisors, which may include representatives of its Advisor selection, risk and quantitative analysis, compliance and operations areas. Accordingly, the managing member seeks Advisors who are willing to share information and market outlook and who agree to engage in a regular dialogue and provide portfolio composition and profit and loss information regularly, although the level of detail will vary by Advisor. However, many Advisors are unwilling to provide significant transparency, e.g., position detail, because such information is proprietary to such Advisors, particularly those Advisors operating in the event driven and relative value sectors, but also those in the equity long/short and tactical trading sectors and the Company may still choose to invest with such Advisors because of their historical returns and reputation. Moreover, due to changes in the investment programs of certain Advisors over time or the failure of the Advisors to accurately provide information or to provide such information in sufficient detail, it is possible that an Investment Fund’s assets will be allocated to Advisors whose principal investment strategies are not within the Investment Fund’s specified hedge fund sector for extended periods of time.

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
There Can Be No Assurance that the Managing Member’s Decisions Regarding Risk Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective
          The Managing Member will have the discretion to underweight or overweight allocations among hedge fund sectors from a risk perspective. As of July 1, 2004, the Managing Member implemented an adjustment to weightings among the Investment Funds. In addition, on July 1, 2005 and January 1, 2006, the Managing Member made tactical adjustments to the weightings of the Investment Funds. See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—RISK MANAGEMENT. There is no assurance that the Managing Member’s decisions regarding allocations of assets or weights will be successful. In addition, the Company will be limited in its ability to make changes to allocations due to the subscription and redemption provisions of the Investment Funds, including notice periods and limited subscription and redemption dates and the ability of the Investment Funds to suspend and postpone redemptions. In addition, any such allocations will be made by the Company based on information previously provided by the Advisors. If such information is inaccurate or incomplete, it is possible that the Company’s allocation to the hedge fund sectors from a risk perspective may not reflect the Managing Member’s intended allocations. This could have a material adverse effect on the ability of the Managing Member to implement the Company’s investment objective.
Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets
          The Company is a “non-diversified” investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the “Investment Company Act”) on the percentage of the Company’s assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund’s capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund’s assets, although the managing member of the Investment Funds generally will not allocate more than 25% of the total assets of an Investment Fund to any single Advisor at the time of investment in such Advisor. Consequently, losses suffered by such Advisors of an Investment Fund could result in a proportionately higher reduction in such Investment Fund’s capital than if such capital had been more proportionately allocated among a larger number of Advisors.

Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company
          Generally, the Managing Member invests assets of the Company in the Investment Funds, which in turn will invest their assets through the Advisors. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon the ability of the managing member of the Investment Funds and each Investment Fund’s Advisors to develop and implement investment strategies that achieve their investment objectives. For example, an Advisor’s inability to effectively hedge an investment strategy that it utilizes may cause the assets of an Investment Fund allocated to such Advisor to significantly decline in value and could result in substantial losses to such Investment Fund and, in turn, to the Company. The Investment Funds do not have any control over the Advisors. Moreover, subjective decisions made by the Managing Member or the managing member of an Investment Fund and/or by the Investment Fund’s Advisors may cause the Company or the Investment Fund to incur losses or to miss profit opportunities on which they may otherwise have capitalized. Members of the Company will have no right or power to participate in the management or control of the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, and will not have an opportunity to evaluate in advance any specific investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, or the terms of any investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds.
          While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors’ portfolios and operations. Most Advisors consider this information proprietary and would not provide this information even if requested. If the Investment Funds only invested in Advisors who provided complete access to their information, the Investment Funds would not be able to access many Advisors with which they might otherwise wish to invest since many Advisors with strong track records and/or limited capacity will not agree to provide this access. Limiting the Advisors that the Investment Funds would invest with would have a material adverse impact on the Investment Funds and, in turn, the Company and its Members. Accordingly, the Investment Funds invest with many Advisors who do not provide any or all such information, and Members who are not willing to assume this risk should not retain their investment in the Company. There is a risk that Advisors may knowingly, recklessly, negligently or otherwise withhold or misrepresent information regarding activities that could have a material negative impact on the performance of an Investment Fund and the Company. Members of the Company are assuming the risk that the Advisors will act in such a manner. These activities, therefore, could occur without the knowledge of the Managing Member, and could have a material negative impact on the Company’s performance and financial statements, including, among other things, causing a restatement of prior financial statements. Any such misrepresentation or fraudulent or similar activities (the “Fraudulent Activities”) by an Advisor would result in their position being inaccurately reflected in an Investment Fund’s, and therefore the Company’s, financial statements. Once an Investment Fund learns of any such Fraudulent Activities, it will likely be too late for such Investment Fund to withdraw its assets from such Advisor without incurring significant losses due to its investment with such Advisor. The proper performance of monitoring functions by the Managing Member of the Company or the managing member of the Investment Funds would generally not give the managing member the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, the managing member of the Investment Funds can offer no assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor’s Fraudulent Activities.
          In the event of misrepresentation and fraud committed by those Advisors or hedge funds in which the Investment Funds invest, the Company or, more likely the Investment Funds, will have remedies available under applicable state and federal securities and anti-fraud laws. As a general matter, the Company does not have contractual remedies available to it for misrepresentation and fraud, however, in certain limited cases where the Investment Funds invest through Managed Accounts or Portfolio Companies, the Investment Funds may have certain contractual protections. The Company or the Investment Funds intend to pursue their potential legal remedies based on an evaluation of litigation risks and costs involved in pursuing a litigation. In addition, in deciding on whether or not to pursue legal remedies available to them, the Company or the Investment Funds will also consider the costs involved in pursuing any remedy and the risk that the underlying hedge fund may have insufficient assets to comply with a successful outcome. Accordingly, even if a legal remedy may be available to the Company or the Investment Funds, it may choose not to pursue such remedy.

The Company Does Not Currently Intend to Participate in New Issues Which May Limit Potential Gains
          The Company does not currently intend to participate in “new issues,” as such term is defined under National Association of Securities Dealers, Inc. (“NASD”) Rule 2790, as amended, supplemented and interpreted from time to time (“NASD Rule 2790”). NASD Rule 2790 limits the ability of NASD member firms to sell securities of new issues to certain classes of “restricted persons.” Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating in new issues, the Company will not share in any such increases.
Risks Related to the Company’s Regulatory Environment
Limited Regulatory Oversight; Members not Afforded Protection of Investment Company Act
          The Company and each of the Investment Funds, in reliance upon an exemption available to privately offered investment companies, are not required to register as investment companies and have not registered as such under the Investment Company Act. Thus, the provisions of the Investment Company Act intended to provide various protections to investors (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates, require securities held in custody at all times to be individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and regulate the relationship between the adviser and the investment company) are not applicable. The Managing Member is registered as an adviser under the Investment Advisers Act.
          Moreover, the Advisor Funds and Portfolio Companies in which the Investment Funds invest generally are not registered as investment companies, and the Investment Funds and the Company, in turn, are not provided the protections of the Investment Company Act. In addition, although the SEC has adopted new rules that will require most of the Advisors of the Investment Funds to register as investment advisers under the Investment Advisers Act, there is expected to be a significant period of time before such registrations are completed and certain of the Investment Funds’ Advisors may not need to register. As an investor with Advisors that are not registered as investment advisers, the Investment Funds and the Company will not have the benefit of certain of the protections of the Investment Advisers Act.
          The Advisor Funds and Portfolio Companies generally do not maintain their securities and other assets in the custody of a bank or a member of a securities exchange, as generally required of registered investment companies in accordance with certain SEC rules. A registered investment company which places its securities in the custody of a member of a securities exchange is required to have a written custodian agreement, which provides that securities held in custody will be at all times individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and which contains other provisions designed to protect the assets of the registered investment company. It is anticipated that the Advisors to which the Investment Funds will allocate assets generally will maintain custody of their assets with brokerage firms which do not separately segregate such customer assets as would be required in the case of registered investment companies. Under the provisions of the Securities Investor Protection Act of 1970, as amended, the bankruptcy of any such brokerage firm could have a greater adverse effect on an Investment Fund and, in turn, on the Company, than would be the case if custody of assets were maintained in accordance with the requirements applicable to registered investment companies. There is also a risk that an Investment Fund’s Advisor could convert to its own use assets committed to it by an Investment Fund or that a custodian could convert to its own use assets committed to it by an Investment Fund’s Advisor. There can be no assurance that the Advisors or the entities they manage will comply with all applicable laws and that assets of the Investment Funds entrusted to Advisors by the Investment Funds will be protected.

          Furthermore, in accordance with U.S. Commodity Futures Trading Commission (the “CFTC”) regulations, the Managing Member is registered as a commodity trading advisor (a “CTA”) and a commodity pool operator (a “CPO”) under the U.S. Commodity Exchange Act of 1974, as amended (the “Commodity Exchange Act”) and all of the Advisors are either registered as CTAs or have indicated to the managing member of the Investment Funds, that they are exempt from such registration. Because the Units are being privately offered under both federal and state securities laws and Units may be purchased only by persons who are “qualified purchasers” under the Investment Company Act, “accredited investors” under the Securities Act and “qualified eligible persons” in accordance with Rule 4.13(a)(4) under the Commodity Exchange Act, the Memorandum has not been filed with or reviewed by the SEC, the CFTC, or any regulatory authority. The Managing Member reserves the right to withdraw any registrations relating to the Company in the future as permitted by applicable law.
          Although the Managing Member is registered with the CFTC under the Commodity Exchange Act as a CPO with respect to other pools that it operates, the Managing Member operates the Company as if it was exempt from such registration pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the Units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) Units may be purchased only by natural persons who are “qualified eligible persons” as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are “qualified eligible persons” as defined in Rule 4.7 under the Commodity Exchange Act. Therefore, the Managing Member is not required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company.
The Company Faces Legal, Tax and Regulatory Risks That May Adversely Affect the Company
          Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments held by such Investment Fund and, in turn, the value of the Company’s assets and the ability of such Investment Fund to pursue its trading strategies. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company or an Investment Fund to pursue its investment objective or strategies.
Risks Related to the Units, Liquidity of Units and the Offering of the Units
Units Will Not be Listed and Will Not be Marketable
          The Company does not intend to list its Units for trading on any national securities exchange. There is no secondary trading market for the Units, and none is expected to develop. The Units are, therefore, not readily marketable. Units will not be redeemable at the option of Members, other than, effective January 1, 2006, on each January 1, April 1, July 1 or October 1 (occurring on or after the first anniversary of the purchase of such Units by the Member) upon 91 days prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), and such Units will not be exchangeable for interests of any other funds. See “—The Company has Limited Liquidity and Limited Rights for Redemption” below.
The Company has Limited Liquidity and Limited Rights for Redemption
          The Company is a non-diversified management investment company with limited liquidity designed primarily for long-term investors and is not intended to be a trading vehicle. Members should not retain their investment in this Company if they need a liquid investment.

          An investment in the Company provides limited liquidity since the Units are not freely transferable. Generally a Member is only permitted to redeem Units upon written notice received by the Managing Member at least 91 days prior to the Valuation Date (as defined below) in respect of such redemption, as of the time immediately prior to the opening of business on each January 1, April 1, July 1 and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Additionally, effective January 1, 2006, the Managing Member may limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. The same or similar limitations will apply to the Company’s investment in the Investment Funds or an Investment Fund’s investment with certain Advisors.
          The Advisors of the Investment Funds may invest a portion of such Investment Funds’ assets in securities and financial instruments that are not publicly traded. Such non-publicly traded securities and financial instruments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponements of the Company’s normal redemption dates. Further, distributions of proceeds by an Investment Fund to the Company upon the Company’s redemption from such Investment Fund may be limited, at such Investment Fund’s managing member’s sole discretion, because of restrictions imposed upon redemptions by the Advisor Funds or under the terms of investment management agreements in or pursuant to which such Investment Fund’s assets are invested, or where, in the view of the managing member, the disposal of part or all of such Investment Fund’s assets to meet withdrawal requests would be prejudicial to its members. Distributions of proceeds by the Company upon a Member’s redemption may be limited, in the Managing Member’s sole discretion, due to the above-described circumstances or where, in the view of the Managing Member, the disposal of part or all of the Company’s assets to meet withdrawal requests would be prejudicial to the Members.
Redemptions of Units are Subject to a Substantial Waiting Period and Potentially Outdated Information
          There will be a substantial period of time between the date as of which Members must submit a request for redemption and the date they can expect to receive full payment for their redemption proceeds from the Company. Members whose Units are accepted for redemption bear the risk that the Company’s NAV may fluctuate significantly in the 91-day period between the date by which redemption requests must be submitted and the date as of which such Units are valued for purposes of such redemption. Members will have to decide whether to request that the Company redeem their Units without the benefit of having current information regarding the value of Units on a date proximate to the date on which Units are valued by the Company for purposes of effecting such redemptions. In addition, under certain exceptional circumstances, such as force majeure, the Managing Member may find it necessary (i) to postpone redemptions if it determines that the disposition of investments to fund redemptions would adversely affect NAV per Unit or (ii) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. Effective January 1, 2006, the Managing Member may also limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. An investment in the Company is suitable only for Members who can bear the risks associated with the limited liquidity of the Units and the underlying investments of the Company.
Substantial Redemptions Could Have a Material Adverse Effect on the Company
          Substantial requests for the Company or an Investment Fund to redeem membership units of its members could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. In addition, the Company could experience disproportionately high redemptions on any particular redemption date, which could have an adverse effect on the value of the Units redeemed and the Units that remain outstanding. Members will not receive notification of substantial redemptions from the Fund, and therefore may not have the opportunity to redeem Units prior to, or at the same time as, the redeeming Members. The Company had redemptions in the amount of $347,523,596 in January 2006, $76,617,985 in April 2006, $192,289 in June 2006, $89,209,736 in July 2006, $31,192,162 in October 2006, $63,683 in December 2006, and $23,701,199 in January 2007. The Company funded the redemptions made during 2006 and in January 2007 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand and the Company also used its Old Credit Facility to fund January 2006 and April 2006 redemptions and the New Credit Facility to fund July 2006 and October 2006 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made during 2006 to fund the redemptions made in the Company during 2006 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the redemptions payable in January 2007 had a material adverse effect on the value of the Units or the performance of the Company. See “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and there Can Be No Assurance that the Company’s Allocation Models and Methodologies will Achieve the Company’s Allocation Goals.” The Company may elect to borrow under the New Credit Facility, including without limitation, to fund redemptions, from time to time in the future. As further described in Item 7, the Company terminated the Old Credit Facility on June 30, 2006 and entered into the New Credit Facility on June 30, 2006. For a description of the Old Credit Facility and the New Credit Facility, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements.

Redemption May be in Cash or In-Kind Under the Sole Discretion of the Managing Member; Members May Bear Risks Related to In-Kind Securities and Pay Fees in Disposing of In-Kind Securities
          The Company generally expects to pay redemption proceeds in respect of redeemed Units in cash. However, there can be no assurance that the Company will have sufficient cash to pay for Units that are being redeemed or that it will be able to liquidate investments at favorable prices to pay for redeemed Units. The Company may in certain circumstances distribute securities as payment for redeemed Units, including if making a cash payment would result in a material adverse effect on the Company or the Members, or if the Company has received distributions from the Investment Funds in the form of securities that are transferable to the Members. For instance, an Investment Fund may distribute redemption proceeds to the Company if the Investment Fund receives distributions from its Advisors in the form of securities. It is possible that, upon the Company’s withdrawal of all or a portion of its assets invested in an Investment Fund, the Company may receive securities that are illiquid or difficult to value. In such circumstances, the Managing Member would seek to dispose of these securities in a manner that is in the best interests of the Company, which may include a distribution in-kind to its Members. In the event that the Company makes such a distribution of securities as payment for Units, Members will bear any risks of the distributed securities and may be required to pay a brokerage commission or other costs in order to dispose of such securities.
Special Considerations are Applicable to the Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions
          The Company may accept additional subscriptions for Units from time to time as determined by the Managing Member and in accordance with the LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for Units on the first day of each calendar quarter or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2006.
          Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to any such subscription, which could have a material adverse impact on the existing Members’ interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Additional subscriptions for membership units as determined by the managing member of each Investment Fund and in accordance with its limited liability company agreement will dilute the indirect interests of the Investment Fund’s existing members, including the Company, in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments underperform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the “Loss Carryforward Value”) will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carryforward Value to existing members of an Investment Fund, including the Fund, will be diluted by new subscriptions for Units of such Investment Fund’s membership units because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

          In addition, unlike purchasers who purchased the initial Units offered by the Company, Units acquired following the initial offering of Units will represent indirect interests in operating funds that may have significant open positions. Since these Units will, indirectly through the Company’s investments in each of the Investment Funds, share in each Investment Fund’s open positions that may have been held for some period of time prior to the issuance of the additional Units, the application of the relevant Advisor’s trading approach to such positions may have a qualitatively different effect on the performance of the additional Units than it does on the performance of previously issued Units. For example, a number of trading approaches may become more aggressive in terms of willingness to tolerate losses in a position and increase the size of a position after an open trade has generated a substantial profit because subsequent losses (up to a certain level) are perceived as being only a partial give-back of prior profits, not an actual loss. As purchasers of Units will not have received, indirectly through the Company’s investments in the Investment Funds, the benefit of any profits on open positions prior to the date on which they purchase the Units, subsequent losses will constitute an absolute loss to such holders, not only a partial give-back of profits. In addition, certain trading approaches may follow profit-taking strategies whereby they will liquidate or partially liquidate a position after it has generated a predetermined amount of profit. Since the new Units will not, indirectly through the Company’s investments in the Investment Funds, have had the benefit of any such profit prior to the date on which they were issued, Members holding such Units may find themselves, indirectly through the Company’s investments in the Investment Funds, liquidated out of a position (which would have continued to generate substantial profits) due to an Advisor “taking profits,” none of which had inured to their benefit. Some approaches apply similar analyses based on overall portfolio performance, not just the performance of particular positions, with generally analogous effects.
Trading Prior to Receipt of Subscription Monies and Prior to the Effective Date of Subscriptions
          The Company may, in the sole discretion of the Managing Member and to the extent permitted by applicable law, provisionally allocate Units to investors on the effective date of a subscription even if subscription monies for such interests have not yet been received by the Company. The Company may begin making investments on the basis of such allocation, including as described in the following paragraph. The Subscription Agreement provides that a prospective investor will be liable for any losses or costs associated with the non-payment or late payment of subscription monies. However, the Company, directly or indirectly, may suffer losses in the event that the Company does not recover such amounts from a prospective investor.
          Without limiting the generality of the foregoing, although the effective date of subscriptions for Units generally occurs on the first day of a calendar month, the Company may begin trading on the basis of anticipated subscriptions (including pursuant to the provisional allocation of Units described above) at or near the close of business on the last day of the calendar month preceding the effective date of such subscriptions. Any Units subscribed for as of the first day of a calendar month will share in gains or losses arising after the close of business on the last day of the prior calendar month from positions held by the Company on the effective date of the subscription, including positions purchased in anticipation of the subscription. Furthermore, as described above, in the event that such trading results in losses and a prospective investor does not pay, or delays payment, for such Units, such non-payment may result in the other Members experiencing greater losses.
Special Risks of the Company’s Structure
          This section discusses certain risks related to the fact that the Company allocates its assets to Investment Funds, which allocate their assets to Advisors.
Risks Related to the Company’s Structure
The Investment Funds’ and the Advisors’ Investments May not be Diversified and there Can Be No Assurance that the Company’s Allocation Models and Methodologies will Achieve the Company’s Allocation Goals
          The managing member of the Investment Funds generally will not allocate more than 25% of any Investment Fund’s total assets to any single Advisor at the time of allocation. However, following the time of allocation, the percentage of such Investment Fund’s total assets allocable to any single Advisor could exceed the 25% level due to a number of factors, including redemptions from the Investment Fund and positive or negative performance by an Advisor as compared to other Advisors. No assurance is given as to any level of multiple Advisor diversification. Greater concentration with any single Advisor may entail additional risks.

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
          The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk-adjusted returns. The Managing Member periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in the future in its sole discretion adjust the Company’s assets or weights of the investment sector as it deems advisable. The Managing Member may at certain times be unable to adjust the Company’s assets or weights among the Investment Funds as it determines is advisable in order to achieve the Company’s objectives due to restrictions on redemptions and additional subscriptions imposed by the Investment Funds or Advisors. If imbalances in the allocations occur because the Company is unable to adjust on a timely basis, because the Company’s allocation models and methodologies are not successful, or otherwise, losses occurring as a result could cause the Company to suffer significantly greater losses than would be the case if the Company’s allocation goals had been achieved.
The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future
          Generally, the managing member of the Investment Funds does not, and will not, have any ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts or Advisor Funds. In particular, the Investment Funds may allocate assets to Advisors that invest in assets that are difficult to value. The Company’s NAV will be directly affected by the valuations of these difficult-to-value underlying investments of the Investment Funds. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Advisor Funds. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from each Investment Fund’s Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent current audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment Fund’s Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor’s auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors’ books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company could have a material impact on the NAV of Member’s Units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” above and “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” below.

     The Company follows materiality policies to handle certain NAV-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Members who purchase or redeem Units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. See ITEM 1. “BUSINESS—MANAGING MEMBER—Error and Error Correction Policy.”
          If at any time the Managing Member determines, in its sole discretion, that an incorrect number of Units was issued to a Member because the NAV in effect on the date of issuance was incorrect, the Company will adjust such Member’s Units by increasing or decreasing them (by means of issuances of additional Units or compulsory redemptions of Units, in each case without additional consideration), as appropriate, to such number of Units as would have been issued at the correct NAV. In addition, if at any time after a redemption of Units (including in connection with any withdrawal of a Member from the Company) the Managing Member determines, in its sole discretion, that the amount paid to such Member or former Member pursuant to such redemption was materially incorrect (including because the NAV at which the Member or former Member purchased such Units was incorrect), the Company will pay to such Member or former Member any additional amount that it determines such Member or former Member would have been entitled to receive had the redemption been effected at the correct NAV, or, in its sole discretion, seek payment from such Member or former Member of (and such Member or former Member shall be required to pay) the amount of any excess payment that the Managing Member determines such Member or former Member received (including, without limitation, by compulsorily redeeming without consideration a number of Units held by such Member having a NAV equal to the amount of such excess payment), in each case without interest. If such a determination is made after a Member has had all of its Units redeemed, or if the NAV of a Member’s remaining Units is insufficient to cover the amount of any overpayment (including, without limitation, due to a decrease in the Company’s NAV), the Company may be unable, or may elect not under the circumstances, to collect the amount of any such excess payment, and any corresponding restatement of and reduction in the NAV of the Company will generally be borne by the remaining Members of the Company. The Company will be subject to similar adjustment provisions as a member of the Investment Funds.
The Other Business Activities and Relationships of Goldman Sachs and the Company’s Advisors May Create Conflicts of Interest
          Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As a result, Goldman Sachs is engaged in many businesses and has interests in the global fixed income, currency, commodity, equity and other markets in addition to those related to the Company, including as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. Such additional businesses and interests may give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under “POTENTIAL CONFLICTS OF INTEREST.”
Affiliates of Goldman Sachs and Members of the Company May Market and Trade Derivatives Linked to the Performance of the Company, Which May Adversely Affect the NAV of the Company
          Affiliates of Goldman Sachs and certain Members may market and sell, from time to time, directly or indirectly, derivative instruments the return on which tracks or is related to the economic performance of the Company. Sellers of such derivative instruments, including affiliates of Goldman Sachs, may seek to hedge the risk associated with their exposure thereunder by purchasing or redeeming Units from time to time, the NAV of which may represent a significant percentage of the Company’s NAV at any given time. Such trading may adversely affect the NAV of the Company. In particular, significant purchases and/or redemptions of Units over a concentrated period of time may result in high transaction costs and other operating inefficiencies in connection with the direct or indirect investment of the Company’s assets. Similar consequences could occur in the case of derivative instruments that track the performance of an Investment Fund.
          The Company will be managed in accordance with its investment program and objectives and wholly independent of considerations related to any such derivative instruments that are sold by any Member. Accordingly, the identity of, and the relative allocations of capital among, the Investment Funds and Advisors, as well as the manner of any reallocation of the Company’s assets and other investment management decisions (including, without limitation, in connection with the dissolution of the Company), will not take into account, and may run counter to, the terms or objectives of any such derivative instruments.
Special Risks of the Fund of Funds Structure
          The following are certain risks related to the fact that the Company allocates assets to Investment Funds and Advisors.
Members of the Company are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments
          Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based and performance-based fees at the Company or Investment Fund level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage transaction expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if he or she invested with the Advisors directly or in a fund that did not utilize a “fund of funds” structure. See “FEES AND EXPENSES.”
          In addition to the Incentive Allocation payable to the Managing Member, the Investment Funds are subject to performance-based fees or allocations from each Advisor to which they allocate assets, irrespective of the performance of other Advisors, the Investment Funds and the Company generally. Accordingly, an Advisor with positive performance may receive performance-based compensation from an Investment Fund, and thus indirectly from the Members, even if such Investment Fund’s or the Company’s overall performance is negative.
          Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 3%. Performance-based fees or allocations of Advisors are currently expected to range from 18% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The performance-based compensation received by the Managing Member, the managing member of the Investment Funds and an Advisor also may create an incentive for such managing member or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Because the performance-based compensation may in certain circumstances be based on calculations of realized and unrealized gains as determined by the person entitled to receive such compensation, certain inherent conflicts of interests and consequent risks can arise.

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
Compensation Arrangements With the Managing Member and the Advisors of the Investment Funds May Create Incentives for the Managing Member, the Investment Funds or the Advisors to Make Riskier Investments or to Inflate Returns
          The Managing Member of the Company and the Investment Funds receives an incentive allocation based upon the net capital appreciation allocated to their members. In addition, the Advisors of the Investment Funds may receive compensation based on the performance of their investments, a pro rata share of which will be borne by the Company as a member of each Investment Fund. Accordingly, there often may be times when a particular Advisor of an Investment Fund may receive incentive compensation in respect of its portfolio for a period even though such Investment Fund’s or the Company’s overall portfolio depreciated during such period. Incentive compensation arrangements may also create an incentive for the managing member of the Company and the Investment Funds or the Advisors to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. Such incentives could also cause the Advisors to artificially or fraudulently inflate the actual performance of their portfolio or the valuation of specific positions. In addition, because both the Managing Member’s Incentive Allocation and the performance-based compensation of the managing member of the Investment Funds and the Advisors are calculated on a basis which includes unrealized appreciation of the Company’s or an Investment Fund’s assets or a portion thereof, as the case may be, they may be greater than if such compensation were based solely on realized gains and losses.
Transactions Between and Among Funds May Be Undervalued and Negatively Affect the Company’s Performance
          The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds’ assets away from one or more Advisor Funds in order to achieve the Investment Funds’ investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds’ direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests. The transfer price may not take into account any value associated with the transfer of the Investment Funds’ investment holding period, if any, in a Advisor Fund, or the prior high NAV associated with the transferred interests.
          The Investment Funds may allocate assets, directly or indirectly, to Advisor Funds that invest in assets that are difficult to value. If the Investment Funds transfer interests in such Advisor Funds, such interests generally will be valued in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Funds. However, given the nature of such investments, such valuations may not represent the actual amount that would be realized by the Advisor Fund upon a disposition of such investments. If such difficult-to-value assets are undervalued by the Advisor Fund, any transfer of interests in such Advisor Fund may adversely affect the Investment Funds’ and the Company’s performance.

Risks Associated with the Company Investing in Other Entities
Past Performance of Affiliated Funds and of Advisors are not Necessarily Indicative of the Results that the Company and Any Investment Fund May Achieve or of Future Results
          The results of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1. “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds.” Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.
A Member’s Investment in the Company will be Affected by the Investment Policies and Decisions of Advisors Which are Outside the Company’s Control
          Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member’s investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund’s assets that are invested with each Advisor. The NAV of the assets allocated to Advisors, and as a result, the NAV of the Investment Funds and, in turn, the Company, will fluctuate in response to, among other things, investment decisions made by the Advisor, various market and economic factors related to the markets in which the Advisors invest and the financial condition and prospects of issuers in which the Advisors invest. These risks will be outside the control of the Company. Certain risks related to the investment strategies and techniques utilized by the Investment Funds and the Advisors are described under “—Investment Related Risks” below.
Limitations on Ability to Invest in Advisors May Result in Assets Not Being Used to Pursue Investment Objectives
          In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portion of their assets that are not allocated to Advisors in cash equivalents, short-term securities or money market securities pending investment in Advisors. During the time that the Investment Fund’s assets are not allocated to Advisors, that portion of the Investment Fund’s assets will not be used to pursue the Investment Funds’ and, in turn, the Company’s investment objectives.

Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets
          The valuation of an Investment Fund’s investments is ordinarily determined based upon monthly valuations provided by the Advisors which are only audited annually. Many of the securities in which Advisors invest may not have a readily ascertainable market price and will be valued by the Advisors without an independent third party valuation. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor’s compensation. Valuations of the securities are very subjective and could prove in hindsight to have been wrong, and at times by significant amounts. Furthermore, the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Investment Funds’ investments, as the value of the Investment Funds’ investments will affect such managing member’s compensation. Although prior to investing in any Advisor, the managing member of the Investment Funds generally will seek to conduct a due diligence review of the valuation methodology utilized by such Advisor, no assurances can be given that the managing member of the Investment Funds will be given access to necessary aspects of the Advisors’ systems, that such due diligence review will ascertain whether accurate valuations will be provided by such Advisors to the Investment Funds, that the Advisors will comply with their own internal policies or procedures for keeping records or making valuations, or that the Advisors policies and procedures and systems will not change without notice to the Investment Funds. Moreover, the managing member of the Investment Funds will generally not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by Advisor Funds in which an Investment Fund invests. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” above. The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor’s valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager for the Investment Fund. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor’s information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund’s interests in the Advisor Fund independently of the Advisor’s valuations based on information available to, and factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company’s net assets if the managing member of the Investment Funds or the Advisor’s judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” above.
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
          The above-described circumstances could prevent the Advisors of an Investment Fund from liquidating unfavorable positions promptly and subject such Investment Fund and, in turn, the Company, to substantial losses. This could also impair the Company’s ability to redeem its membership units in an Investment Fund in order to make distributions to a withdrawing or redeeming Member in a timely manner.
Advisor Redemption Holdbacks and Other Advisor Fund Liquidity Restrictions May Adversely Affect Remaining Members
          From time to time, the Managing Member may be unable to liquidate the Company’s assets as it otherwise deems advisable in order to pay redemption requests for the Company due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisor Funds or Advisors. As a result, the Managing Member may be required to redeem interests from more liquid Advisor Funds in order to meet redemption requests, which could have an adverse effect on the Company’s portfolio mix and liquidity for remaining Members.
          The Company will endeavor to pay redemption proceeds to a redeeming Member within 45 days following the applicable Redemption Date. For various reasons, however, including the suspension or delay in payment of redemption proceeds by Advisor Funds and the holdback of a portion of the redemption proceeds otherwise payable to the Company until after the applicable Advisor Fund’s financial records have been audited, the Company may not receive redemption proceeds otherwise expected by it prior to the Fund’s payout of proceeds to redeeming Members. Therefore, at the time the Company pays redemption proceeds to a redeeming Member, the Company may hold receivables that may not be paid to the Company for a significant period of time, may not accrue any interest, and ultimately may not be paid to the Company (as a result of post-audit adjustments or for other reasons). During the time that the Company’s assets include such receivables, that portion of the Company’s assets cannot be used to pursue the Company’s investment objective. In addition, in cases in which Advisor Funds limit or reduce the Company’s redemption request, the Company may continue to have investment exposure to Advisor Funds or Advisors that it would otherwise have redeemed. This could have an adverse effect on the performance of the Company.
          The NAV used by the Company to determine the Redemption Price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Advisor Fund. If an Advisor Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any over-payment made to a redeeming Member. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future.” Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

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
An Investment Fund May Not be Able to Vote or May Limit its Voting Abilities
          The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund’s voting interest in certain Advisor Funds, including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain Investment Company Act prohibitions with respect to affiliated transactions. To the extent the Investment Fund holds non-voting securities, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interestholders of the Advisor Fund, including matters adverse to the interests of the Investment Fund and its members, including the Company.
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
Advisors Invest Independently and May Hold Economically Offsetting Positions
          The Advisors of the Investment Funds generally invest wholly independently of one another and may at times hold economically offsetting positions. To the extent that the Advisors do, in fact, hold such positions, an Investment Fund and, in turn, the Company, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there may often be times when a particular Advisor may receive performance or incentive compensation in respect of its portfolio for a period even though such Investment Fund’s or the Company’s NAV may not have increased, or may even have decreased, during such period. Furthermore, it is not unlikely that from time to time various Advisors of an Investment Fund may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.
Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments
          Certain Advisors’ trading approaches presently can accommodate only a limited amount of capital. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds’ assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund and interests of Advisor Funds in which such Investment Fund invests would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds.” Due to the asset-based fees that Advisors will normally be entitled to receive, Advisors may have an incentive to accept additional capital and may do so even where their investment programs cannot accommodate such additional capital.

          In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor’s capital capacity. See ITEM 1. “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds.” Advisors may in their discretion also limit the capacity available to the Fund or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds’ investments in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds’ portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds’ portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds’ portfolio were less concentrated and the economic returns of the Investment Funds and the Fund may thereby be materially adversely affected.
          In determining how to allocate investment opportunities among the Investment Funds and any other investment funds or accounts, the managing member will take into account the investment objectives of each such investment fund or account, the capital capacity of the Advisors, and such other considerations as deemed relevant in its sole discretion. Certain Advisors to which the Investment Funds have previously allocated assets may be closed to new investments or may otherwise limit subscriptions (a “Closed Advisor”). The managing member of the Investment Funds may determine, for various reasons, including without limitation, strategic fit and other portfolio construction considerations, that a Closed Advisor is more appropriately included as part of the portfolio of another of its investment funds or accounts rather than the Investment Funds. In such event, the managing member of the Investment Funds may cause the Investment Funds to transfer interests in such Closed Advisor to another investment fund or account managed by the managing member of the Investment Funds, notwithstanding that such Closed Advisor may continue to be an appropriate investment for the Investment Funds. Any such transfer may give rise to potential conflicts of interest. Any such transfer would be effective at a price equal to the redemption price that otherwise would have been payable to the Investment Fund in respect of such Closed Advisor upon redemption of such interests. The transfer price will not take into account any value associated with the transfer of the Investment Fund’s holding period, if any, in a Closed Advisor, or the prior high NAV associated with the transferred interests.
Advisor Funds’ Securities are Generally Illiquid Which May Increase Costs and Limit Redemptions
          The securities of the Advisor Funds in which the Investment Funds (directly or through Advisors) invest or plan to invest may be illiquid. Subscriptions to purchase the securities of Advisor Funds are generally subject to restrictions or delays. In addition, the Investment Funds may be limited in their ability to make changes to allocations due to potential redemption restrictions of the Advisor Funds, including notice periods and limited redemption dates, the ability of the Advisor Funds to suspend and postpone redemptions, and lockups on redemptions of securities of the Advisor Funds. Further, the Advisor may not be able to dispose of Advisor Fund securities that it has purchased in a timely manner and, if adverse market conditions were to develop during any period in which the Advisor is unable to sell Advisor Fund securities, the Advisor might obtain a significantly less favorable price than that which prevailed when it decided to buy or sell such securities.

Frequent Trading and Turnover Typically Result in High Transaction Costs and the Investment Funds Have No Control Over This Turnover
          It is expected that Advisors will make frequent trades in securities and other investments. Frequent trades typically result in high transaction costs. The Advisors may invest on the basis of short-term market considerations. The turnover rate within the Advisors may be significant, potentially involving substantial brokerage commissions and fees. The Investment Funds and, in turn, the Company will have no control over this turnover. As a result, it is anticipated that a significant portion of the Company’s income and gains, if any, may be derived from ordinary income and short-term capital gains. In addition, the withdrawal of an Investment Fund from an Advisor could involve expenses to the Investment Fund under the terms of the Investment Fund’s investment with that Advisor.
Indemnification of Advisors May Create Costs for the Company and the Investment Funds
          The Company and the Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of units by the Investment Funds and (ii) services provided by the Advisors directly or indirectly on behalf of the Company. In addition, Advisor Funds and Portfolio Companies in which the Company and the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Fund may adversely affect the Fund’s performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, the Company and the Investment Funds are under no direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.
Allocation of the Company’s Assets May Not Protect the Company from Exposure to Economic Downturns in Any Investment Fund or Hedge Fund Sector
          The Managing Member generally will seek to allocate the Company’s assets in an attempt to mitigate the Company’s exposure to downturns experienced by any one Investment Fund or hedge fund sector. The identity of, and relative investments of capital among, the hedge fund sectors will be determined by the Managing Member, in its sole discretion, based on a number of factors deemed relevant to the Managing Member, which may include the amount of the Company’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. There is no assurance that the Managing Member’s allocation decisions will be successful. In addition, the Managing Member’s ability to make ongoing changes to the allocation of the Company’s assets will be limited due to the redemption provisions of the Investment Funds in which the Company’s assets are invested, including limited redemption dates, notice periods, minimum holding periods, minimum holding amounts, and/or the possibility of postponement or suspension of redemptions. Any such limitation may be significant. These factors could have an adverse effect on the ability of the Company to successfully and efficiently achieve its investment objective or a market position appropriately reflecting its asset base.
Investment Related Risks
          Following is a discussion of certain of the investments that are expected to be made by the Advisors of the Investment Funds and certain of the principal risks associated with such investments. It is possible that an Advisor will make an investment that is not described below, and any such investment will be subject to its own particular risks.

Risks Related to Investment and Trading
An Investment in the Company Involves a High Degree of Risk That the Entire Amount Invested May be Lost; Investment Results May Vary Substantially over Time
          An investment in the Company involves a high degree of risk, including the risk that the entire amount invested may be lost. The Advisors will invest in and actively trade financial instruments using strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of the fixed income, commodity, currency and equity markets, risks of concentration, risks of short sales, risks of leverage, risks arising from the potential illiquidity of derivative instruments and the potential illiquidity of certain emerging markets, the risk of loss from counterparty and broker defaults, risk of inaccuracy of information received from Advisors and the risk of borrowing to meet redemption requests. No guarantee or representation is made that the Company’s, the Investment Funds’ or the Advisors’ investment program will be successful, that the various investment strategies utilized or investments made will have low correlation with each other or that the Company’s returns will exhibit low correlation with an investor’s traditional investment portfolio. Each Advisor’s investment program may utilize such investment techniques as margin transactions, option transactions, short sales, forward contracts and futures contracts, which involve substantial volatility and can, in certain circumstances, substantially increase the adverse impact to which the Investment Funds and the Company may be subject. All investments made by the Company risk the loss of capital. Investment results may vary substantially over time. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM.”
          PAST RESULTS OF THE COMPANY, THE INVESTMENT FUNDS, AND THE ADVISORS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. NO ASSURANCE CAN BE MADE THAT PROFITS WILL BE ACHIEVED OR THAT SUBSTANTIAL LOSSES WILL NOT BE INCURRED.
The Advisors May be Unable to or May Choose not to Seek to Achieve their Investment Goals; Advisors May Not be Able to Locate Suitable Investment Opportunities
          Many of the Advisors will, among other things, seek to utilize specialized investment strategies, follow allocation methodologies, apply investment models or assumptions, achieve a certain level of performance relative to specified benchmarks, and enter into hedging and other strategies intended, among other things, to affect the Advisors’ performance, risk levels, and/or market correlation. There can be no assurance that any Advisor will have success in achieving any goal related to such practices. The Advisors may be unable to or may choose in their judgment not to seek to achieve such goals. In addition, there is a risk that Advisors may invest outside their strategies, which could have a negative impact on the Advisors’ performance and in turn on the Company.
          The success of the Advisor’s trading activities will depend on, among other things, the Advisor’s ability to identify overvalued and undervalued investment opportunities and to exploit price discrepancies in the capital markets. Identification and exploitation of the investment strategies to be pursued by an Advisor involves a high degree of uncertainty. No assurance can be given that the Advisors will be able to locate suitable investment opportunities in which to deploy all their capital. A reduction in the volatility and pricing inefficiency of the markets in which an Advisor will seek to invest, as well as other market factors, will reduce the number and scope of available opportunities for an Advisor’s investment strategies.
The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject
          As described under ITEM 1. “PERFORMANCE OF THE COMPANY—Hedging, Leverage and Other Strategies,” it is expected that the Advisors will incur leverage in their investment programs. Such leverage may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments, including among others forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged. The utilization of leverage will increase the volatility of the Company’s investments. The managing member of the Investment Funds may seek to adjust the degree of leverage with which each Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of the Investment Funds generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. In the discretion of its managing member, an Investment Fund may make an investment in an Advisor Fund through a swap, option or otherwise in a manner structured to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund. In addition, the Advisors may buy and sell securities on margin and otherwise utilize leverage, further increasing the volatility of the Fund’s investments. The use of leverage by the Investment Funds, Portfolio Companies, Advisors or Advisor Funds can substantially increase the adverse impact to which the Investment Funds’ investment portfolios may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The level of interest rates generally, and the rates at which the Investment Funds, Portfolio Companies, Advisors and Advisor Funds may borrow in particular, can affect the operating results of the Investment Funds. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, relatively small price movement in a futures contract may result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended “margin” loans in respect of such Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

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
Convergence Risk May Result in Significant Losses of the Investment Funds and the Company
          Certain Advisors will take long positions in securities believed to be undervalued and short positions in securities believed to be overvalued. In the event that the perceived mispricings underlying one or more Advisors’ trading positions were to fail to converge toward, or were to diverge further from, relationships expected by such Advisors, the Investment Funds and the Company may incur significant losses.
Possible Effects of Speculative Position Limits Could Adversely Affect the Operations and Profitability of the Investment Funds and the Company
          The CFTC, the U.S. commodities exchanges and certain offshore commodity exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options contracts. No such limits presently exist in the forward contract markets or on most foreign exchanges.
          Under currently applicable regulations, each of the Investment Funds that allocates its assets to Advisors who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund, could be required to comply with position limits as if it were a single trader, absent obtaining exemptive relief therefrom. Many of the major U.S. exchanges have eliminated speculative position limits and have substituted position accountability rules that would permit Advisors of an Investment Fund to trade without restriction as long as the Advisor can demonstrate the positions acquired were not acquired for the purpose of manipulating the market. To the extent a single speculative position limit is not applicable to the Advisors’ trading in any or all futures, the different Advisors of an Investment Fund are able to acquire larger positions on behalf of such Investment Fund. Absent such exemptive relief or exchange rule changes, the position limits, especially in certain markets, may be quite restrictive. There can be no assurance that exemptive relief will continue to be available. The modification of trading strategies or liquidation of positions by the Advisors, if required to comply with position limits, could adversely affect the operations and profitability of the Investment Funds and therefore the Company.

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
The Ability of an Investment Fund to Hedge Successfully will Depend on the Particular Advisor’s Ability to Predict Pertinent Market Movements Which Cannot be Assured
          Advisors and Advisor Funds may or may not employ hedging techniques. These techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, “Hedging Instruments”). Hedging techniques involve risks different than those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund’s positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Advisors to hedge successfully will depend on the particular Advisor’s ability to predict pertinent market movements, which cannot be assured. Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Advisor or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.
Forward Contracts May Entail Significant Risks and Uncertainties Which Could Result in Substantial Losses to the Investment Funds and the Company
          Advisors may enter into forward contracts, which are the purchase or sale of a specific quantity of a commodity, government security, foreign currency, or other financial instrument at the current or spot price, with delivery and settlement at a specified future date. Because it is a completed contract, a purchase forward contract can be a cover for the sale of a futures contract. The Advisors may enter into forward contracts for hedging purposes and non-hedging purposes (i.e., to increase returns). Forward contracts are transactions involving an Advisor’s obligation to purchase or sell a specific instrument at a future date at a specified price. Forward contracts may be used by the Advisors for hedging purposes to protect against uncertainty in the level of future foreign currency exchange rates, such as when an Advisor anticipates purchasing or selling a foreign security. For example, this technique would allow the Advisor to “lock in” the U.S. Dollar price of the security. Forward contracts may also be used to attempt to protect the value of an Advisor’s existing holdings of foreign securities. There may be, however, an imperfect correlation between an Advisor’s foreign securities holdings and the forward contracts entered into with respect to those holdings. Forward contracts may also be used for non-hedging purposes to pursue an Advisor’s investment objective, such as when an Advisor anticipates that particular foreign currencies will appreciate or depreciate in value, even though securities denominated in those currencies are not then held in the Advisor’s portfolio. There is no general requirement that the Advisors hedge all or any portion of their exposure to foreign currency risks.

          Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by an Advisor due to unusually high trading volume, political intervention or other factors. Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than if such arrangements were made with numerous counterparties. Significant risks and uncertainties exists in dealing with counterparties in forward contracts. The imposition of controls by governmental authorities might also limit such forward (and futures) trading to less than that which the Advisors would otherwise recommend, to the possible detriment of the Advisor and therefore the applicable Investment Fund and the Company. Market illiquidity or disruption could result in major losses to an Investment Fund and the Company. In addition, managed accounts or Advisor Funds in which an Investment Fund has an interest may be exposed to credit risks with regard to counterparties with whom the Advisors trade as well as risks relating to settlement default. Such risks could result in substantial losses to the Investment Funds and the Company.
Swap Agreements May Increase or Decrease the Overall Volatility of an Investment Fund’s Portfolio
          Advisors and Advisor Funds may enter into equity, interest rate, index, currency rate, total return, credit default and other types of swap agreements. The transactions are entered into in an attempt to obtain a particular return without the need to actually purchase the reference asset. Swap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap agreements may increase or decrease an Investment Fund’s exposure to long-term or short-term interest rates (in the United States or abroad), credit spreads, foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates. Swap agreements can take many different forms. Advisors and Advisor Funds are not limited to any particular form of swap agreement.
          Swap agreements are two-party contracts entered into primarily by institutional investors for periods ranging from a few weeks to more than a year. In a standard swap transaction, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on particular predetermined investments or instruments, which may be adjusted for an interest factor. The gross returns to be exchanged or “swapped” between the parties are generally calculated with respect to a “notional amount,” i.e., the return on or increase in value of a particular U.S. dollar amount invested at a particular interest rate, in a particular foreign currency, or in a “basket” of securities representing a particular index.

          Swap agreements will tend to shift investment exposure from one type of investment to another. For example, if an Advisor agrees to exchange payments in U.S. Dollars for payments in foreign currency, the swap agreement would tend to decrease the Company’s exposure to U.S. interest rates and increase its exposure to foreign currency and interest rates. Depending on how they are used, swap agreements may increase or decrease the overall volatility of an Investment Fund’s portfolio.
          Most swap agreements entered into by an Advisor or Advisor Fund would require the calculation of the obligations of the parties to the agreements on a “net basis.” Consequently, an Advisor or Advisor Fund’s current obligations (or rights) under a swap agreement generally will be equal only to the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement (the “net amount”). The risk of loss with respect to swaps is limited to the net amount of interest payments that an Advisor or Advisor Fund is contractually obligated to make. If the other party to a swap defaults, an Investment Fund’s risk of loss consists of the net amount of payments that the Advisor or Advisor Fund contractually is entitled to receive. If a swap agreement calls for payments by an Investment Fund, an Advisor Fund or Portfolio Company, such entity must be prepared to make such payments when due. In addition, if the counterparty’s creditworthiness declined, the value of a swap agreement would be likely to decline, potentially resulting in losses to the Investment Fund and the Company.
The Prices of an Investment Fund’s Investments Can be Highly Volatile and Influenced by External Factors Outside the Control of Such Investment Fund
          The prices of an Investment Fund’s investments, and therefore the NAVs of the Investment Fund and the Company, can be highly volatile. Price movements of forward contracts, futures contracts and other derivative contracts in which an Advisor may invest are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies, financial instruments and interest rate-related futures and options. Such intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. Moreover, since internationally there may be less government supervision and regulation of worldwide stock exchanges and clearinghouses than in the United States, Advisors also are subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.
Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms
          The Investment Funds will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. More than one of the Investment Funds at any time may be subject to the credit risk of the same counterparty or broker-dealer. An Investment Fund may be subject to risk of loss of its assets placed on deposit with a broker by an Advisor in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house. Although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of its funds on deposit with such broker in the event of such broker’s bankruptcy or insolvency. An Investment Fund may be subject to risk of loss of its funds on deposit with foreign brokers because foreign regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions either with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer’s books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer’s account, an Investment Fund may be subject to a risk of loss of its funds placed on deposit with such broker or dealer, even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Advisor might recover, even in respect of property specifically traceable to the Advisor, only a pro rata share of all property available for distribution to all of such broker’s or dealer’s customers, which could result in significant losses to the Investment Fund.

          Many of the markets in which the Advisors effect their transactions are “over-the-counter” or “interdealer” markets. Participants in these markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. To the extent an Advisor invests in swaps, derivatives or synthetic instruments, or other over-the-counter transactions in these markets, the Advisor may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded transactions, which generally are characterized by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which, in turn, may subject an Advisor to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions because of a dispute over the terms of the contract or because of a credit or liquidity problem. Such “counterparty risk” is increased for contracts with longer maturities when events may intervene to prevent settlement. The ability of the Advisors to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement, may increase the potential for losses to the Investment Funds and the Company.
          In addition, the Advisors may engage in direct or indirect trading of securities, currencies, forward contracts, options, swaps and repurchase agreements on a principal basis. As such, the Advisors as transferee or counterparty could experience both delays in liquidating the underlying security, future or other investment and losses, including: (a) the risk of the inability or refusal to perform with respect to such transactions on the part of the principals with which the Advisor trades; (b) possible decline in the value of any collateral during the period in which the Advisor seeks to enforce its rights with respect to such collateral; (c) possible subnormal levels of income and lack of access to income during such period; (d) expenses of enforcing its rights; and (e) legal uncertainty concerning the enforceability of certain rights under swap agreements and possible lack of priority against collateral posted under the swap agreements. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Advisor and, in turn, the Investment Fund and the Company, to substantial losses. The Advisor will not be excused from performance on any such transactions due to the default of third parties in respect of other trades which in the Advisor’s trading strategies were to have substantially offset such contracts.
Risks Related to International Investments
Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls
          Advisors may trade, directly or indirectly, futures and securities on exchanges located outside the United States. Some non-U.S. exchanges, in contrast to domestic exchanges, are “principals’ markets” in which performance is solely the individual member’s responsibility with whom the Advisor has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on non-U.S. exchanges, the Advisors will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of non-U.S. exchanges, clearinghouses and clearing firms than in the United States, there is a risk of the exchanges on which positions trade to fail or of their clearinghouses or clearing firms to fail and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.
Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities
          The Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the possibility of the imposition of withholding or other taxes on dividends, interest, capital gain or other income; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict an Investment Fund’s and its Advisors’ investment opportunities. In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many foreign countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors’ investments in those countries. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor’s investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor’s returns.

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
          Investment in sovereign debt obligations of non-U.S. governments involve additional risks not present in debt obligations of corporate issuers and the U.S. government. The issuer of the debt or the governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or pay interest when due in accordance with the terms of such debt, and an Advisor may have limited recourse to compel payment in the event of a default. A sovereign debtor’s willingness or ability to repay principal and to pay interest in a timely manner may be affected by, among other factors, its cash flow situation, the extent of its foreign currency reserves, the availability of sufficient foreign exchange on the date a payment is due, the relative size of the debt service burden to the economy as a whole, the sovereign debtor’s policy toward international lenders, and the political constraints to which the sovereign debtor may be subject. Periods of economic uncertainty may result in the volatility of market prices of sovereign debt to a greater extent than the volatility inherent in debt obligations of other types of issues.
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

Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments
          Advisors may invest in equity and equity-related securities denominated in non-U.S. currencies and in other financial instruments, the price of which is determined with reference to such currencies. Advisors may engage in foreign currency transactions for a variety of purposes, including to “lock in” the U.S. dollar price of the security, between the trade and the settlement dates, the value of a security an Advisor has agreed to buy or sell, or to hedge the U.S. Dollar value of securities the Advisor already owns. The Advisors may also engage in foreign currency transactions for non-hedging purposes to generate returns. The Investment Funds will, however, value their investments and other assets in U.S. Dollars. To the extent unhedged, the value of each Investment Fund’s net assets will fluctuate with U.S. Dollar exchange rates as well as with price changes of an Advisor’s investments in the various local markets and currencies. Forward currency contracts and options may be utilized by Advisors to hedge against currency fluctuations, but the Advisors are not required to utilize such techniques, and there can be no assurance that such hedging transactions will be available or, even if undertaken, effective.
Non-U.S. Futures Transactions Afford Less Protection as Rules of a Non-U.S. Exchange May Not be Enforced by a U.S. Regulator
          Non-U.S. futures transactions involve executing and clearing trades on a non-U.S. exchange. This is the case even if the non-U.S. exchange is formally “linked” to a U.S. exchange, whereby a trade executed on one exchange liquidates or establishes a position on the other exchange. No U.S. organization regulates the activities of a non-U.S. exchange, including the execution, delivery, and clearing of transactions on such an exchange, and no U.S. regulator has the power to compel enforcement of the rules of the non-U.S. exchange or the laws of the non-U.S. country. Moreover, such laws or regulations will vary depending on the non-U.S. country in which the transaction occurs. For these reasons, an Investment Fund may not be afforded certain of the protections that apply to U.S. transactions, including the right to use U.S. alternative dispute resolution procedures. In particular, funds received from customers to margin non-U.S. futures transactions may not be provided the same protections as funds received to margin futures transactions on U.S. exchanges. In addition, the price of any non-U.S. futures or option contract and, therefore, the potential profit and loss resulting therefrom, may be affected by any fluctuation in the foreign exchange rate between the time the order is placed and the non-U.S. futures contract is liquidated or the non-U.S. option contract is liquidated or exercised.
Risks Related to Securities and Other Instruments
Investing in Derivative Instruments Involves Risk of Loss to the Advisors That Could Materially Adversely Affect the Value of the Company’s Net Assets
          Advisors may invest in, or enter into transactions involving, derivative instruments. These are financial instruments that derive their performance, at least in part, from the performance of an underlying asset, index, or interest rate. Examples of derivatives include, but are not limited to, futures contracts, options contracts, and options on futures contracts. A futures contract is an exchange-traded agreement between two parties, a buyer and a seller, to exchange a particular commodity or financial instrument at a specific price on a specific date in the future. An option transaction generally involves a right, which may or may not be exercised, to buy or sell a commodity or financial instrument at a particular price on a specified future date.
          An Advisor’s use of derivatives involves risks different from, or possibly greater than, the risks associated with investing directly in securities or more traditional investments, depending upon the characteristics of the particular derivative and the Advisor’s portfolio as a whole. Derivatives permit an Advisor to increase or decrease the level of risk of its portfolio, or change the character of the risk to which its portfolio is exposed, in much the same way as the Advisor can increase or decrease the level of risk, or change the character of the risk, of its portfolio by making investments in specific securities.

          Derivatives may entail investment exposures that are greater than their cost would suggest, meaning that a small investment in derivatives could have a large potential impact on an Advisor’s performance. If an Advisor invests in derivatives at inopportune times or judges market conditions incorrectly, such investments may lower the Advisor’s return or result in a loss. An Advisor also could experience losses if derivatives are poorly correlated with its other investments, or if an Advisor is unable to liquidate its position because of an illiquid secondary market. The market for many derivatives is, or suddenly can become, illiquid. Changes in liquidity may result in significant, rapid, and unpredictable changes in the prices for derivatives.
          Engaging in these transactions involves risk of loss to the Advisors that could materially adversely affect the value of the Company’s net assets. No assurance can be given that a liquid market will exist for any particular futures contract at any particular time.
          The successful use of futures also is subject to the ability to predict correctly movements in the direction of the relevant market, and, to the extent the transaction is entered into for hedging purposes, to ascertain the appropriate correlation between the transaction being hedged and the price movements of the futures contract.
Equity Securities and Equity-Related Instruments May be Subject to Various Types of Risk, Including Market Risk, Liquidity Risk, Counterparty Credit Risk, Legal Risk and Operations Risk
          Some Advisors may invest long and short in equities and equity-related instruments in their investment programs. Stocks, options and other equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk. In addition, equity-related instruments can involve significant economic leverage and may, in some cases, involve significant risks of loss. “Equity securities” may include common stocks, preferred stocks, interests in real estate investment trusts, convertible debt obligations, convertible preferred stocks, equity interests in trusts, partnerships, joint ventures or limited liability companies and similar enterprises, warrants and stock purchase rights. In general, stock values fluctuate in response to the activities of individual companies and in response to general market and economic conditions. Accordingly, the value of the stocks and other securities and instruments that the Investment Funds hold directly or indirectly may decline over short or extended periods. The stock markets tend to be cyclical, with periods when stock prices generally rise and periods when prices generally decline. The volatility of equity securities means that the value of an investment in each of the Investment Funds and, in turn, the Company may increase or decrease.
Fixed Income Securities are Subject to Credit Risk and Price Volatility
          Advisors may invest in fixed income securities. Investment in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity.
          “Fixed income securities” are obligations of the issuer to make payments of principal and/or interest on future dates, and include, among other securities: bonds, notes, and debentures issued by corporations; debt securities issued or guaranteed by the U.S. government or one of its agencies or instrumentalities or by a foreign government; municipal securities; and mortgage-backed and asset-backed securities. These securities may pay fixed, variable, or floating rates of interest, and may include zero coupon obligations. Fixed income securities are subject to the risk of the issuer’s or a guarantor’s inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity (i.e., market risk). In addition, mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. The same would be true of asset-backed securities, such as securities backed by car loans.

High Yield Debt Investments are Subject to Significant Risks of Default, Illiquidity and Volatility
          High yield bonds (commonly known as “junk bonds”) and other debt securities in which Advisors may invest on behalf of certain of the Investment Funds will typically be junior to the obligations of companies to senior creditors, trade creditors and employees. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the issuer or in general economic, financial, competitive, regulatory or other conditions may materially impair the ability of the issuer to make payments of principal and interest. High yield debt securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs, especially during periods of financial distress or following an insolvency, will be substantially less than that of senior creditors.
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
Structured Securities May Present a Greater Degree of Market Risk and May be More Volatile, Less Liquid and More Difficult to Price Accurately Than Less Complex Securities
          Advisors may invest in structured securities. Structured securities are securities whose value is determined by reference to changes in the value of specific currencies, interest rates, commodities, indexes or other financial indicators (the “Reference”) or the relative change in two or more References. The interest rate or the principal amount payable upon maturity or redemption may be increased or decreased depending upon changes in the applicable Reference. Structured securities may be positively or negatively indexed, so that appreciation of the Reference may produce an increase or decrease in the interest rate or value of the security at maturity. In addition, changes in the interest rates or the value of the security at maturity may be a multiple of changes in the value of the Reference. Consequently, structured securities may present a greater degree of market risk than other types of securities and may be more volatile, less liquid and more difficult to price accurately than less complex securities.
Call Options Involve Significant Risks for Buyers and Sellers
          Advisors may participate in, and there are risks associated with, the purchase and sale of call options. The seller (writer) of a call option which is covered (e.g., the writer holds the underlying security) assumes the risk of a decline in the market price of the underlying security below the purchase price of the underlying security less the premium received, and gives up the opportunity for gain on the underlying security above the exercise price of the option. The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security above the exercise price of the option.
          The buyer of a call option assumes the risk of losing its entire investment in the call option. If the buyer of the call sells short the underlying security, the loss on the call will be offset in whole or in part by any gain on the short sale of the underlying security.
Put Options Involves Significant Risks for Buyers and Sellers
          Advisors may participate in, and there are risks associated with, the purchase and sale of put options. The seller (writer) of a put option which is covered (e.g., the writer has a short position in the underlying security) assumes the risk of an increase in the market price of the underlying security above the sales price (in establishing the short position) of the underlying security plus the premium received, and gives up the opportunity for gain on the underlying security below the exercise price of the option. If the seller of the put option owns a put option covering an equivalent number of shares with an exercise price equal to or greater than the exercise price of the put written, the position is “fully hedged” if the option owned expires at the same time or later than the option written. The seller of an uncovered put option assumes the risk of a decline in the market price of the underlying security below the exercise price of the option.

          The buyer of a put option assumes the risk of losing its entire investment in the put option. If the buyer of the put holds the underlying security, the loss on the put will be offset in whole or in part by any gain on the underlying security.
Reverse Repurchase Agreements May Increase the Volatility of an Investment Fund’s and the Company’s Investment Portfolio
          The Investment Funds or the Advisors may enter into reverse repurchase agreements. A reverse repurchase agreement typically involves the sale of a security by a party to a bank or securities dealer and the selling party’s simultaneous agreement to repurchase that security for a fixed price (reflecting a rate of interest) on a specific date, and may be considered a form of borrowing for some purposes. These transactions involve risks that the value of portfolio securities being relinquished may decline below the price that must be paid when the transaction closes or that the other party to a reverse repurchase agreement will be unable or unwilling to complete the transaction as scheduled, which may result in losses to the applicable Investment Fund and the Company. Reverse repurchase agreements are a form of leverage that may also increase the volatility of an Investment Fund’s and the Company’s investment portfolio.
There are Significant Risks Associated with When-Issued and Forward Commitment Securities
          Advisors may purchase securities on a “when-issued” basis and may purchase or sell securities on a “forward commitment” basis in order to hedge against anticipated changes in interest rates and prices or for speculative purposes. These transactions involve a commitment by an Advisor to purchase or sell securities at a future date (ordinarily at least one or two months later). The price of the underlying securities, which is generally expressed in terms of yield, is fixed at the time the commitment is made, but delivery and payment for the securities takes place at a later date. No income accrues on securities that have been purchased pursuant to a forward commitment or on a when-issued basis prior to delivery to the Advisor. When-issued securities and forward commitments may be sold prior to the settlement date. If an Advisor disposes of the right to acquire a when-issued security prior to its acquisition or disposes of its right to deliver or receive against a forward commitment, it may incur a gain or loss. There is a risk that securities purchased on a when-issued basis may not be delivered and that the purchaser of securities sold by an Advisor on a forward basis will not honor its purchase obligation. In such cases, the applicable Investment Fund and, in turn, the Company, may incur a loss.
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

The Company May be Prevented From Achieving its Objective During any Period in Which Assets are not Substantially Invested in Accordance with Principal Investment Strategies
          Advisors may invest, for defensive purposes or otherwise, some or all of their assets in fixed income securities, money market instruments, and money market mutual funds, or hold cash or cash equivalents in such amounts as the Advisors deem appropriate under the circumstances. Pending allocation of the offering proceeds and thereafter, from time to time, the Company and the Investment Funds also may invest in these instruments. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include U.S. government securities, commercial paper, certificates of deposit, bankers’ acceptances issued by domestic branches of U.S. banks that are members of the Federal Deposit Insurance Corporation, and repurchase agreements. The Company or the Investment Funds may be prevented from achieving their objective during any period in which the Company’s and the Investment Funds’ assets are not substantially invested in accordance with their principal investment strategies.
Restricted and Illiquid Investments May Prevent Prompt Liquidation of Unfavorable Positions Resulting in Substantial Loss
     The market value of an Advisor’s investments may fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of financial markets, developments or trends in any particular industry and the financial condition of the issuers of the securities in which the Advisor invests. During periods of limited liquidity and higher price volatility, the Advisor’s ability to acquire or dispose of its investments at a price and time that the Advisor deems advantageous may be impaired. As a result, in periods of rising market prices, the Advisor may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly; conversely, the Advisor’s inability to dispose fully and promptly of positions in declining markets will cause its net asset value to decline as the value of unsold positions is marked to lower prices.
          In addition, Advisors may invest a portion or all of the value of their assets in restricted securities and other investments that are illiquid. Restricted securities are securities that may not be sold to the public without an effective registration statement under the Securities Act or, if they are unregistered, may be sold only in a privately negotiated transaction or pursuant to an exemption from registration. These may include restricted securities that can be offered and sold only to “qualified institutional buyers” under Rule 144A of the Securities Act. There is no limit to the percentage of the net assets managed by an Advisor that may be invested in illiquid securities.
          Positions in restricted or non-publicly traded securities, securities on foreign exchanges and certain futures contracts may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. This constraint could prevent the Advisors from promptly liquidating unfavorable positions and subject the Investment Funds and, in turn, the Company to substantial losses. This could also impair the Company’s ability to redeem its membership units from an Investment Fund in order to redeem Members’ Units in a timely manner. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponement of the Company’s redemption dates.
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
          Issuers of securities acquired by Advisors may be highly leveraged. Leverage may have important adverse consequences to these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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
Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency
          Various laws enacted for the protection of creditors may apply to indebtedness in which the Advisors of the Investment Funds invest. The information in this and the following paragraph is applicable with respect to U.S. issuers subject to United States federal bankruptcy law. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness and after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which an Advisor invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of indebtedness in which an Advisor invests, payments made on such indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on indebtedness are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the Advisors to which such payments were made.

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
Purchases of Securities and Other Obligations of Financially Distressed Companies Create an Enhanced Risk of Substantial Loss or Loss of Entire Investment
          The Advisors may purchase securities and other obligations of companies that are experiencing significant financial or business distress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such purchases may result in significant returns, they involve a substantial degree of risk and may not show any return for a considerable period of time. In fact, many of these instruments ordinarily remain unpaid unless and until the company reorganizes and/or emerges from bankruptcy proceedings, and as a result may have to be held for an extended period of time. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial distress is unusually high. There is no assurance that the Advisors will correctly evaluate the nature and magnitude of the various factors that could affect the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which an Advisor invests, an Advisor may lose its entire investment or may be required to accept cash or securities with a value less than its original investment. Under such circumstances, the returns generated from an Advisor’s investments may not compensate investors adequately for the risks assumed.
Investments in Certain Multi-Advisor Structures
          From time to time, the managing member of an Investment Fund may cause the Investment Fund to allocate assets to an Advisor Fund, the Advisor of which allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor (“Multi-Advisor Structures”). As described under ITEM 1. “PERFORMANCE OF THE COMPANY—Overview of the Investment Process of the Investment Funds,” the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the managing member of the Investment Fund generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Investment Fund (or the Company) indirectly invests. In addition, the managing member of the Investment Fund will not be able control the selection or removal of underlying managers. The risks described under “—Special Risks of the Company’s Structure” above are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

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
          Private equity and real estate investments may be difficult to value. The Investment Funds will generally value interests in Advisor Funds in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Such valuations will be, indirectly through the Investment Funds, utilized by the Company in calculating the NAV of the Company and the NAV per Unit for purposes of subscriptions and redemptions, as well as for calculating the Management Fee, Incentive Allocation and Administrative Fee. These calculations will therefore be directly affected by the valuations of any difficult-to-value assets.
          In addition, the Investment Funds may from time to time allocate assets to Advisor Funds that require the Investment Funds to make capital commitments, which will be drawn down over time rather than paid at the time of the initial investment. If an Investment Fund fails to make a required capital contribution, the Investment Fund may be liable for costs incurred in collecting or attempting to collect such late payment, and could lose its entire investment in such an Advisor Fund. The Company, as a member of an Investment Fund, will not be required to make additional investments to fund capital contributions; these will come solely from the Investment Fund’s existing assets.
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

Limits of Risk Disclosure
The Company Should be considered a Speculative Investment and Members Should Retain Their Investment Only if They Can Sustain a Complete Loss of their Investment
          The above discussions relating to various risks associated with the Company, the Units, the Investment Funds and the Advisors are not, and are not intended to be, a complete enumeration or explanation of the risks involved in an investment in the Company. Should the Managing Member invest the Company’s assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. Members should read this entire Annual Report and the LLC Agreement and should consult with their own advisers before deciding whether to retain their investment in the Company. In addition, as the Company’s investment program or market conditions change or develop over time, an investment in the Company may be subject to risk factors not currently contemplated or described in this Annual Report.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          The Company does not own or lease any physical properties. The Company is operating at the Managing Member’s facility and is not being charged rent except indirectly through the monthly Management Fee.
ITEM 3. LEGAL PROCEEDINGS
          There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of holders of Units during the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Currently, there is no established public trading market for the Units. Other than transfers to the Company in redemption, transfers of Units are expressly prohibited by the LLC Agreement without the consent of the Managing Member.
          Units are subject to the restrictions on transfer contained in the LLC Agreement. Without the prior written consent of the Managing Member, which may be withheld in its sole discretion, a Member may not assign, pledge or otherwise transfer its Units in the Company in whole or in part, except by operation of law pursuant to the death, adjudication of incompetency, insolvency or bankruptcy of the Member, or pursuant to the corporate reorganization or merger of the Member, nor substitute any other person as a Member. No transferee or assignee will be admitted as a Member without the prior consent of the Managing Member, which may be withheld in its sole discretion. Effective January 1, 2006, a Member is permitted to redeem Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing member in its sole discretion) as of the time immediately prior to the opening of business on each January 1, April 1, July 1, and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Prior to January 1, 2006, a Member had the right to redeem some or all of its Units, upon 61 days’ prior written notice to the Managing Member on each January 1 or July 1 (occurring on or after the first anniversary of the purchase of such Units by the Member).
          There are no outstanding options or warrants to purchase, or securities convertible into, Units of the Company.
          The high and low NAV per Unit of the initial series of Units for Class A Series 1 of the Company during each quarterly period from January 1, 2005 through December 31, 2006 are as follows:

Quarter Ended	High	Low
3/31/05	$120.77	$119.53
6/30/05	$120.08	$118.22
9/30/05	$124.44	$121.77
12/31/05	$125.75	$122.35
3/31/06	$132.04	$129.33
6/30/06	$133.99	$130.88
9/30/06	$131.74	$130.76
12/31/06	$137.10	$132.83
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
Record Holders of Units of the Company
          As of December 31, 2006, 4,928,240 Units were held by 507 Members.

Distributions
          The Company has not made distributions from January 1, 2006 to December 31, 2006 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of Units.
Recent Sales of Unregistered Units and Use of Proceeds
          From January 1, 2006 to December 31, 2006, aggregate subscriptions totaled $41,883,000. The Company previously reported sales of unregistered Units during the 2006 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used the proceeds to make investments in the Investment Funds.
Purchases of Units by the Company and Affiliated Purchasers
          Effective January 1, 2006, pursuant to the Company’s limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1, or October 1 occurring on or after the first anniversary of the purchase of such Units by the Member (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day (the “Valuation Date”) immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed.
          The Company previously reported redemptions of Units during 2006 in the Company’s Quarterly Reports on Form 10-Q. There were 236,970 redemptions of Units during the fourth quarter ended December 31, 2006. Redemptions of $23,701,199 will be effective on January 1, 2007 and are reflected in Redemptions payable in the December 31, 2006 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.”
Performance Graph
          The line graph below compares the cumulative total return on the Company’s Units during the period from April 1, 2002, the date the Company commenced its operations, through December 31, 2006, with the return on the 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged, the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.
          The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

•	The performance of the Company is based on net returns for Class A Series 1 Units. The performance of the Units shown in the graph is not necessarily indicative of future performance.

•
General: References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (for purposes of this section, each an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve returns, volatility or other results similar to the index. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time.

•
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

•
S&P 500 Index: The Standard & Poor’s S&P 500 Index is an index based on the prices of the securities of 500 different companies. Total returns are calculated by adding the dividend income and price appreciation for a given time period.

•
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

•	Index Sources: Bloomberg.
ITEM 6. SELECTED FINANCIAL DATA
          The Company commenced its operations on April 1, 2002. Set forth below is certain selected historical data for the Company as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2006, 2005, 2004, 2003 and for the period from the commencement of operations (April 1, 2002) to December 31, 2002. The selected historical financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and as of and for the period from commencement of operations (April 1, 2002) to December 31, 2002 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

					Commencement of
					Operations
					(April 1, 2002)
	Year Ended December 31,				to December 31,
Operations Data	2006	2005	2004	2003	2002
Net trading profit/(loss)	$76,020,409	$66,816,581	$72,018,387	$81,854,395	$11,821,474

Total expenses	$9,926,911	$14,836,748	$14,457,852	$10,733,672	$2,459,020

Net income/(loss)	$66,569,645	$52,141,634	$58,055,729	$71,218,666	$9,395,178

Less: Incentive allocation to the managing member	$3,328,482	$2,615,216	$2,902,854	$3,560,865	$469,759

Net income/(loss) available for pro-rata allocation to members	$63,241,163	$49,526,418	$55,152,875	$67,657,801	$8,925,419

	As of December 31,
Financial Condition Data	2006		2005		2004		2003		2002

Investments	$686,250,341		$1,124,329,933		$1,092,953,352		$970,912,828		$383,584,606

Total assets	$687,475,191		$1,125,036,745		$1,093,172,149		$1,019,413,929		$384,184,813

Total liabilities	$25,400,717		$350,437,862		$135,716,916		$86,168,187		$958,552

Members’ equity	$662,074,474	(1)	$774,598,883	(2)	$957,455,233	(3)	$933,245,742	(4)	$383,226,261

Ending NAV/Unit:
Class A Series 1	$137.10		$125.75		$120.25		$113.95		$103.97

(1)	The reduction in members’ equity as of December 31, 2006 reflects Redemptions payable in the amount of $23,701,199 that was payable at December 31, 2006.

(2)	The reduction in members’ equity as of December 31, 2005 reflects Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(3)	The reduction in members’ equity as of December 31, 2004 reflects Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

(4)	The reduction in members’ equity as of December 31, 2003 reflects Redemptions payable in the amount of $34,529,625 that was payable at December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          The following discussion should be read in conjunction with the audited financial statements of the Company and related notes thereto appearing elsewhere in this Annual Report, in ITEM 6. “SELECTED FINANCIAL DATA” above, and in ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements Are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future.”
          The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. GS HFS, a Delaware limited liability company, serves as the Company’s Managing Member.
          As of December 31, 2006, the Company had total assets of $687,475,191 compared with total assets of $1,125,036,745 as of December 31, 2005. Total liabilities of the Company totaled $25,400,717 as of December 31, 2006 compared to $350,437,862 as of December 31, 2005. Members’ equity of the Company was $662,074,474 as of December 31, 2006 compared to $774,598,883 as of December 31, 2005.
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
Results of Operations
          The following presents a summary of the operations for the year ended December 31, 2006, 2005 and 2004, and a general discussion of each Investment Fund’s performance during those periods.
2006 Performance
          The Company’s net trading profit/loss for the year ended December 31, 2006 was $76,020,409 compared to the year ended December 31, 2005 of $66,816,581 and the year ended December 31, 2004 of $72,018,387.
Overview
          The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For 2006, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the event driven sector. Robust mergers and acquisitions activity, idiosyncratic credit events, and abundant corporate restructuring activity were all significant drivers of performance. The weakest performance came from the tactical trading sector. On January 1, 2006, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflected the Managing Member’s judgment and was implemented by the Managing Member effective January 1, 2006. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2006, as well as each Investment Fund’s net return for the year ended December 31, 2006.

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a % of	a % of Adjusted	December 31, 2006
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)
GELS	36.81%	35.54%	11.91%
GED	36.36%	35.10%	14.57%
GRV	14.87%	14.36%	5.89%
GTT	15.61%	15.07%	5.61%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $23,701,199 that was payable at December 31, 2006.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the year ended December 31, 2006, the Company’s Class A Series 1 Units returned 9.03% net of fees and incentive allocation.
The Investment Funds
          Each of the four Investment Funds’ performance during the year ended December 31, 2006 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
          As of December 31, 2006, GELS represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2006. GELS returned 11.91% for Class C Series 1 units for the year ended December 31, 2006.
          The annualized volatility of GELS’ returns for the year ended December 31, 2006 was 7.31%. In comparison, the S&P 500 Index had an annualized volatility of 5.64% and the MSCI World Index had an annualized volatility of 7.30% for the same period.
          During the year ended December 31, 2006, GELS Advisors delivered positive performance in nine months (January, February, March, April, August, September, October, November, and December) and negative performance in three months (May, June, and July). Notably, the performance of GELS Advisors in May and June suffered as the vast majority of global equity markets sold off. GELS Advisors with exposure to emerging markets, Japan, and commodity-related equities were the worst performers. In July, GELS Advisors with exposure to Japanese equities performed poorly due to the large sell-off in small- and mid-cap Japanese equities.
          GELS Advisors performed well from January 2006 through April 2006, with especially strong performance in January and March. During this period, GELS Advisors benefited from a rally in global equity markets, most notably in the materials, energy, and emerging markets sectors. August 2006 through December 2006 were positive months for GELS Advisors, as nearly all global equity markets rallied from the May through July sell-off. The sole exception was Japan, which negatively impacted GELS Advisors with significant Japanese equity exposure. GELS Advisors with exposure in the consumer and technology sectors performed particularly well, as those sectors led the market higher in the fourth quarter of 2006.
          Thirty out of thirty-four GELS Advisors delivered positive performance for the year ended December 31, 2006. GELS Advisors with exposure to the U.S. and Europe performed particularly well during 2006. The GELS Advisors that posted losses had exposure to Japan, as Japanese equities underperformed other global equity markets. Those GELS Advisors were negatively impacted by the significant underperformance of small-cap stocks relative to large-cap stocks in Japan.

Goldman Sachs Global Event Driven, LLC
          As of December 31, 2006, GED represented approximately 35% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2006. GED returned 14.57% for Class C Series 1 units for the year ended December 31, 2006.
          The annualized volatility of GED’s returns for the year ended December 31, 2006 was 2.92% compared to the S&P 500 Index which had an annualized volatility of 5.64% and to the MSCI World Index which had an annualized volatility of 7.30% for the same period.
          GED generated solid returns in 2006, with approximately half the volatility of equity markets. GED withstood the global equity market sell-off in May and June of 2006, generating positive returns in both months, with only two GED Advisors failing to generate double-digit returns for the entire year. Robust mergers and acquisitions activity, idiosyncratic credit events, and abundant corporate restructuring activity contributed positively to GED Advisor returns. Equity and credit market hedges proved to be the biggest detractors from performance, as many GED Advisors remained defensively positioned.
          Global announced mergers and acquisitions activity surpassed $3.5 trillion in 2006, a new annual record, on the back of strong equity markets and the continued availability of debt financing in the capital markets. Cross-border transactions accounted for 38% of global activity, with the total volume of transactions being 33% higher than 2005 levels and higher than the previous record of $3.4 trillion set in 2000. High yield issuance reached a record $171 billion, and leveraged loan issuance also set a new record, with over $480 billion of issuance over the course of 2006. Private equity firms, with leveraged buyout activity, accounted for $689 billion, or 19%, of overall announced mergers and acquisitions volume, the highest level since 1988.
          The year 2006 experienced a surge in competitive and hostile deals, driven by continued consolidation in the mining, infrastructure, financial exchanges, energy, and steel sectors.
          The high yield and distressed markets posted another strong year of returns in 2006 with CCC and lower rated credits (+18.6%) significantly outperforming the broader credit markets. High yield credit spreads ended the year at 289 basis points over Treasuries and default rates ended the year at an anemic 1.6%. GED Advisors benefited from exposure to specific names in the auto, airline, energy and power, and cable sectors.
          Credit opportunities/distressed strategies returned 16.31% and contributed 4.95% to GED’s gross income for the year ended December 31, 2006. The multi-strategy component of the portfolio returned 15.05% and contributed 8.83% to GED’s gross income for the year ended December 31, 2006. Risk arbitrage/special situations strategies returned 8.63% and contributed 0.64% to GED’s gross income for the year ended December 31, 2006.
Goldman Sachs Global Relative Value, LLC
          As of December 31, 2006, GRV represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2006. GRV returned 5.89% for Class C Series 1 units for the year ended December 31, 2006.
          The annualized volatility of GRV’s returns for the year ended December 31, 2006 was 8.75%. In comparison, the S&P 500 Index had an annualized volatility of 5.64% and the MSCI World Index had an annualized volatility of 7.30% for the same period.
          GRV Advisors implementing a multi-strategy approach had a strong start in 2006. However, one GRV Advisor detracted from the sector’s overall performance in 2006 due to substantial losses incurred as this GRV Advisor was forced to unwind its energy portfolio. Despite this loss, other GRV Advisors implementing a multi-strategy approach benefited from opportunities across all relative value trading strategies, in addition to event-oriented trades.
          GRV Advisors implementing equity market neutral strategies experienced strong performance in 2006, with shorter-term trading models bringing particular success. Long/short stock selection in the United States and Japan, driven by valuation factors, also performed well for GRV Advisors, while Europe proved more challenging for some models. The CBOE Volatility Index (“VIX”) experienced limited volatility for most of 2006, trading at an average of 13%, with the exception of May, when a brief spike in volatility resulted from equity market weakness.

          Select GRV Advisors focusing on equity volatility trading strategies performed well in 2006 due to stock-specific situations. Such GRV Advisors relying on a macro increase in volatility were unrewarded.
          GRV Advisors focused on fixed income trading strategies collectively experienced a slightly positive year in 2006, although global yield curves remained flat, and volatility was low, leading to a challenging trading environment. However, GRV Advisors did profit from yield curve strategies in Japan and U.S. municipal bonds. Short-biased interest rate trades and mortgage positions detracted from returns over the year.
          GRV Advisors implementing credit relative value strategies were the largest contributors to performance in 2006. While credit spreads (particularly in high yield) narrowed, leveraged buy-outs and other corporate activity provided numerous trading opportunities. More volatile United States credit markets, where instrument, company, and country specific views were profitable for GRV Advisors, experienced the strongest returns. In the United States and, to a lesser extent, Europe, long/short credit, index dispersion, and structured credit relative value strategies drove returns.
          GRV Advisors implementing strategies based on emerging market relative value suffered the most from increased investor risk aversion in the first half of 2006; however, such GRV Advisors nevertheless delivered strong returns. GRV Advisors profited from country selection and relative value trades, particularly in Argentina, Russia, and Brazil.
          Credit relative value strategies returned 13.20% and contributed 1.73% to GRV’s gross income for the year ended December 31, 2006. Equity market neutral strategies returned 14.27% and contributed 1.78% to GRV’s gross income for the year ended December 31, 2006. Fixed income arbitrage strategies returned 4.39% and contributed 0.80% to GRV’s gross income for the year ended December 31, 2006. Emerging markets relative value strategies returned 14.02% and contributed 1.53% to GRV’s gross income for the year ended December 31, 2006. Multi-strategies returned (3.66)% and contributed (0.55)% to GRV’s gross income for the year ended December 31, 2006. Volatility trading returned 7.04% and contributed 0.40% to GRV’s gross income for the year ended December 31, 2006.
          GRV Advisors implementing a multi-strategy approach experienced significant losses for the year ended December 2006, due to losses at one GRV Advisor, Amaranth Advisors LLC (“Amaranth”). Negative performance was attributed to the energy-related investments Amaranth held, following a dramatic move in natural gas prices in September of 2006. The contribution of Amaranth to GRV’s performance was (4.50)% for the year ended December 31, 2006. Most other GRV Advisors delivered positive returns due to their diverse investments in different asset classes, geographies, and strategies.
          Throughout the month of September of 2006, Amaranth reported to investors the approximate year-to-date and month-to-date losses estimated for its funds in the wake of its collapse. Neither GRV’s administrator nor the managing member of GRV had any additional information from Amaranth upon which to estimate the fair value of GRV’s investment in Amaranth. As a result, GRV relied upon the information provided by Amaranth throughout the month of September of 2006 in connection with the preparation of the net asset value of GRV’s investment in Amaranth.
          It is important to note that the fair value estimate of GRV’s investment in Amaranth was based on limited information and such information may have been inaccurate or incomplete.
Goldman Sachs Global Tactical Trading, LLC
          As of December 31, 2006, GTT represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2006. GTT returned 5.61% for Class C Series 1 units for the year ended December 31, 2006.
          The annualized volatility of GTT’s returns for the year ended December 31, 2006 was 5.31% compared to the S&P 500 Index which had an annualized volatility of 5.64% and the MSCI World Index which had an annualized volatility of 7.30% for the same period.
          The first quarter of 2006 was profitable for the tactical trading sector, with commodities and fixed income being the largest contributors to performance. GTT Advisors benefited from long positions in precious and base metals, as base metals rose toward record prices due to demand from emerging economies such as China and India, and gold rose as investors sought shelter from signs of inflation. Fixed income trading was a substantial contributor, as GTT Advisors shifted positioning from long to short exposure in order to profit from higher global yields. Equity index trading was also positive in the first quarter of 2006, driven by long positions in Europe, Japan, and emerging markets. U.S. equities were less profitable due to continued concern that higher interest rates would decrease consumer strength. Finally, foreign exchange trading detracted from GTT Advisor returns during the first quarter of 2006; with uncertainty regarding the course of monetary policy in the United States, Japan, and Europe, exchange rates traded without clear direction. Directionless markets are typically problematic for systematic GTT Advisors who attempt to extract profits from price momentum.
          The tactical trading sector experienced increased volatility during the second quarter of 2006, resulting in mixed performance across the four asset classes. Fixed income was the largest contributor to GTT Advisor returns, followed by commodities; however, both equities and foreign exchange trading detracted from performance. Returns were negatively impacted as several markets experienced major reversals in mid-May of 2006, when strong risk appetite turned to broad risk aversion amid inflation fears and hawkish comments from the U.S. Federal Reserve. Most asset classes experienced negative performance during May, with commodities, foreign exchange trading, and equities positions accounting for the majority of losses by GTT Advisors, as trends reversed sharply in markets with close links to economic growth such as base metals, emerging markets, and equities, as well as in gold, historically has been a more defensive asset. Difficult markets continued through June of 2006, with many markets unable to find clear direction, although some GTT Advisors were able to generate profits from short positions in fixed income. In general, GTT Advisors with a relatively short-term outlook outperformed those Advisors with a larger view, with some generating very strong gains in the second quarter of 2006.

          The tactical trading sector experienced difficulty during the third quarter of 2006, as three of the four asset classes posted negative returns. Fixed income and foreign exchange trading were the largest detractors from GTT Advisor performance. Commodities trading also ended the third quarter with modest losses, while equity trading saw moderately positive performance. European fixed income trading, particularly at the shorter-end of the major yield curves, generated losses, as did short-biased Japanese fixed income trading. In foreign exchange trading, losses were generated from developed market currencies, as the dollar again failed to generate any sustainable momentum. Precious and industrial metals moved lower during the third quarter. As a result, GTT Advisors with sustained net long exposure to these metals posted negative performance. Equity index trading ended the quarter broadly positive. Positive performance by GTT Advisors was primarily driven by long positioning in the U.S. and Europe.
          The tactical trading sector delivered strong performance in the fourth quarter of 2006, with positive results generated in most asset classes. Global equity index trading was the largest driver of performance by GTT Advisors. GTT Advisors benefited from broadly long exposures, as the equity markets maintained upward momentum on the back of healthy mergers and acquisitions activities and corporate stock repurchases. Commodity trading finished the quarter generally positive, with long exposure to grains, particularly corn, driving performance. GTT Advisors with sustained short positions in natural gas benefited from warm winter weather across the U.S. fixed income trading posted flat performance, as global bond markets were characterized by frequent sharp reversals resulting from changes in economic prospects and rate expectations. Foreign exchange trading generated moderate profits for GTT Advisors, as both systematic and discretionary GTT Advisors were able to capture the dollar sell-off. Short Japanese yen positioning was a notable contributor late in the fourth quarter of 2006 as re-pricing of the odds for imminent interest rate raises pushed the Japanese yen notably lower.
2005 Performance
          The Company’s net trading profit/loss for the year ended December 31, 2005 was $66,816,581, compared to the year ended December 31, 2004 of $72,018,387 and December 31, 2003 of $81,854,395.
Overview
          For 2005, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the equity long/short sector. Strong European and Asian markets, a lagging U.S. market, and a sharp decline and subsequent rally in energy, industrial, and cyclical stocks were all significant drivers of performance. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflected the Managing Member’s judgment and was implemented by the Managing Member gradually following July 1, 2005. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2005, as well as each Investment Fund’s net return for the year ended December 31, 2005.

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a % of	a % of Adjusted	December 31, 2005
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)
GELS	37.97%	26.21%	9.93%
GED	38.91%	26.86%	7.65%
GRV	41.02%	28.32%	4.09%
GTT	27.25%	18.81%	4.03%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the year ended December 31, 2005, the Company’s Class A Series 1 Units returned 4.57% net of fees and incentive allocation.
The Investment Funds
          Each of the four Investment Funds’ performance during the year ended December 31, 2005 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
          As of December 31, 2005, GELS represented approximately 26% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 9.93% for Class C Series 1 units for the year ended December 31, 2005.
          The annualized volatility of GELS’ returns for the year ended December 31, 2005 was 7.54%. In comparison, the S&P 500 Index had an annualized volatility of 7.92% and the MSCI World Index had an annualized volatility of 8.20% for the same period.
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
Goldman Sachs Global Event Driven, LLC
          As of December 31, 2005, GED represented approximately 27% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 7.65% for Class C Series 1 units for the year ended December 31, 2005.
          The annualized volatility of GED’s returns for the year ended December 31, 2005 was 3.32% compared to the S&P 500 Index which had an annualized volatility of 7.92% and to the MSCI World Index which had an annualized volatility of 8.20% for the same period.
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
          Credit opportunities/distressed strategies returned 10.09% and contributed 3.44% to GED’s gross income for the year ended December 31, 2005. The multi-strategy component of the portfolio returned 6.97% and contributed 3.92% to GED’s gross income for the year ended December 31, 2005. Risk arbitrage/special situations strategies returned 6.07% and contributed 0.50% to GED’s gross income for the year ended December 31, 2005.
Goldman Sachs Global Relative Value, LLC
          As of December 31, 2005, GRV represented approximately 28% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV during the first nine months of 2005. GRV returned 4.09% for Class C Series 1 units for the year ended December 31, 2005.

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
          GRV Advisors focused on fixed income trading strategies collectively experienced a slightly positive year in 2005, although there was significant variance among GRV Advisors’ returns. Profits were primarily due to a strong overall market, coupled with a successful long and short trading of securities based upon fundamental country selection. GRV Advisors focused on trading different points along the yield curve experienced mixed results, while those whose fixed income trading was based upon individual country selection performed better.
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
          Convertible bond arbitrage strategies generated negative returns in 2005. Realized and implied equity volatility remained low throughout 2005, and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of technical selling, driven by hedge fund investor redemptions. GRV’s exposure to convertible bond arbitrage strategies is only through Advisors implementing a multi-strategy approach.
          Credit relative value strategies returned (0.56)% and contributed (0.05)% to GRV’s gross income for the year ended December 31, 2005. Convertible bond arbitrage strategies returned (6.39)% and contributed (0.21)% to GRV’s gross income for the year ended December 31, 2005. Equity market neutral strategies returned 4.06% and contributed 0.40% to GRV’s gross income for the year ended December 31, 2005. Fixed income arbitrage strategies returned 3.84% and contributed 0.51% to GRV’s gross income for the year ended December 31, 2005. Emerging markets relative value strategies returned 5.90% and contributed 0.53% to GRV’s gross income for the year ended December 31, 2005. Multi-strategies returned 7.84% and contributed 3.63% to GRV’s gross income for the year ended December 31, 2005.
Goldman Sachs Global Tactical Trading, LLC
          As of December 31, 2005, GTT represented approximately 19% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT during the first nine months of 2005. GTT returned 4.03% for Class C Series 1 units for the year ended December 31, 2005.

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
          The fourth quarter was also profitable for GTT Advisors. Commodities drove gains during the fourth quarter, with the highest profits derived from the base and precious metal markets. Gold traded above $500/ounce as investors bought the metal as an alternative to major currencies, given the uncertainty surrounding future exchange rates. Moreover, higher prices were supported by investor flows into gold’s new exchange traded fund, which allows retail investors to gain exposure to gold. Base metals were also strongly positive via long positioning. Long dollar positions performed exceptionally well in the fourth quarter. The dollar was supported by its yield and growth advantages over most major currencies. Equity trading was solidly profitable with gains concentrated in Europe and Asia. Indices in both regions ended the year near multi-year highs. Finally, GTT Advisors finished the fourth quarter of 2005 approximately flat in fixed income trading. Losses were sustained in a number of markets that finished the quarter nearly unchanged.
2004 Performance
          The Company’s net trading profit/loss for the year ended December 31, 2004 was $72,018,387, compared to the year ended December 31, 2003 of $81,854,395, and compared to the period from commencement of operations (April 1, 2002) to December 31, 2002 of $11,821,474.

Overview
          During the first six months of 2004, the Company allocated its assets on a roughly equivalent risk weighted basis to each of the four hedge fund sectors. Through June 30, 2004, the Managing Member had not made any tactical adjustment. As of July 1, 2004, the Managing Member implemented an adjustment to the weightings among the Investment Funds. The adjustment to the weights reflected the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2004, as well as each Investment Fund’s net return for the year ended December 31, 2004.

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a % of	a % of Adjusted	December 31, 2004
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)
GELS	23.63%	20.84%	9.27%
GED	28.01%	24.69%	12.70%
GRV	36.60%	32.27%	5.38%
GTT	25.91%	22.84%	3.87%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

(3)
These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the year ended December 31, 2004, the Company’s Class A Series 1 Units returned 5.53% net of fees and incentive allocation.
The Investment Funds
          Each of the four Investment Funds’ performance during the year ended December 31, 2004 is described in the following.
Goldman Sachs Global Equity Long/Short, LLC
          As of December 31, 2004, GELS represented approximately 21% of adjusted members’ equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GELS as of July 1, 2004. GELS returned 9.27% for Class C Series 1 units for the year ended December 31, 2004.
          The annualized volatility of GELS’ returns for the year ended December 31, 2004 was 5.65%. In comparison, the S&P 500 Index had an annualized volatility of 7.30% and the MSCI World Index had an annualized volatility of 8.16% for the period.
          The year ended December 31, 2004 was a solid year for GELS, with eight positive and four negative months of performance. GELS started the year off strongly in January and February because many trends that drove strong fourth quarter 2003 performance continued into 2004. The period from March through May 2004 was difficult for many of GELS’ Advisors because of significant sell-offs in several areas where they had exposures, namely in small capitalization, basic materials and emerging market stocks. June was a positive month for GELS as GELS Advisors rebounded; however, July was another difficult month and represented the low point of GELS for the year, as the global technology and healthcare sectors sold-off.
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
Goldman Sachs Global Event Driven, LLC
          As of December 31, 2004, GED represented approximately 25% of adjusted members’ equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GED as of July 1, 2004. GED returned 12.70% for Class C Series 1 units for the year ended December 31, 2004.
          The annualized volatility of GED’s returns for the year ended December 31, 2004 was 3.38% compared to the S&P 500 Index which had an annualized volatility of 7.30% and to the MSCI World Index which had an annualized volatility of 8.16% for the same period.
          The year ended December 31, 2004 produced varied market results. The MSCI World Index experienced low returns in the first half of 2004. In the third quarter of 2004, the equity markets had negative performance as a result of the Federal Reserve Board’s interest rate increases and the reduction in equity implied volatility. However, equity markets rebounded in the fourth quarter of 2004, following the U.S. presidential election.
          Risk arbitrage Advisors had a difficult year because of narrow deal spreads, which, in part, resulted from many deals facing regulatory scrutiny and other deal specific issues, especially in the summer of 2004. Global mergers and acquisitions activity increased significantly in 2004, but still remained below the historical highs of 1999 and 2000. Despite a small decrease in deal momentum during the second quarter of 2004, GED Advisors focusing on mergers and acquisitions were successful. Mergers and acquisitions volume totaled a little under $2 trillion for 2004, which easily surpassed 2003’s volume of $1.3 trillion. December was the most active month for mergers and acquisitions since August 2000, with over $300 billion in global activity.
          Default rates fell to record lows of 1.3% in 2004. High yield credit spreads tightened to historically narrow levels from 418 basis points over treasuries at the beginning of the year to 310 basis points at year-end. The high yield market experienced a record year of new issuance at $153 billion, which surpassed the prior record of $144 billion in 1998. GED Advisors were rewarded for strong credit selection on both the long and short side. Several of GED’s credit-focused Advisors gradually built the short side of their portfolios given their concerns on valuation levels in the credit markets. The majority of new high yield issuances were driven by refinancing activity. Financial sponsors contributed significantly to new issuance activity by refinancing their portfolio companies to pay themselves special dividends. The technology, media and telecom sectors experienced the largest volume of new issuance ($39.4 billion), followed by the energy sector ($24.1 billion) and the industrials sector ($19.7 billion).
          Credit opportunities/distressed strategies returned 17.27% and contributed 5.99% to GED’s net income for the year ended December 31, 2004. The multi-strategy component of the portfolio returned 12.43% and contributed 6.19% to GED’s net income for the year ended December 31, 2004. Risk arbitrage/special situations strategies returned 8.36% and contributed 0.91% to GED’s net income for the year ended December 31, 2004.
Goldman Sachs Global Relative Value, LLC
          As of December 31, 2004, GRV represented approximately 32% of adjusted members’ equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GRV as of July 1, 2004. GRV returned 5.38% for Class C Series 1 units for the year ended December 31, 2004.

          The annualized volatility of GRV’s returns was 2.00% for the year ended December 31, 2004 compared to the Lehman Aggregate Bond Index which had an annualized volatility of 4.04% for the same period. The asset classes in which GRV Advisors traded spent the majority of 2004 trading in a narrow range, resulting in very low levels of volatility. Equity volatility remained close to 9-year lows throughout 2004, despite many significant world events. The difference between the best and worst performing stocks in the equity markets was minimal, resulting in lower profits from security selection. Government bond markets experienced more activity because the Federal Reserve Board began to increase rates in the summer of 2004. Overall, the premium that investors require to take risk has contracted, demonstrated by low bond yields, tight credit spreads and negligible equity volatility.
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
          Multi-strategy arbitrage, which covers all of GRV’s sub-strategies, benefited in 2004 from additional opportunities in special situations and credit/high yield trades.
          Convertible arbitrage strategies returned 2.27% and contributed 0.40% to GRV’s net income for the year ended December 31, 2004. Credit relative value strategies returned 6.26% and contributed 0.42% to GRV’s net income for the year ended December 31, 2004. Emerging markets relative value strategies returned 8.26% and contributed 0.40% to GRV’s net income for the year ended December 31, 2004. Equity market neutral strategies returned 4.02% and contributed 0.63% to GRV’s net income for the year ended December 31, 2004. Fixed income arbitrage strategies returned 6.97% and contributed 1.31% to GRV’s net income for the year ended December 31, 2004. Multi-strategies returned 7.09% and contributed 2.50% to GRV’s net income for the year ended December 31, 2004.
Goldman Sachs Global Tactical Trading, LLC
          As of December 31, 2004, GTT represented approximately 23% of adjusted members’ equity which excluded redemptions paid after December 31, 2004 and which was generally consistent with the strategic weight set by the Managing Member for GTT as of July 1, 2004. GTT returned 3.87% for Class C Series 1 units for the year ended December 31, 2004.
          Volatile markets resulted in a difficult year in 2004 for the Company’s GTT Advisors, in particular during the second and third quarters of 2004.

          In the first quarter of 2004, profits were made in commodities and interest rates. In commodities, the agricultural markets, specifically the soy complex, proved to be the largest driver of returns. GTT Advisors were also profitable in base and precious metals. The majority of first quarter losses were experienced in currencies as GTT Advisors suffered losses as a result of the strengthening of the U.S. dollar.
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
          Difficult markets persisted in the third quarter of 2004. Trading in fixed income and commodities was slightly positive for the quarter, while GTT Advisors experienced losses in currencies and equity indices. Despite record trade deficit numbers, the U.S. dollar did not weaken significantly which contributed to losses for GTT Advisors in short dollar positions. Equity markets experienced several sharp reversals throughout the third quarter of 2004 as the market digested rising oil prices and a potential global slowdown. A series of weaker-than-expected economic data releases, higher oil prices and the Federal Reserve Board’s assurance that fears of inflation were largely unfounded combined to drive bond yields lower over the course of the quarter. Some GTT Advisors profited because crude oil rallied and short positions were successful as a result of grain markets experiencing sharp declines.
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
          Comparison of Select Financial Information from 2006, 2005, and 2004
          Interest Income
          Interest income for the years ended December 31, 2006, 2005 and 2004 was $476,147, $161,801 and $495,194 respectively. The Company’s interest income fluctuates with its level of cash available to invest.
          Expenses
          The Management Fee for the year ended December 31, 2006 was $9,131,947. The Management Fee for the year ended December 31, 2005 was $13,560,772 and the Management Fee for the year ended December 31, 2004 was $12,234,696. Because the Management Fee is calculated as a percentage of the Company’s member’s equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the decrease in Management Fee expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was due to an decrease in the Company’s members’ equity, excluding Redemptions payable that were paid after the Balance Sheet date for the period, resulting from net redemptions. The increase in Management Fee expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was due to an increase in the Company’s members’ equity, excluding Redemptions payable that were paid after the Balance Sheet date for the period, resulting from net subscriptions.

          Interest expense for the year ended December 31, 2006 was $252,759, compared to the year ended December 31, 2005 of $37,747 and compared to the year ended December 31, 2004 of $546,069. The increase in interest expenses for the year ended December 31, 2006 compared to December 31, 2005 was due to increased levels of short-term borrowing during the period. The change in interest expense for the year ended December 31, 2005 compared to December 31, 2004 was due to decreased levels of short-term borrowing during the period.
          Professional fees for the year ended December 31, 2006 were $481,551 compared to the year ended December 31, 2005 of $1,237,030 and the year ended December 31, 2004 of $1,641,442. The decrease in professional fees for the year ended December 31, 2006 compared to the year ended December 31, 2005 and for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to reduced services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company, including the review of investor subscription documents for the year and registration with the SEC.
          Incentive Allocation
          The Incentive Allocation for the year ended December 31, 2006 was $3,328,482 compared to the year ended December 31, 2005 of $2,615,216 and the year ended December 31, 2004 of $2,902,854. The change in Incentive Allocation for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to an increase in net income from operations for the period. The change in Incentive Allocation for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to a decrease in net income from operations for the period.
          Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company.
          Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. In 2004, the Managing Member served as the administrator of the Investment Funds and each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it. The total administration fee (which is approximate based on calculation), comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2006, January 1, 2005 and January 1, 2004, was $1,053, $1,031 and $2,073, respectively. Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2006, the administration fee rate ranged from 0.06% to 0.09%. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”
          Liquidity and Capital Resources
          The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. From inception through December 2005, the Company could not predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions are permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 61 day notice period previously required. Accordingly, effective January 1, 2006, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

          The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company’s investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2006. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.
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
          The Company received investments from new and existing investors of $41,883,000 during the year ended December 31, 2006, of $225,329,193 during the year ended December 31, 2005, and of $126,385,622 during the year ended December 31, 2004.
          The Company paid out redemptions in the amount of $544,799,451 during the year ended December 31, 2006, $241,350,217 during the year ended December 31, 2005 and $66,214,849 during the year ended December 31, 2004. The Company had Redemptions payable in the amount of $23,701,199 at December 31, 2006, $347,523,596 at December 31, 2005 and $128,546,636 at December 31, 2004. The Company funded the redemptions made in 2006 and in January 2007 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand and the Company also used its Old Credit Facility to fund January 2006 and April 2006 redemptions and the New Credit Facility to fund July 2006, October 2006 and January 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in January 2007 had a material adverse effect on the value of the Units or the performance of the Company. As further described below in this section, the Company terminated the Old Credit Facility on June 30, 2006 and entered into the New Credit Facility on June 30, 2006. Although the Company may elect to borrow under the New Credit Facility, including without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

          The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group, its affiliates or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes. The Company had in place since November 24, 2004, the Old Credit Facility which was scheduled to mature in October 2009.
          On June 30, 2006, the Old Credit Facility was terminated and, the Company entered into the New Credit Facility with the New Facility Counterparty. As of December 31, 2006, the Company had no outstanding borrowings under the New Credit Facility. The New Credit Facility has a final stated maturity of June 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the New Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the New Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the New Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the New Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the New Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the New Credit Facility or the investment guidelines therein. The obligation of the New Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The New Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The New Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the New Credit Facility and note, breach of material agreements, insolvency events; judgments or orders to pay money, a “material adverse effect” as defined in the New Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the New Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Old Credit Facility and New Credit Facility.

          As of December 31, 2006, the Company had Cash and cash equivalents on hand of $1,224,850. As of December 31, 2005, the Company had Cash and cash equivalents on hand of $706,812.
          Investments as of December 31, 2006 were $686,250,341 as compared to $1,124,329,933 as of December 31, 2005. The decrease from December 31, 2005 to December 31, 2006 was due to net redemptions made by the Company to the Investment Funds net of profits earned during the year ended December 31, 2006.
          Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2006 was $1,415,426 as compared to $2,321,114 as of December 31, 2005. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.
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
Recent Accounting Pronouncements
     FASB Interpretation No. 48
          In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its ongoing analysis, the Managing Member is not aware of a material impact to the Company's financial statements as a result of the adoption of FIN 48. However, the Managing Member's determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

     Statement of Financial Accounting Standards No. 157
          In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption of FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, the Managing Member is evaluating the implications of FAS 157 and its impact to the financial statements has not yet been determined.
Critical Accounting Policies and Estimates
          The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars. A summary of the Company’s accounting policies is set forth in Note 1 to the Company’s financial statements. In the Managing Member’s view, the policy that involves the most subjective judgment is set forth below.
          The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are described under ITEM 1. “BUSINESS—CERTAIN RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company,” “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future will be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” and “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets.”

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
          To date there has been one situation during the periods presented in the Company’s financial statements presented in this Annual Report where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.
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
Quantitative and Qualitative Disclosures About Market Risk
          The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of December 31, 2006 and as of December 31, 2005, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/Loss from January 1, 2006 to December 31, 2006 and January 1, 2005 to December 31, 2005. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended
December 31, 2006
			% of Adjusted		Fair Value/Value	Net Trading Profit
Investment Fund	% of Members’ Equity		Members’ Equity (6)		at Risk	(in millions)	Liquidity
GELS	36.81%		35.54%		$243,737,514	$27.6	(1)
GED	36.36%		35.10%		$240,699,867	$33.9	(2)
GRV	14.87%		14.36%		$98,479,997	$8.7	(3)
GTT	15.61%		15.07%		$103,332,963	$5.8	(4)

Total	103.65	%(5)	100.07	%(5)	$686,250,341	$76.0

Year Ended
December 31, 2005
			% of Adjusted		Fair Value/Value	Net Trading Profit
Investment Fund	% of Members’ Equity		Members’ Equity (6)		at Risk	(in millions)	Liquidity
GELS	37.97%		26.21%		$294,096,911	$25.7	(1)
GED	38.91%		26.86%		$301,443,254	$20.9	(2)
GRV	41.02%		28.32%		$317,728,892	$12.3	(3)
GTT	27.25%		18.81%		$211,060,876	$7.9	(4)

Total	145.15	%(5)	100.20	%(5)	$1,124,329,933	$66.8

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)
Effective January 1, 2006, redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made semi-annually with 45 days notice, or at the sole discretion of the Managing Member.

(3)
Effective January 1, 2006, redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(4)
Effective January 1, 2006, redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made semi-annually with 60 days notice, (prior to the redemption date), or at the sole discretion of the Managing Member.

(5)
The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(6)
Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $23,701,199 that was payable at December 31, 2006 and $347,523,596 that was payable at December 31, 2005.

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
          Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company.”
          The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company.”
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

          Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk-adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflected a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 30% GELS, 30% GED, 25% GRV, and 15% GTT as of July 1, 2005 and which was implemented by the Managing Member gradually following July 1, 2005. As of January 1, 2006, the Managing Member made another tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 35% GELS, 35% GED, 15% GRV, and 15% GTT as of January 1, 2006 and which was implemented by the Managing Member effective January 1, 2006. These adjustments to the weights among the Investment Funds were based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The approximate weights of the Investment Funds were 36% GELS, 35% GED, 14% GRV and 15% GTT as of December 31, 2006 as a percentage of adjusted members’ equity which excluded redemptions paid after December 31, 2006. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Funds.”
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.
          The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2005 to December 31, 2006.

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005
Net Trading Profit/(Loss)	$2,165,716	$4,068,802	$44,098,205	$16,483,858
Total Expenses	$3,281,121	$3,596,025	$3,693,226	$4,266,376
Net Income/(Loss)	($1,096,814)	$559,164	$40,446,627	$12,232,657
Net Income/(Loss) Available for pro rata allocation to Members	($1,109,981)	$518,802	$38,496,572	$11,621,025

	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006
Net Trading Profit/(Loss)	$43,835,232	($4,725,910)	$1,952,682	$34,958,405
Total Expenses	$2,806,142	$2,440,102	$2,207,817	$2,472,850
Net Income/(Loss)	$41,240,462	($7,044,975)	($173,192)	$32,547,350
Net Income/(Loss) Available for pro rata allocation to Members	$39,178,439	($6,696,764)	($165,319)	$30,924,807

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
          As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
          None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE
          The Company has no directors or executive officers. The Managing Member is responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—THE MANAGING MEMBER.” The following table sets forth the directors and executive officers of the Managing Member.

NAME	AGE	POSITION(S)
Tobin V. Levy	63	Director*
Kent A. Clark	42	Director, Managing Director and Chief Investment Officer**
Hugh J. Lawson	38	Director, Managing Director and Global Head of Product Management
Jennifer Barbetta	34	Director, Managing Director and Chief Financial Officer*
Omar Asali	36	Managing Director and Head of GED
Peter Ort	36	Managing Director and Head of GELS
Thomas Dobler	41	Vice President and Head of GTT
Melanie Owen	29	Vice President and Head of GRV

*
On March 30, 2007, Tobin V. Levy notified the Company that effective April 1, 2007, he will no longer serve on the Board of Directors of the Managing Member for the Company. Mr. Levy will remain a Managing Director of the Managing Member and will continue to support the Managing Member in a variety of capacities. Jennifer Barbetta has been elected as a new member of the Board of Directors of the Managing Member as of this date.

**	Performing the responsibilities of principal executive officer effective August 7, 2006
          Information about the directors and executive officers of the Managing Member is provided below.
          Tobin V. Levy is a Managing Director of Goldman Sachs and is a Managing Director of the Managing Member. Mr. Levy managed the Global Client Financing business for Private Wealth Management from February 2001 to May 2002, when he returned to Princeton to resume his role as Chief Financial Officer of the Managing Member, a position he held until April 1, 2006. Mr. Levy joined Commodities Corporation Limited (“CCL”), the predecessor of the Managing Member, in January 1995 and became Chief Financial Officer of the Managing Member in June 1997. The Managing Member acquired the assets of CCL in June 1997. Mr. Levy graduated from the University of Pennsylvania in 1967 with a B.S. in Economics. In 1972, he received his M.B.A. from the Wharton Graduate School of Business.
          Kent A. Clark is a Managing Director of Goldman Sachs and Chief Investment Officer of the Managing Member. As of August 7, 2006, he also started performing the responsibilities of principal executive officer of the Managing Member. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark’s research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and he is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of the Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.
          Hugh J. Lawson is a Managing Director of Goldman Sachs and is the Global Head of Product Management for the Managing Member, where he leads the group’s distribution, client relationship, business development, and product launch efforts globally. Prior to assuming this role, Mr. Lawson was co-head of the Managing Member’s European and Asian businesses. Before joining the Managing Member, Mr. Lawson was head of Products and Services for Goldman Sachs’ Investment Management Division for Europe, together with responsibility for Business Strategy Development for Private Wealth Management Europe. Mr. Lawson joined Goldman Sachs in 1997. He spent three years in the Investment Banking Division in both London and Hong Kong, executing a range of financing and merger assignments in Europe and Asia. He then transferred to the Investment Management Division in 2000. Prior to joining Goldman Sachs, Mr. Lawson worked at the Boston Consulting Group in New York and, previously, at the Rockefeller Brothers Fund in New York. He graduated from Columbia University and Yale Law School.
          Jennifer Barbetta is a Managing Director in GSAM Alternative Investments and is the Chief Financial Officer of the Managing Member. In addition, Ms. Barbetta is Chief Operating Officer and Head of Portfolio Analytics and Reporting for GSAM's Private Equity Group, the Managing Member and GSAM's Real Estate Alternative Investments businesses, where she is responsible for client reporting, portfolio monitoring and analytics, cash management, infrastructure development and overall administration of the groups’ products. Ms. Barbetta joined GSAM in 1997 after spending two years in Goldman Sachs’ Finance Division, where she supported the Real Estate Principal Investment Area, focusing on the financial and tax reporting of the Whitehall Street Real Estate Limited Partnerships. Ms. Barbetta received a B.S. in Finance from Villanova University.

          Omar Asali is a Managing Director of Goldman Sachs and is the Head of GED, and is Portfolio Manager of West Street Partners, a concentrated, multi-manager vehicle that invests in hedge funds that demand longer term, stable capital. Prior to joining Goldman Sachs Asset Management in 2003, Omar worked in Goldman Sachs’ Investment Banking Division providing M&A and strategic advisory services to clients in the High Technology Group. Prior to joining the firm, Omar worked in private equity at Capital Guidance. He started his career as a C.P.A. working for a public accounting firm. Omar has 12 years of industry experience. He received a B.S. in Accounting from Virginia Tech and an M.B.A. from Columbia University.
          Peter Ort is a Managing Director of Goldman Sachs and is the Head of GELS. Prior to joining the Managing Member in 2001, Mr. Ort was a Vice President with Smartleaf, Inc. a portfolio management software company based in Cambridge, Massachusetts. He was previously with Goldman Sachs from 1996-2000, where he worked in the Investment Management Division’s Private Equity Group, evaluating private equity fund managers and direct investment opportunities. He first joined the firm in the Investment Banking Division’s Financial Institutions Group, where he focused on M&A transactions in New York and Tokyo. Mr. Ort received a J.D./M.B.A. from New York University in 1995 and a B.A. from Duke University in 1991. He was a Fulbright Scholar in Japan from 1991-1992.
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
          Melanie Owen is a Vice President of the Managing Member and is the Head of GRV. Prior to joining the Managing Member, Melanie was part of the Manager Selection team in London, researching managers across all sectors in the European and Asian regions. She joined Goldman Sachs’ Investment Management Division in 1998, subsequently working in both the Global Fixed Income and Global Equities portfolio management teams. Melanie graduated from Warwick University with a first class B.Sc. (Hons) in M.O.R.S.E. (Maths, Operational Research, Statistics and Economics). In 2001, Melanie attained her CFA Designation.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
          Section 16(a) of the 1934 Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s Units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s Units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2006 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.
Code of Ethics
          The Company has no directors or executive officers. The Managing Member has adopted a Code of Ethics for the Company that applies to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K for December 31, 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member’s Amended Code of Ethics is also filed as an exhibit to this Annual Report.

Corporate Governance
          Nominating Committee and Compensation Committee
          The Company has no directors or executive officers. The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have a nominating and compensation committee comprised of independent directors. The Company currently does not have a standing nominating or compensation committee and accordingly there are no charters for such committees. In light of the fact that the Company does not have any directors or executive officers, the Board of Directors of the Managing Member believes that standing committees are not necessary and that the directors of the Board of Directors of the Managing Member collectively have the requisite background, experience, and knowledge to fulfill any limited duties and obligations that a nomination committee and a compensation committee would have on behalf of the Company. In addition, no direct compensation is paid to any employees of the Company making a compensation committee not applicable. Furthermore, the Board of Directors of the Managing Member has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.
          Audit Committee and Audit Committee Financial Expert
          The Company has no directors or executive officers. The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have an audit committee comprised of independent directors. The Company currently does not have an audit committee, and accordingly there is no charter for such committee, and the Board of Directors of the Managing Member which performs the functions of an audit committee on behalf of the Company believes that the directors collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have including overseeing the Company’s accounting and financial reporting practices. Therefore, the Board of Directors of the Managing Member does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert. Furthermore, the Board of Directors of the Managing Member has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.
          The Board of Directors of the Managing Member has:
•	reviewed and discussed the financial statements with management of the Managing Member responsible for the management and operations of the Company;

•
discussed with the independent auditors the matters required to be discussed by the statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
received the written disclosures and the letters from the independent accountants required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant, the independent accountant’s independence; and based on the review and discussions referred to above, the Board of Directors of the Managing Member recommended that the audited financial statement be included in the Company’s Annual Report for filing with the SEC.

          The Board of Directors of the Managing Member consisted of Tobin V. Levy, Kent A. Clark and Hugh J. Lawson during 2006. Effective April 1, 2007, Jennifer Barbetta was elected as a new member of the Board of Directors in lieu of Tony V. Levy who stepped down as of the same date.
Board meetings and Committees; Annual Meeting Attendance; Shareholder Communications
          The Company has no directors. The Board of Directors of the Managing Member is responsible for the management and operations of the Company. Although there were no formal meetings of the Board of Directors of the Managing Member in 2006, the directors, along with other employees of the Managing Member, met together frequently during 2006 to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.
          The Company does not have a policy with regard to board members attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members at annual meetings (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2006 and accordingly no members of the Board of Directors of the Managing Member attended.
          Members wishing to communicate with the Board of Directors may send communications to Ms. Kristin Olson, Goldman, Sachs & Co., One New York Plaza, New York, New York 10004 who will forward all appropriate communications directly to the Board of Directors of the Managing Member or to any individual director or directors, depending upon the facts and circumstances outlined in the communication. In addition, Members have the opportunity to receive the Company’s monthly report to Members which provides for information as to how Members can contact a designated contact person at the Managing Member of the Company with any questions relating to the Member’s investment in the Company and the Company’s performance. Moreover, the Memorandum provides for contact information for Members relating to their investment in the Company. As the Company does not have a board of directors, the Managing Member believes that it is not necessary to have a more specific and detailed process and that providing contact information for the Managing Member provides for an appropriate means for communication for Members with the Board of Directors of the Managing Member or with respect to their investment in the Company.

ITEM 11.	EXECUTIVE COMPENSATION
          The Company has no directors or executive officers.
          In addition, the Company does not bear the costs of the annual compensation of the executive officers or the directors of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. Set forth below are the amounts of the different types of fees paid or payable by, or allocable to, the Company to the Managing Member and its affiliates during the year ended December 31, 2006. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”

Fee Type	Fee Amount
Management Fee paid or payable by the Company	$9,131,947
Incentive Allocation paid or payable by the Company	$3,328,482
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
          To the knowledge of the Company, no person beneficially owns more than five percent of the Units.
Security Ownership of Management
          The Company has no directors or executive officers.
          GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2006 other than the Incentive Allocation and other fees payable to it by the Company.
          The following table sets forth (i) the individual directors and executive officers of the Managing Member and (ii) all of the directors and executive officers as a group who beneficially owned Units of the Company as of December 31, 2006.

Percentage of All Investors’
Number of Units	Name of Beneficial Owner	Interests
0	Tobin V. Levy	—
0	Kent A. Clark	—
0	Hugh J. Lawson	—
0	Jennifer Barbetta	—
0	Thomas Dobler	—
0	Peter Ort	—
0	Omar Asali	—
0	Melanie Owen	—
0	Directors and executive officers as a group	—
Changes in Control
          There are no arrangements, including pledges by any person of Units of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The Managing Member is an advisory affiliate of Goldman Sachs and GSAM. Each of the Managing Member, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST.”
          The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST.”
          From time to time certain qualified officers and employees of the GS Group may invest in the Company. Neither the Investment Funds’ Advisors nor any of their respective principals are presently expected to purchase Units or membership units in the Investment Funds. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST.”

          The Company may from time to time, in the sole discretion of the Managing Member, invest in money market funds sponsored by the GS Group, and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Investment Objective and Approach.”
          The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”
          Some of the directors and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs and Goldman Sachs affiliates which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2006 and are proposed to provide such services in the current year.
          No directors and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2006. Certain directors and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors and executive officers from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.
          Under the Company's Related Party Transaction Policy, which is a written policy adopted as of March 28, 2007, the Board of Directors of the Managing Member is required to review all related party transactions for potential conflicts of interest. The Board of Directors of the Managing Member shall approve each such transaction if it is consistent with the policy and is on terms, taken as a whole, which the Board of Directors of the Managing Member believes are no less favorable to the Company than could be obtained in an arms-length transaction with an unrelated third party, unless the Board of Directors of the Managing Member otherwise determines that the transaction is not in the Company’s best interests. The policy also provides for a ratification process if it is not practical for the Board of Directors of the Managing Member to review the transaction in advance.
          The types of related party transactions covered by the policy are those that are required to be disclosed pursuant to SEC Regulation S-K, Item 404(a). There were no transactions required to be reported under Item 404(a) since the beginning of the Company’s fiscal year where the Company’s fiscal year where the Company’s procedures and policies did not require review or were not followed.
Director Independence
          The Company has no directors or executive officers. The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not subject to a requirement that a majority of the board of directors be independent. The Managing Member is responsible for the management and operations of the Company. All of the directors of the Board of Directors of the Managing Member are employees of Goldman Sachs and the Managing Member. Accordingly, under the Independence Test of the Corporate Governance Standards of the New York Stock Exchange and other comparable stock exchange standards, none of the directors of the Board of Directors of the Managing Member are independent. Similarly, as discussed further under Item 10, the Company is not subject to the requirements under the Corporate Governance Standards of the New York Stock Exchange that the audit, nominating and compensation committees be comprised of independent directors and the Managing Member does not currently have separately designated audit, nominating and compensation committees.
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

          Additionally, in selecting brokers and dealers, certain of the Advisors may have authority to and may consider products or services provided, or expenses paid, by such brokers and dealers to, or on behalf of, such Advisors. Products and services generally include research items. In some circumstances, the commissions paid on transactions with brokers or dealers providing such services may exceed the amount another broker would have charged for effecting that transaction. “Soft dollar” payments or rebates of amounts paid to brokers and dealers may arise from over-the-counter principal transactions, as well as exchange traded agency transactions. In addition, such payments or rebates may be made by futures brokers in connection with futures transactions.
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
Placement Agent
          Goldman Sachs acts as placement agent for the Company (the “Placement Agent”). The Placement Agent is entitled to a fee (the “Placement Fee”) of up to a specified amount of each Member’s subscription. Historically, Goldman Sachs has not charged a Placement Fee, however, there can be no assurance that Goldman Sachs will not charge a Placement Fee in the future. Amounts paid in respect of the Placement Fee will not constitute assets of the Company. The Placement Agent may also receive compensation from the Managing Member that represents a portion of the Management Fee. The Placement Agent may enter into sub-placement agreements with affiliates and unaffiliated third parties. At the discretion of the Placement Agent, all or a portion of the Placement Fee may be allocated to such sub-placement agents. The Managing Member or the Company may also pay certain expenses of the Placement Agent and certain fees and expenses of other Intermediaries. The Company may waive or impose different sales charges, or otherwise modify its distribution arrangements, in connection with the offering of Units. Subject to applicable law, the Placement Agent and Intermediaries, at their discretion (with the approval of the Managing Member) may on a negotiated basis enter into private arrangements with a Member or prospective Member (or an agent thereof) under which the Placement Agent, an Intermediary or the Managing Member makes payments to or for the benefit of such Member which represent a rebate of all or part of the fees paid by the Company to the Managing Member in respect of such holder Units. Consequently, the effective net fees payable by a Member who is entitled to receive a rebate under the arrangements described above may be lower than the fees payable by a Member who does not participate in such arrangements. Such arrangements reflect terms privately agreed between parties other than the Company, and for the avoidance of doubt, the Company cannot and is under no duty to, enforce equality of treatment between Members by other entities, including those service providers of the Company that it has appointed. The Placement Agent, an Intermediary or the Managing Member shall be under no obligation to make arrangements available on equal terms to other Members. Pursuant to an agreement entered into between the Placement Agent and the Company (the “Placement Agent Agreement”), the Company has agreed to indemnify and hold harmless the Placement Agent, its affiliates and any agent against any losses, claims, damages or liabilities (or actions in respect thereof), joint or several (the “Covered Claims”), to which the Placement Agent may become subject, to the extent such Covered Claims arise out of or are based upon (i) an untrue statement or alleged untrue statement of a material fact contained in the Memorandum, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading. The Placement Agent Agreement provides that the Company will reimburse the Placement Agent for any legal or other expenses reasonably incurred by the Placement Agent in connection with investigating or defending any such Covered Claims; provided, however, that the Company will not be liable to indemnify or reimburse the Placement Agent in any such case to the extent that any such Covered Claims arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Memorandum in reliance upon and in conformity with written information furnished to the Company by the Placement Agent expressly for use therein.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by E&Y during those periods.

	Year Ended December 31,
	2006	2005
Audit Fees	$134,000	$120,000
Audit-Related Fees (1)	$—	$280,000
Tax Fees (2)	$40,500	$50,000
All Other Fees	$—	$—

Total	$174,500	$450,000

(1)	Audit-related fees for the year ended December 2005 are for Sarbanes Oxley 404 consultation, documentation and testing.

(2)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.
          The board of directors of the Managing Member does not have an audit committee which is responsible for the oversight of the Company’s accounting and financial reporting practices. As the Company does not have a formal audit committee, the services described above were not approved by the audit committee and the Company does not have audit committee pre-approval policies and procedures. The board of directors of the Managing Member as a whole is responsible for the oversight of the Company’s accounting and financial reporting practices and the board is responsible for approving every engagement of E&Y to perform audit or non-audit services for the Company before E&Y is engaged to provide those services. The board of directors considers whether the provision of any non-audit provisions is compatible with maintaining E&Y’s independence.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Registrant)

By: Goldman Sachs Hedge Fund Strategies LLC
Managing Member

By:	/s/ Jennifer Barbetta

Name: Jennifer Barbetta Title: Managing Director and Chief Financial Officer
Date: April 2, 2007

INDEX OF EXHIBITS

Exhibit No.	Description
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

10.7	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007.

14.1*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).

14.2	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC.

31.1	Certification of Chief Executive Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

E-1

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Managing Member and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”), as of December 31, 2006 and 2005, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the managing member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the managing member, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2006 and 2005, and the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

New York, New York
March 29, 2007

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2005 and 2004

	2006			2005
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$243,737,514	36.81%	35.54%	$294,096,911	37.97%	26.21%
Goldman Sachs Global Event Driven, LLC	240,699,867	36.36%	35.10%	301,443,254	38.91%	26.86%
Goldman Sachs Global Relative Value, LLC	98,479,997	14.87%	14.36%	317,728,892	41.02%	28.32%
Goldman Sachs Global Tactical Trading, LLC	103,332,963	15.61%	15.07%	211,060,876	27.25%	18.81%

Total investments (cost $554,997,009 and $949,298,808, respectively)	$686,250,341	103.65%	100.07%	$1,124,329,933	145.15%	100.20%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions in the amount of $23,701,199 payable at December 31, 2006 and Redemptions in the amount of $347,523,596 payable at December 31, 2005.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments (continued)

December 31, 2006 and 2005

The Company’s proportionate share of each individual investment owned by an individual Investee does not exceed 5% of members’ equity at December 31, 2006. Where an underlying investment of an Investee is held by more then one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of the Company’s members’ equity.

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees is not available from certain Investees at December 31, 2006. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity.

2005

				% of
		Proportionate	% of	adjusted
		Share of Fair	members’	members’
Investee	Underlying investment	Value	equity(1)	equity(2)

Goldman Sachs Global Event Driven, LLC	OZ Domestic Partners, LP	23,653,904	3.04%	2.10%
Goldman Sachs Global Relative Value, LLC	OZ Domestic Partners, LP	18,712,511	2.41%	1.66%

(1)	Members’ equity used in the calculation of the underlying investments held by the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity used in the calculation of the underlying investments held by the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2006 and 2005

	2006	2005

ASSETS
Assets:
Investments (cost $554,997,009 and $949,298,808, respectively)	$686,250,341	$1,124,329,933
Cash and cash equivalents	1,224,850	706,812

Total assets	$687,475,191	$1,125,036,745

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$23,701,199	$347,523,596
Due to managing member	1,415,426	2,321,114
Due to bank	15,592	10,112
Accounts payable and accrued liabilities	268,500	583,040

Total liabilities	25,400,717	350,437,862
Members’ equity (units outstanding 4,928,239.53 and 6,507,125.18, respectively)	662,074,474	774,598,883

Total liabilities and members’ equity	$687,475,191	$1,125,036,745

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$530,821,142	$599,567,758
Accumulated net unrealized profit/(loss)	$131,253,332	$175,031,125

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$119,798,202	$38,871,694	$18,366,046
Changed in unrealized profit/(loss)	(43,777,793)	27,944,887	53,652,341

Net trading profit/(loss)	76,020,409	66,816,581	72,018,387
Interest income	476,147	161,801	495,194
Expenses:
Management fee	9,131,947	13,560,772	12,234,696
Professional fees	481,551	1,237,030	1,641,442
Interest expense	252,759	37,747	546,069
Miscellaneous expenses	60,654	1,199	35,645

Total expenses	9,926,911	14,836,748	14,457,852

Net investment income/(loss)	(9,450,764)	(14,674,947)	(13,962,658)

Net income/(loss)	66,569,645	52,141,634	58,055,729
Less: Incentive allocation to the managing member	3,328,482	2,615,216	2,902,854

Net income/(loss) available for pro-rata allocation to members	$63,241,163	$49,526,418	$55,152,875

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2006, 2005, and 2004

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2003	$—	8,540,512.41	$933,245,742	$933,245,742
Subscriptions	—	1,238,393.44	126,385,622	126,385,622
Redemptions	(2,902,854)	(1,321,377.58)	(157,329,006)	(160,231,860)
Share class conversion	—	(350,724.93)	—	—
Allocations of net income/(loss):
Incentive allocation	2,902,854	—	—	2,902,854
Pro-rata allocation	—	—	55,152,875	55,152,875

Balance at December 31, 2004	—	8,106,803.34	957,455,233	957,455,233
Subscriptions	—	2,253,291.93	225,329,193	225,329,193
Redemptions	(2,615,216)	(3,708,281.88)	(457,711,961)	(460,327,177)
Share class conversion	—	(144,688.21)	—	—
Allocations of net income/(loss):
Incentive allocation	2,615,216	—	—	2,615,216
Pro-rata allocation	—	—	49,526,418	49,526,418

Balance at December 31, 2005	—	6,507,125.18	774,598,883	774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Balance at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Cash flows from operating activities
Net income/(loss)	$66,569,645	$52,141,634	$58,055,729
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(92,900,000)	(192,640,000)	(174,845,756)
Proceeds from sales of investments	607,000,001	228,080,000	124,823,619
Realized profit/(loss) from sales of Investments	(119,798,202)	(38,871,694)	(18,366,046)
Change in unrealized profit/(loss)	43,777,793	(27,944,887)	(53,652,341)
(Increase)/decrease in operating assets:
Other assets	—	—	77,464
Increase/(decrease) in operating liabilities:
Due to managing member	(905,688)	(926,660)	(721,913)
Accounts payable and accrued liabilities	(314,540)	(339,466)	753,631

Net cash from operating activities	503,429,009	19,498,927	(63,875,613)

Cash flows from financing activities
Subscriptions	41,883,000	225,329,193	126,385,622
Redemptions	(544,799,451)	(241,350,217)	(66,214,849)
Proceeds from loan	79,732,020	13,448,144	3,000,000
Repayments of loan	(79,726,540)	(16,438,032)	(47,500,000)

Net cash from financing activities	(502,910,971)	(19,010,912)	15,670,773

Net change in cash and cash equivalents	518,038	488,015	(48,204,840)
Cash and cash equivalents at beginning of year	706,812	218,797	48,423,637

Cash and cash equivalents at end of year	$1,224,850	$706,812	$218,797

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$247,279	$27,635	$546,069

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 1 – Significant accounting policies

Organization and basis of financial statements

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company. During the year the Company changed its exemption status with the Commodity Futures Trading Commission from Section 4.7 to Section 4.13(a)(4).

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars. Certain reclassifications have been made to previously reported amounts to conform to current year presentation.

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding.

Consolidation

During the years ended December 31, 2006 and 2005, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 1 – Significant accounting policies (continued)

The following table summarizes the Company’s ownership in the Investees at December 31, 2006 and 2005:

	December 31, 2006
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,737,514	$834,038,536	29.22%	$885,765,989	27.52%
GED	240,699,867	917,260,045	26.24%	958,045,903	25.12%
GRV	98,479,997	314,304,435	31.33%	340,185,617	28.95%
GTT	103,332,963	244,658,889	42.24%	287,382,985	35.96%

Total	$686,250,341

	December 31, 2005
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$294,096,911	$816,334,736	36.03%	$971,851,587	30.26%
GED	301,443,254	971,795,729	31.02%	1,014,743,053	29.71%
GRV	317,728,892	397,729,785	79.89%	742,911,706	42.77%
GTT	211,060,876	316,096,988	66.77%	484,726,735	43.54%

Total	$1,124,329,933

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)	The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at December 31, 2005 and December 31, 2006.

Equity in earnings of investees

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisor’s management, incentive and administration fees and all other income/expenses. See Note 2 — Investments for further information.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase which are not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 1 – Significant accounting policies (continued)

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

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar quarter or at the sole discretion of the managing member. Redemptions from the Company can be made quarterly after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company’s limited liability company agreement. Prior to January 1, 2006, redemptions from the Company could be made semi-annually after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member.

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

Note 2 – Investments

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 2 – Investments (continued)

attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specified identified cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

The managing member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors and to ensure conformity with U.S. GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.

Certain of the Investees’ investments in the Advisors are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may at their discretion transfer a portion of the Investees’ investment into side pocket share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s prospectus. These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating its investment without delay.

The following table summarizes the Company’s Equity in earnings of investees for the year ended December 31, 2006, 2005 and 2004:

		Year Ended December 31,
Investee	Liquidity	2006	2005	2004

GELS	(1)	$27,640,603	$25,751,277	$17,695,686
GED	(2)	33,856,614	20,855,652	27,901,912
GRV	(3)	8,751,105	12,266,713	17,918,978
GTT	(4)	5,772,087	7,942,939	8,501,811

Total		$76,020,409	$66,816,581	$72,018,387

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2006, redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made semi-annually with 45 days notice, or at the sole discretion of the Managing Member.

(3)	Effective January 1, 2006, redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(4)	Effective January 1, 2006, redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member. Prior to January 1, 2006, redemptions could be made semi-annually with 60 days notice, (prior to the redemption date), or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 2 – Investments (continued)

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at December 31, 2006, 2005 and 2004. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	2006		2005		2004
	Management	Incentive	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee	fees	fee

GELS	1.60%	19.91%	1.50%	19.94%	1.42%	20.00%
GED	1.51%	19.91%	1.47%	19.92%	1.43%	19.94%
GRV	1.64%	20.98%	1.65%	20.88%	1.57%	20.76%
GTT	2.11%	21.71%	2.02%	20.63%	2.05%	20.46%

The Advisors’ management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company’s investments in the Investees at December 31, 2006 and 2005:

Investee	12/31/2006	12/31/2005

GELS	$193,158,402	$241,980,239
GED	178,904,875	236,665,601
GRV	90,318,077	282,956,248
GTT	92,615,655	187,696,720

Total	$554,997,009	$949,298,808

Note 3 – Fees

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

During the year ended December 31, 2006, the Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.06% to 0.09% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. During the year ended December 31, 2005, the Company paid a monthly administration fee to SEI in the range of 0.07% to 0.10%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the year ended December 31, 2006, 2005 and 2004, the administration fee charged at the Investee level totaled $511,676, $713,242 and $1,960,131, respectively.

Prior to February 9, 2007, the Managing Member served as the administrator of the Company. The Managing Member (in its capacity as administrator of the Company) and the Company entered into an agreement with SEI, as of March 1, 2004, pursuant to which SEI served as the sub-administrator of the Company. Effective as of February 9, 2007, the Managing Member ceased to serve as the administrator of the Company and the Company entered into an administration agreement with SEI pursuant to which SEI became the administrator of the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Note 5 – Related parties

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at December 31, 2006 and 2005.

Included in the Redemptions payable on the Balance Sheet at December 31, 2006 and 2005 were redemptions due to the managing member of $2,888,230 and $2,615,216, respectively.

Goldman, Sachs & Co. (“GS&Co.”), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS&Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member owned less than 1% of the Company’s equity at December 31, 2006, 2005 and 2004.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 6 – Borrowing facility

On June 30, 2006, the credit facility, which was entered into on November 24, 2004, was terminated, and the Company entered into a 364 day credit facility with a new financial institution. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 10.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at December 31, 2006.

On November 24, 2004, the Company entered into a five year credit facility with a major financial institution. From January 3, 2006 through June 29, 2006, the Company could have requested to borrow up to $80,000,000, at the discretion of the financial institution. Prior to January 3, 2006, the Company could request to borrow up to $40,000,000, at the discretion of the financial institution. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000, at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed could not exceed 10% of the Company’s net asset value and at all other times the aggregate amount borrowed could not exceed 15% of the Company’s net asset value. The effective interest rate on borrowed amounts equaled LIBOR plus 0.85%. The Company also paid an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $80,000,000. The administration and structuring fee and the interest related to borrowing are included in Interest expense on the Statement of Operations.

Note 7 – New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of effective date. Based on its ongoing analysis, the Managing Member is not aware of a material impact to the Company’s financial statements as a result of the adoption of FIN 48. However, the Managing Member’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analysis of tax laws, regulations and interpretations thereof.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption if FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, the Managing Member is evaluating the implications of FAS 157 and its impact in the financial statements has not yet been determined.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 8 – Members’ equity

At December 31, 2006 and 2005, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units and effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the year ended December 31, 2006 and 2005 are as follows:

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Units	Amount	Units	Amount	Units	Amount

Share Class Conversion Class A
Series 1	1,747,528.47	$219,744,215	911,205.28	$109,573,710	4,493,143.70	$512,003,655
Series 2	—	—	(687.41)	(71,818)	(415,994.14)	(44,920,761)
Series 3	—	—	(83,221.74)	(8,734,155)	(752,365.57)	(80,402,510)
Series 4	—	—	(12,734.34)	(1,346,355)	(879,574.26)	(94,683,681)
Series 5	—	—	(17,500.00)	(1,850,110)	(654,391.41)	(69,753,438)
Series 6	—	—	(298,400.00)	(31,325,187)	(836,120.00)	(86,760,878)
Series 7	—	—	(412,100.00)	(42,863,013)	(1,210,045.71)	(125,529,478)
Series 8	—	—	(231,250.00)	(23,383,072)	(86,289.39)	(9,029,305)
Series 9	(210,475.70)	(22,009,240)	—	—	(8,313.51)	(845,096)
Series 10	(494,654.82)	(52,022,308)	—	—	(774.64)	(78,508)
Series 11	(303,250.00)	(31,573,596)	—	—	—	—
Series 12	(263,000.00)	(27,533,177)	—	—	—	—
Series 13	(279,367.65)	(29,690,733)	—	—	—	—
Series 14	(276,499.99)	(29,272,927)	—	—	—	—
Series 15	(128,500.00)	(13,455,578)	—	—	—	—
Series 16	(52,500.00)	(5,421,351)	—	—	—	—
Series 17	(10,000.00)	(1,023,103)	—	—	—	—
Series 18	(51,262.50)	(5,179,803)	—	—	—	—
Series 19	(12,000.00)	(1,233,270)	—	—	—	—
Series 20	(13,100.00)	(1,329,129)	—	—

	(347,082.19)	$—	(144,688.21)	$—	(350,724.93)	$—

Subscriptions Class A
Series 1	—	$—	—	$—	182,499.95	$20,796,273
Series 2	—	—	—	—	687.41	68,741
Series 3	—	—	—	—	83,221.74	8,322,174
Series 4	—	—	—	—	12,734.34	1,273,434
Series 5	—	—	—	—	17,500.00	1,750,000
Series 6	—	—	—	—	298,400.00	29,840,000
Series 7	—	—	—	—	412,100.00	41,210,000
Series 8	—	—	—	—	231,250.00	23,125,000
Series 9	—	—	244,566.36	24,456,636	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Units	Amount	Units	Amount	Units	Amount

Note 8 – Members’ equity (continued)
Series 10	—	—	546,895.41	54,689,541	—	—
Series 11	—	—	313,250.00	31,325,000	—	—
Series 12	—	—	282,000.00	28,200,000	—	—
Series 13	—	—	305,217.66	30,521,766	—	—
Series 14	—	—	294,000.00	29,400,000	—	—
Series 15	—	—	128,500.00	12,850,000	—	—
Series 16	—	—	52,500.00	5,250,000	—	—
Series 17	—	—	10,000.00	1,000,000	—	—
Series 18	—	—	51,262.50	5,126,250	—	—
Series 19	—	—	12,000.00	1,200,000	—	—
Series 20	—	—	13,100.00	1,310,000	—	—
Series 21	20,000.00	2,000,000	—	—	—	—
Series 22	126,060.00	12,606,000	—	—	—	—
Series 23	17,500.00	1,750,000	—	—	—	—
Series 24	16,500.00	1,650,000	—	—	—	—
Series 25	26,000.00	2,600,000	—	—	—	—
Series 26	5,000.00	500,000	—	—	—	—
Series 27	19,000.00	1,900,000	—	—	—	—
Series 28	79,750.00	7,975,000	—	—	—	—
Series 29	20,000.00	2,000,000	—	—	—	—
Series 30	6,020.00	602,000	—	—	—	—
Series 31	39,000.00	3,900,000	—	—	—	—
Series 32	44,000.00	4,400,000	—	—	—	—

Total	418,830.00	$41,883,000	2,253,291.93	$225,329,193	1,238,393.44	$126,385,622

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Units	Amount	Units	Amount	Units	Amount

Redemptions
Class A
Series 1	1,650,633.46	$217,648,572	3,549,600.61	$441,034,885	1,321,377.58	$157,329,006
Series 9	—	—	34,090.66	3,553,991	—	—
Series 10	—	—	52,240.59	5,492,810	—	—
Series 11	—	—	10,000.00	1,041,174	—	—
Series 12	—	—	19,000.00	1,989,089	—	—
Series 13	—	—	25,850.01	2,747,295	—	—
Series 14	—	—	17,500.01	1,852,717	—	—

	1,650,633.46	$217,648,572	3,708,281.88	$457,711,961	1,321,377.58	$157,329,006

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 8 – Members’ equity (continued)

At December 31, 2006, 2005 and 2004, members’ equity consists of the following:

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Units	Amount	Units	Amount	Units	Amount

Non-managing members
Class A
Series 1	4,509,409.53	$618,241,552	4,412,514.52	$554,854,668	7,050,909.85	$847,881,523
Series 2	—	—	—	—	687.41	71,818
Series 3	—	—	—	—	83,221.74	8,734,155
Series 4	—	—	—	—	12,734.34	1,346,355
Series 5	—	—	—	—	17,500.00	1,850,110
Series 6	—	—	—	—	298,400.00	31,325,187
Series 7	—	—	—	—	412,100.00	42,863,013
Series 8	—	—	—	—	231,250.00	23,383,072
Series 9	—	—	210,475.70	22,009,240	—	—
Series 10	—	—	494,654.82	52,022,308	—	—
Series 11	—	—	303,250.00	31,573,596	—	—
Series 12	—	—	263,000.00	27,533,177	—	—
Series 13	—	—	279,367.65	29,690,733	—	—
Series 14	—	—	276,499.99	29,272,927	—	—
Series 15	—	—	128,500.00	13,455,578	—	—
Series 16	—	—	52,500.00	5,421,351	—	—
Series 17	—	—	10,000.00	1,023,103	—	—
Series 18	—	—	51,262.50	5,179,803	—	—
Series 19	—	—	12,000.00	1,233,270	—	—
Series 20	—	—	13,100.00	1,329,129	—	—
Series 21	20,000.00	2,180,597	—	—	—	—
Series 22	126,060.00	13,362,621	—	—	—	—
Series 23	17,500.00	1,846,363	—	—	—	—
Series 24	16,500.00	1,713,051	—	—	—	—
Series 25	26,000.00	2,660,197	—	—	—	—
Series 26	5,000.00	521,404	—	—	—	—
Series 27	19,000.00	1,990,075	—	—	—	—
Series 28	79,750.00	8,361,171	—	—	—	—
Series 29	20,000.00	2,081,244	—	—	—	—
Series 30	6,020.00	630,689	—	—	—	—
Series 31	39,000.00	4,025,172	—	—	—	—
Series 32	44,000.00	4,460,338	—	—	—	—

Subtotal	4,928,239.53	$662,074,474	6,507,125.18	$774,598,883	8,106,803.34	$957,455,233

Managing member		—		—		—

Total members’ equity		$662,074,474		$774,598,883		$957,455,233

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 9 – Financial highlights

Financial highlights for the Company for the year ended December 31, 2006, 2005, 2004 are as follows:

	2006	2005	2004
	Class A	Class A	Class A
	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$125.75	$120.25	$113.95
Income from operations:
Net trading profit/(loss)	13.67	7.44	8.30
Net investment income/(loss)(1)(2)	(2.32)	(1.94)	(2.00)

Total income/(loss) from operations	11.35	5.50	6.30

Net asset value, end of period	$137.10	$125.75	$120.25

Ratios to average net assets(3)
Expenses	1.36%	1.36%	1.48%
Incentive allocation	0.46%	0.22%	0.28%

Total expenses and incentive allocation	1.82%	1.58%	1.76%

Net investment income/(loss)	(1.76)%	(1.57)%	(1.71)%

Total return (prior to incentive allocation)(4)	9.51%	4.79%	5.83%
Incentive allocation(4)	(0.48)%	(0.22)%	(0.30)%

Total return(4)	9.03%	4.57%	5.53%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per share value of each component for the period by the net asset value per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions.

The per share operating performance, expense ratio and total return are calculated and presented for the initial series of each share class.

Note 10 – Subsequent events

Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were collapsed into Class A Series 1 units, as provided in the Company’s private placement memorandum.