Form 10-Q
period 2007-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2007-05-15
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

The Registrant had 4,802,665 Units of Limited Liability Company Interests outstanding as of May 15, 2007.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2007 and December 31, 2006

	(Unaudited)			(Audited)
	2007			2006
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$242,863,460	36.29%	35.06%	$243,737,514	36.81%	35.54%
Goldman Sachs Global Event Driven, LLC	246,120,990	36.77%	35.53%	240,699,867	36.36%	35.10%
Goldman Sachs Global Relative Value, LLC	104,280,095	15.58%	15.05%	98,479,997	14.87%	14.36%
Goldman Sachs Global Tactical Trading, LLC	100,204,460	14.97%	14.47%	103,332,963	15.61%	15.07%

Total investments (cost $544,835,658 and $554,997,009, respectively)	$693,469,005	103.61%	100.11%	$686,250,341	103.65%	100.07%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $23,430,775 at March 31, 2007 and Redemptions payable in the amount of $23,701,199 at December 31, 2006.

The Company’s proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members’ equity at March 31, 2007 and December 31, 2006. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members’ equity.

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees was not available from certain Investees at March 31, 2007 and December 31, 2006. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2007 and December 31, 2006

	(Unaudited)	(Audited)
	2007	2006

ASSETS
Assets:
Investments (cost $544,835,658 and $554,997,009, respectively)	$693,469,005	$686,250,341
Cash and cash equivalents	1,609,118	1,224,850

Total assets	$695,078,123	$687,475,191

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$23,430,775	$23,701,199
Due to managing member	2,132,103	1,415,426
Due to bank	61,659	15,592
Accounts payable and accrued liabilities	155,671	268,500

Total liabilities	25,780,208	25,400,717
Members’ equity (units outstanding 4,731,665.31 and 4,928,239.53, respectively)	669,297,915	662,074,474

Total liabilities and members’ equity	$695,078,123	$687,475,191

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$520,664,568	$530,821,142
Accumulated net unrealized profit/(loss)	$148,633,347	$131,253,332

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2007 and 2006

	2007	2006

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$7,838,649	$64,413,708
Changed in unrealized profit/(loss)	17,380,015	(20,578,476)

Net trading profit/(loss)	25,218,664	43,835,232
Interest income	39,528	211,372
Expenses:
Management fee	2,102,103	2,553,250
Professional fees	89,026	103,089
Interest expense	46,067	116,177
Miscellaneous expenses	15,510	33,626

Total expenses	2,252,706	2,806,142

Net investment income/(loss)	(2,213,178)	(2,594,770)

Net income/(loss)	23,005,486	41,240,462
Less: Incentive allocation to the managing member	1,150,274	2,062,023

Net income/(loss) available for pro-rata allocation to members	$21,855,212	$39,178,439

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2007 (Unaudited)
and the year ended December 31, 2006 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Balance at December 31, 2006	—	4,928,239.53	662,074,474	662,074,474
Subscriptions	—	47,605.00	4,760,500	4,760,500
Redemptions	—	(145,063.51)	(20,542,545)	(20,542,545)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	1,150,274	—	—	1,150,274
Pro-rata allocation	—	—	21,855,212	21,855,212

Balance at March 31, 2007	$1,150,274	4,731,665.31	$668,147,641	$669,297,915

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net income/(loss)	$23,005,486	$41,240,462
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(14,000,000)	(14,000,000)
Proceeds from sales of investments	32,000,000	365,000,000
Realized (profit)/loss from sales of investments	(7,838,649)	(64,413,708)
Change in unrealized (profit)/loss	(17,380,015)	20,578,476
Increase/(decrease) in operating liabilities:
Due to managing member	716,677	(601,941)
Accounts payable and accrued liabilities	(112,829)	(230,622)

Net cash from operating activities	16,390,670	347,572,667

Cash flows from financing activities
Subscriptions	4,760,500	16,356,000
Redemptions	(20,812,969)	(347,523,596)
Proceeds from loan	46,067	77,515,708
Repayments of loan	—	(77,504,778)

Net cash from financing activities	(16,006,402)	(331,156,666)

Net change in cash and cash equivalents	384,268	16,416,001
Cash and cash equivalents at beginning of period	1,224,850	706,812

Cash and cash equivalents at end of period	$1,609,118	$17,122,813

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$—	$105,247

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 1 – Significant accounting policies

Organization and basis of financial statements

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company. During the year ended December 31, 2006, the Company changed its exemption status with the Commodity Futures Trading Commission from Section 4.7 to Section 4.13(a)(4).

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

Consolidation

During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company’s ownership in the Investees at March 31, 2007 and December 31, 2006:

	March 31, 2007
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	Investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$242,863,460	$819,429,584	29.64%	$883,506,037	27.49%
GED	246,120,990	944,004,454	26.07%	990,913,417	24.84%
GRV	104,280,095	326,953,323	31.89%	349,861,932	29.81%
GTT	100,204,460	233,290,762	42.95%	260,828,095	38.42%

Total	$693,469,005

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 1 – Significant accounting policies (continued)

	December 31, 2006
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,737,514	$834,038,536	29.22%	$885,765,989	27.52%
GED	240,699,867	917,260,045	26.24%	958,045,903	25.12%
GRV	98,479,997	314,304,435	31.33%	340,185,617	28.95%
GTT	103,332,963	244,658,889	42.24%	287,382,985	35.96%

Total	$686,250,341

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)	The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at March 31, 2007 and December 31, 2006, respectively.

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

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member’s capital account bears to the total balance of all members’ capital accounts. The managing member receives an annual incentive allocation equal to 5.0% of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 1 – Significant accounting policies (continued)

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

The managing member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 2 – Investments (continued)

The following table summarizes the Company’s Equity in earnings of investees for the three months ended March 31, 2007 and 2006:

		Three Months Ended March 31,
Investee	Liquidity	2007	2006

GELS	(1)	$8,125,946	$18,923,299
GED	(2)	12,421,123	13,966,386
GRV	(2)	3,800,098	7,534,203
GTT	(3)	871,497	3,411,344

Total		$25,218,664	$43,835,232

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

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

Goldman Sachs Global Tactical Trading, LLC

GTT seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 2 – Investments (continued)

conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at March 31, 2007 and 2006. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	March 31, 2007		March 31, 2006
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee

GELS	1.56%	19.98%	1.58%	19.93%
GED	1.52%	19.92%	1.51%	19.91%
GRV	1.55%	21.75%	1.59%	20.88%
GTT	2.17%	21.92%	2.06%	21.12%

The Advisors’ management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company’s investments in the Investees at March 31, 2007 and December 31, 2006:

Investee	March 31, 2007	December 31, 2006

GELS	$186,987,901	$193,158,402
GED	175,218,448	178,904,875
GRV	93,126,914	90,318,077
GTT	89,502,395	92,615,655

Total	$544,835,658	$554,997,009

Note 3 – Fees

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.06% to 0.09% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended March 31, 2007 and 2006, the administration fee charged at the Investee level totaled $88,899 and $143,284, respectively.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 4 – Risk Management

In the ordinary course of business, GS HFS, in its capacity as managing member of the Company and the Investees, attempts to manage a variety of risks, including market, credit and operational risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. GS HFS monitors risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as managing member of the Company and the Investees, monitors the Company’s exposure to market risk through various analytical techniques.

The Company invests in the Investees, and may from time to time redeem its membership units of the Investees. The Investees, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract. GS HFS, in its capacity as managing member of the Investees, has formal credit-review policies to monitor the Company’s counterparty risk.

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of mitigating the Company’s operational risk.

Note 5 – Related parties

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at March 31, 2007 and December 31, 2006.

Included in the Redemptions payable on the Balance Sheet at March 31, 2007 and December 31, 2006 were redemptions due to the managing member of $2,888,230.

Goldman, Sachs & Co. (“GS & Co”.), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member owned less than 1% of the Company’s equity at March 31, 2007 and December 31, 2006.

Note 6 – Borrowing facility

On June 30, 2006, the Company entered into a 364 day credit facility with a major financial institution. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 10.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at March 31, 2007 or December 31, 2006. Included in Due to bank on the Statement of Assets and Liabilities are amounts owed for interest and commitment fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 7 – New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of effective date. Based on its ongoing analysis, the Managing Member determined that the adoption of FIN 48 did not have a material impact to the Company’s financial statements. However, the Managing Member’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analysis of tax laws, regulations and interpretations thereof.

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

Note 8 – Members’ equity

At March 31, 2007 and December 31, 2006, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units, as provided in the Company’s private placement memorandum. Effective January 1, 2006, Class A Series 9 through

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 8 – Members’ equity (continued)

Class A Series 20 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the three months ended March 31, 2007 and the year ended December 31, 2006 are as follows:

	Three months ended March 31, 2007		Year ended December 31, 2006
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	319,714.29	$43,832,922	1,747,528.47	$219,744,215
Series 9	—	—	(210,475.70)	(22,009,240)
Series 10	—	—	(494,654.82)	(52,022,308)
Series 11	—	—	(303,250.00)	(31,573,596)
Series 12	—	—	(263,000.00)	(27,533,177)
Series 13	—	—	(279,367.65)	(29,690,733)
Series 14	—	—	(276,499.99)	(29,272,927)
Series 15	—	—	(128,500.00)	(13,455,578)
Series 16	—	—	(52,500.00)	(5,421,351)
Series 17	—	—	(10,000.00)	(1,023,103)
Series 18	—	—	(51,262.50)	(5,179,803)
Series 19	—	—	(12,000.00)	(1,233,270)
Series 20	—	—	(13,100.00)	(1,329,129)
Series 21	(20,000.00)	(2,180,597)	—	—
Series 22	(126,060.00)	(13,362,621)	—	—
Series 23	(17,500.00)	(1,846,363)	—	—
Series 24	(16,500.00)	(1,713,051)	—	—
Series 25	(26,000.00)	(2,660,197)	—	—
Series 26	(5,000.00)	(521,404)	—	—
Series 27	(19,000.00)	(1,990,075)	—
Series 28	(79,750.00)	(8,361,171)	—	—
Series 29	(20,000.00)	(2,081,244)	—	—
Series 30	(6,020.00)	(630,689)	—	—
Series 31	(39,000.00)	(4,025,172)	—	—
Series 32	(44,000.00)	(4,460,338)	—	—

Total	(99,115.71)	$—	(347,082.19)	$—

Subscriptions
Class A
Series 21	—	$—	20,000.00	$2,000,000
Series 22	—	—	126,060.00	12,606,000
Series 23	—	—	17,500.00	1,750,000
Series 24	—	—	16,500.00	1,650,000
Series 25	—	—	26,000.00	2,600,000
Series 26	—	—	5,000.00	500,000

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 8 – Members’ equity (continued)

	Three months ended March 31, 2007		Year ended December 31, 2006
	Units	Amount	Units	Amount

Series 27	—	$—	19,000.00	$1,900,000
Series 28	—	—	79,750.00	7,975,000
Series 29	—	—	20,000.00	2,000,000
Series 30	—	—	6,020.00	602,000
Series 31	—	—	39,000.00	3,900,000
Series 32	—	—	44,000.00	4,400,000
Series 33	10,000.00	1,000,000	—	—
Series 34	10,010.00	1,001,000	—	—
Series 35	27,595.00	2,759,500	—	—

Total	47,605.00	$4,760,500	418,830.00	$41,883,000

Redemptions
Class A
Series 1	145,063.51	$20,542,545	1,650,633.46	$217,648,572

Total	145,063.51	$20,542,545	1,650,633.46	$217,648,572

At March 31, 2007 and December 31, 2006, members’ equity consists of the following:

	March 31, 2007		December 31, 2006
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Non-managing members
Class A
Series 1	4,684,060.31	$663,313,120	4,509,409.53	$618,241,552
Series 21	—	—	20,000.00	2,180,597
Series 22	—	—	126,060.00	13,362,621
Series 23	—	—	17,500.00	1,846,363
Series 24	—	—	16,500.00	1,713,051
Series 25	—	—	26,000.00	2,660,197
Series 26	—	—	5,000.00	521,404
Series 27	—	—	19,000.00	1,990,075
Series 28	—	—	79,750.00	8,361,171
Series 29	—	—	20,000.00	2,081,244
Series 30	—	—	6,020.00	630,689
Series 31	—	—	39,000.00	4,025,172
Series 32	—	—	44,000.00	4,460,338
Series 33	10,000.00	1,032,898	—	—
Series 34	10,010.00	1,017,848	—	—
Series 35	27,595.00	2,783,775	—	—

Subtotal	4,731,665.31	$668,147,641	4,928,239.53	$662,074,474

Managing member		1,150,274		—

Total members’ equity		$669,297,915		$662,074,474

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 9 – Financial highlights

Financial highlights for the Company for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	Class A	Class A
	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$137.10	$125.75
Income from operations:
Net trading profit/(loss)	5.20	7.04
Net investment income/(loss)(1)(2)	(0.69)	(0.75)

Total income/(loss) from operations	4.51	6.29

Net asset value, end of period	$141.61	$132.04

Ratios to average net assets(3)
Expenses	1.34%	1.36%
Incentive allocation	0.17%	0.25%

Total expenses and incentive allocation	1.51%	1.61%

Net investment income/(loss)	(1.49)%	(1.51)%

Total return (prior to incentive allocation)(4)	3.46%	5.28%
Incentive allocation(4)	(0.17)%	(0.27)%

Total return(4)	3.29%	5.01%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per share value of each component for the period by the net asset value per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions.

The per share operating performance, expense ratio and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2007, the Company had total assets of $695,078,123 compared with total assets of $687,475,191 as of December 31, 2006. Total liabilities of the Company were $25,780,208 as of March 31, 2007 compared with $25,400,717 as of December 31, 2006. Member’s equity of the Company was $669,297,915 as of March 31, 2007 compared with $662,074,474 as of December 31, 2006.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following presents a summary of the operations for the three months ended March 31, 2007 and for the three months ended March 31, 2006, and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three Months Ended March 31, 2007

The Company’s net trading profit/(loss) for the three months ended March 31, 2007 was $25,218,664 compared to the three month period ended March 31, 2006 of $43,835,232.

Overview

The Company was designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven.

Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the first quarter of 2007, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the event driven sector. Special situations and mergers and acquisitions-related strategies were the largest contributors. Although positive for the first quarter, the tactical trading sector experienced losses in a number of markets as a result of extreme volatility across global equity markets. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of March 31, 2007 as well as each Investment Fund’s net return for the three months ended March 31, 2007.

	Portfolio Weight	Portfolio Weight as	Three Months Ended
	as a % of	a % of Adjusted	March 31, 2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	36.29%	35.06%	3.46%
GED	36.77%	35.53%	5.35%
GRV	15.58%	15.05%	3.82%
GTT	14.97%	14.47%	0.88%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $23,430,775 that was payable at March 31, 2007.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2007, the Company’s Class A Series 1 Units returned 3.29% net of fees and incentive allocation.

The Investment Funds

Each of the four Investment Funds’ performance during the three months ended March 31, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2007, GELS represented approximately 35% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2007. GELS returned 3.46% for Class C Series 1 units for the three months ended March 31, 2007.

Global equity markets were very volatile during the first quarter of 2007, with the MSCI World Index up 2.50%. In late February, a Chinese-led global sell-off erased the gains experienced in 2007 so far for most indices. European equities were subsequently the strongest of the major developed markets, leading global equity markets back into positive territory after the February sell-off. For the first quarter of 2007, the MSCI Europe Index, hedged to U.S. dollars, rose 3.11% while the Nikkei 225 finished up 2.13%, and the S&P 500 finished up 0.64%. Select emerging markets did very well during the first quarter of 2007, as China’s A and B share markets rose 18.89% and 36.65%, respectively, despite the February sell-off. The rise in European and Chinese equities positively impacted several GELS Advisors who held long positions in those markets.

In the U.S., small capitalization stocks performed well, with the Russell 2000 Index up 1.95%. This benefited several GELS Advisors with significant small capitalization exposure. Retail stocks were strong, as shown by the Morgan Stanley Retail Index’s 6.35% gain for the first quarter of 2007. Energy and material stocks were strong performers, profiting from continued high commodity prices. The majority of GELS Advisors were net long these sectors and benefited from this exposure.

The European equity markets experienced the most gains among developed world countries in local currency terms due to an improving economic outlook for much of the Euro zone. The three major regional indices, the FTSE 100, the French CAC, and the German DAX, finished the first quarter up 1.40%, 1.67%, and 4.85%, respectively.

In Japan, equity markets rose modestly, with small capitalization stocks outperforming the broader market as shown by the TOPIX Small-Cap’s return of 2.98%. Japanese REITs were particularly strong during the first quarter of 2007, while Japanese banking and asset management stocks were weak. GELS Advisors with exposure to Japan were negatively affected by their exposure to banking and asset management stocks during the first quarter of 2007.

Approximately half of GELS’ net exposure was outside the U.S. in the first quarter of 2007, with Europe and Asia comprising the majority of the non-U.S. exposure. GELS Advisors with significant consumer, energy and materials exposure were generally the largest contributors to GELS Advisors’ performance in the first quarter of 2007. GELS Advisors with exposure to Japan and select emerging markets were the largest performance detractors in the first quarter of 2007.

Goldman Sachs Global Event Driven, LLC

As of March 31, 2007, GED represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2007. GED returned 5.35% for Class C Series 1 units for the three months ended March 31, 2007.

GED experienced strong gains in the first quarter of 2007, despite increased volatility across the global equity markets. After nine consecutive months of gains the global equity markets suffered a sudden and sharp sell-off in late February when Shanghai’s main stock index plunged 9% as a result of among other things general profit taking and concerns about government action to curb illegal trading. More turbulence followed when sub-prime mortgage providers in the U.S. experienced trouble as delinquencies and foreclosures rose sharply. However, similar to the trend witnessed in mid-2006, markets recovered quickly from their lows, with many major equity indices ending the first quarter of 2007 in positive territory. The high yield market registered its ninth consecutive month of gains in March, though not without some volatility in the second half of the first quarter as credit spreads widened in conjunction with equity markets. Special situations activity and mergers and acquisitions-related situations were the largest contributors to returns by GED Advisors, while equity and credit hedges were the largest detractors from GED Advisors’ performance in the first quarter of 2007.

In the first quarter of 2007, global mergers and acquisitions activity showed no signs of slowing down from 2006, as announced activity reached approximately $1.2 trillion for the first three months. The credit markets continued to be extremely accommodative, as both leveraged loan and high yield issuance remained robust, with $183 billion and $47 billion of issuance, respectively. Specifically, GED Advisors benefited from exposure to power generation and distribution companies. Europe also experienced robust activity in the first quarter of 2007, benefiting several GED Advisors, although others suffered losses from exposure to a German utility.

The high yield market, as measured by the Merrill Lynch High Yield Master II Index, was up over 2.72% in the first quarter of 2007. Several GED Advisors benefited from short exposure to the sub-prime mortgage market as the entire sector came under pressure given increased concerns about the decline in housing prices and the financial health of the sub-prime borrower market. Lastly, some GED Advisors were negatively affected as airline credits traded down in response to rising oil prices and reduced enthusiasm for consolidation in the industry.

Goldman Sachs Global Relative Value, LLC

As of March 31, 2007, GRV represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2007. GRV returned 3.82% for Class C Series 1 units for the three months ended March 31, 2007.

GRV Advisors focused on equity market neutral strategies delivered strong results for the first quarter of 2007. This strong performance was driven primarily by gains in European, U.S., and Japanese stock selection models.

GRV Advisors implementing a multi-strategy approach also contributed significantly to GRV’s performance during the first quarter of 2007, due to convertible bonds, event driven, emerging markets, and equity strategies.

GRV Advisors focused on volatility trading also produced strong results in the first quarter of 2007, driven primarily by long volatility positions in Asia, and options relative value trading in the U.S. Volatility spiked at the end of February, with the CBOE Volatility Index approaching 20 in early March, as investors showed concern over a number of factors including the declines in Chinese equities, the U.S. sub-prime market, and weak U.S. economic data. However, by the end of the first quarter of 2007, sentiment improved and the CBOE Volatility Index traded back down to 12.

GRV Advisors implementing strategies based on fixed income trading were consistent performers throughout the first quarter of 2007. After a weak start to the first quarter, the U.S. Treasury market experienced a rally as the 10-year bond yield declined to 4.64%. Yield curve positions in the U.S. and Europe, as well as U.S. municipal bond arbitrage strategies, contributed to positive returns by GRV Advisors. Quantitatively driven strategies were flat during the first quarter of 2007, moderating gains from discretionary trading strategies.

During the first quarter of 2007, GRV Advisors implementing strategies based on credit relative value experienced gains in structured credit trading and individual long/short company credit selection as increased corporate activity resulted in specific security opportunities. However, some credit GRV Advisors experienced negative performance, primarily from credit selection strategies and long credit spread bias.

GRV Advisors focused on emerging market relative value strategies delivered positive performance in the first quarter of 2007, driven by profits from active trading in local markets debt and foreign exchange trading, primarily through exposure in Brazil, Ecuador, and Argentina.

Equity market neutral strategies returned 4.49% and contributed 0.92% to GRV’s gross income for the quarter ended March 31, 2007. Multi-strategies returned 5.04% and contributed 1.27% to GRV’s gross income for the quarter ended March 31, 2007. Volatility strategies returned 7.21% and contributed 0.72% to GRV’s gross income for the quarter ended March 31, 2007. Fixed income arbitrage strategies returned 2.09% and contributed 0.52% to GRV’s gross income for the quarter ended March 31, 2007. Credit relative value strategies returned 3.37% and contributed 0.26% to GRV’s gross income for the quarter ended March 31, 2007. Emerging markets relative value strategies returned 3.14% and contributed 0.35% to GRV’s gross income for the quarter ended March 31, 2007.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2007, GTT represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after March 31, 2007. GTT returned 0.88% for Class C Series 1 units for the three months ended March 31, 2007.

The first quarter of 2007 was positive overall for GTT. January proved to be broadly successful, with most GTT Advisors finishing the month net positive. February and March proved more difficult as macroeconomic events yielded increased market volatility, causing losses in a number of markets.

Fixed income trading was modestly positive during the first quarter of 2007. Gains made in Europe were mostly offset by losses from the U.S. and Japan. Markets experienced fairly high volatility, with little definitive direction. In light of a general economic slowdown, the U.S. market struggled to gauge the future path of the Federal Reserve’s monetary policy. However, views in Europe and Japan were mostly bullish, with expectation of further rate hikes. Short European fixed income positions generated strong profits early in the first quarter of 2007 for most GTT Advisors. However, short-biased trading in Japan suffered losses in January after the Bank of Japan surprised the market by maintaining the short-term rate. As global bond markets broadly recovered in February, many GTT Advisors returned prior gains. Fixed income trading continued to be difficult going into March, during which markets again declined.

Equities trading posted flat performance across most major markets for the first quarter of 2007. Global equities continued to rally in January, with the Dow Jones Industrial Average setting new records, and the S&P 500, European and Asian indices near their highs experienced in 2000. However, an 8.8% 1-day plunge in Chinese markets on February 27 triggered a global sell-off. Many GTT Advisors were broadly long positioned and returned most of the profits generated in the early half of the first quarter of 2007. GTT Advisors who subsequently reduced risk due to the increased volatility failed to fully capture the quarter-end rally spurred by Federal Reserve’s indication that it was no longer leaning toward higher rates.

Foreign exchange trading detracted from the returns of GTT Advisors during the first quarter of 2007, with losses predominantly driven by developed market currency trading. GTT Advisors maintained mixed positions in the major currency pairs for the majority of the first quarter of 2007 due to continued uncertainty in the markets. With the U.S. dollar sustaining a downward trend beginning in February, some GTT Advisors were able to capitalize on the move, while others failed to realize significant gains due to low risk exposures. Short Japanese yen positions against the other major currencies suffered material losses, however, the Japanese yen appreciated strongly at February month-end as investors unwounded risky investments following the global equity plunge. Some GTT Advisors who had benefited from long emerging market currencies in the first half of the first quarter of 2007 experienced losses at the end of February as a “flight to quality” led to a tumble in emerging markets.

Commodities trading was marginally positive for the first quarter of 2007. After a strong start to the year, the corn market reversed significantly during March, in part due to weather related conditions, but more importantly, due to a report released by the Department of Agriculture that projected unexpectedly high corn acreage. As a result, long exposures to grains maintained by a number of commodities-focused GTT Advisors returned most previous gains. Energy markets also proved volatile during the first quarter of 2007, with crude oil experiencing large swings in the $50 to $65 range. However, natural gas moved within a narrow price range. Energy trading from the short side was challenged by substantial market recovery substantially after mid-January. Precious and industrial metals trading posted net flat performance for the first quarter of 2007.

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

	Portfolio Weight	Portfolio Weight as	Three Months Ended
	as a % of	a % of Adjusted	March 31, 2006
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	36.13%	32.81%	7.45%
GED	35.26%	32.01%	5.53%
GRV	21.21%	19.26%	4.93%
GTT	15.55%	14.11%	2.99%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $76,617,985 that was payable at March 31, 2006.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Global equity markets were very strong during the first quarter of 2006, with the MSCI World Index up 6.60%. European equities were the strongest of the major developed markets. For the quarter, the MSCI Europe hedged to U.S. dollars rose 8.62% while the Nikkei 225 finished up 6.79%, and the S&P 500 finished up 4.21%. Emerging markets did particularly well during the first quarter, as the MSCI Emerging Markets Index (local) rose 9.57%, while India’s Sensex rose 20.03%. The rise in emerging markets positively impacted several GELS Advisors who held long positions in those markets.

In the U.S., small capitalization stock outperformed, with the Russell 2000 Index up 13.94%. This benefited several GELS Advisors with significant small capitalization exposure. Value stocks outperformed growth stocks in the first quarter, with the value components of the Russell 1000 Index outperforming the growth components by 284 basis points. Technology stocks were strong as shown by the NASDAQ’s 6.37% gain for the first quarter. Energy and material stocks were among the better performers, buoyed by high commodity prices. The majority of GELS Advisors were net long these sectors and benefited from this exposure.

The European equity markets made the most gains among developed world countries in local currency terms due to an improving economic outlook for much of the Eurozone. The three major regional indices, the FTSE 100, the French CAC, and the German DAX, finished the first quarter up 6.15%, 10.72%, and 10.39%, respectively.

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

The high yield market, as measured by the Merrill Lynch High Yield Master II Index, was up over 2.87% for the first quarter of 2006, with lower quality credits outperforming higher quality names. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, tightened from 371 basis points at the end of 2005 to 313 basis points at the end of March 2006. The auto and airline industries continued to dominate the headlines. In general, GED

Advisors continued to seek investments in more senior parts of the capital structure while selectively focusing on distressed and bankrupt credits.

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

GTT’s profits in the first quarter of 2006 were generated from a diversified set of markets, with investors focused primarily on the issues of global growth, inflation, and the course of monetary policy in the world’s three largest economies — the U.S., Eurozone, and Japan.

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

Fixed income trading was a substantial contributor to returns the first quarter of 2006. Despite early losses in long positions in most regions, managers were able to shift positioning and profit from the trend toward higher global yields. Interest rates rose as investors anticipated that higher global growth and impending energy-driven inflation would force central banks in the world’s largest economies to raise interest rates. In the U.S. the market was acutely focused on the tightening path of the Federal Reserve and opinions of the new Chairman, Ben Bernanke. Short positions in Japan also proved to be profitable as the Bank of Japan abandoned its policy of quantitative easing, paving the way for higher interest rates.

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2007 and 2006

Interest Income

Interest income for the three months ended March 31, 2007 was $39,528 compared to the three months ended March 31, 2006 of $211,372. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three months ended March 31, 2007 was $2,102,103 compared to the three months ended March 31, 2006 of $2,553,250. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the decrease in the expense was due to the decrease in the Company’s net assets for the period ended March 31, 2007 compared to the same period in 2006.

Interest expense for the three months ended March 31, 2007 was $46,067 compared to the three months ended March 31, 2006 of $116,177. The decrease in interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to decreased levels of short-term borrowing during the period.

Professional fees for the three months ended March 31, 2007 were $89,026 compared to the three months ended March 31, 2006 of $103,089. The decrease in professional fees for the period ended March 31, 2007 was primarily due to reduced services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company.

Incentive Allocation

The Incentive Allocation for the three months ended March 31, 2007 was $1,150,274 compared to the three months ended March 31, 2006 of $2,062,023. The change in Incentive Allocation is due to the decrease in net income from operations for the period.

Liquidity and Capital Resources

The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy and to fund quarterly redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. Redemptions are permitted on a quarterly basis, and written notices of redemption must be delivered to the Company 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date. The Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through March 31, 2007. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

Certain investment positions in which the Investment Funds have a direct or indirect interest are illiquid. The Advisors may invest in restricted or non-publicly traded securities, securities on foreign exchanges and futures. These positions may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.

Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

The Company received subscriptions from new and existing investors of $4,760,500 during the three months ended March 31, 2007 and of $16,356,000 during the three months ended March 31, 2006.

The Company paid out redemptions of $20,812,969 during three the months ended March 31, 2007 and $347,523,596 during the three months ended March 31, 2006. The Company had Redemptions payable in the amount of $23,430,775 payable after March 31, 2007. The Company funded the redemptions made in 2006 and in January 2007 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand and the Company also used its old credit facility to fund January 2006 and April 2006 redemptions and its new credit facility to fund July 2006, October 2006 and January 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in January 2007 had a material adverse effect on the value of the Units or the performance of the Company. Although the Company may elect to borrow under its new credit facility (see below), including without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

The Company entered into a new credit facility (the “Credit Facility”) on June 30, 2006. As of March 31, 2007 and as of December 31, 2006, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has a final stated maturity of June 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the Credit Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Credit Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events; judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of March 31, 2007, the Company had Cash and cash equivalents on hand of $1,609,118. As of December 31, 2006, the Company had Cash and cash equivalents on hand of $1,224,850.

Investments as of March 31, 2007 were $693,469,005 as compared to $686,250,341 as of December 31, 2006. The increase was due to profits earned by the Company from the Investment Funds net of net redemptions made by the Company from the Investment Funds during the three months ended March 31, 2007.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2007 was $2,132,103 as compared to $1,415,426 as of December 31, 2006. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its ongoing analysis, the Managing Member determined that the adoption of FIN 48 did not have a material impact to the Company’s financial statements. However, the Managing Member’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

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

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2006 (the “Form 10-K”).

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of March 31, 2007 and as of December 31, 2006, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/Loss from January 1, 2007 to March 31, 2007 and from January 1, 2006 to December 31, 2006. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2007
			% of
	% of		Adjusted
	Members’		Members’		Fair Value/Value	Net Income
Investment Fund	Equity		Equity(5)		at Risk	(in millions)	Liquidity

GELS	36.29%		35.06%		$242,863,460	$8.1	(1)
GED	36.77%		35.53%		$246,120,990	$12.4	(2)
GRV	15.58%		15.05%		$104,280,095	$3.8	(2)
GTT	14.97%		14.47%		$100,204,460	$0.9	(3)

Total	103.61	%(4)	100.11	%(4)	$693,469,005	$25.2

	Year Ended December 31, 2006
			% of
	% of		Adjusted
	Members’		Members’		Fair Value/Value	Net Income
Investment Fund	Equity		Equity(5)		at Risk	(in millions)	Liquidity

GELS	36.81%		35.54%		$243,737,514	$27.6	(1)
GED	36.36%		35.10%		$240,699,867	$33.9	(2)
GRV	14.87%		14.36%		$98,479,997	$8.7	(2)
GTT	15.61%		15.07%		$103,332,963	$5.8	(3)

Total	103.65	%(4)	100.07	%(4)	$686,250,341	$76.0

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

(4)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(5)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $23,430,775 that was payable at March 31, 2007 and $23,701,199 that was payable at December 31, 2006.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflected a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT as of July 1, 2005 and which was implemented by the Managing Member gradually following July 1, 2005. As of January 1, 2006, the Managing Member made another tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 35% GELS, 35% GED, 15% GRV, and 15% GTT as of January 1, 2006 and which was implemented by the Managing Member effective January 1, 2006. These adjustments to the weights among the Investment Funds were based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The approximate weights of the Investment Funds were 35% GELS, 36% GED, 15% GRV and 14% GTT as of March 31, 2007 as a percentage of adjusted members’ equity which excluded redemptions paid after March 31, 2007. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to March 31, 2007, aggregate subscriptions totaled $4,760,500. Details of the sale of the series of Units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2007	Class A Series 33	10,000.00	2	$1,000,000
February 1, 2007	Class A Series 34	10,010.00	3	$1,001,000
March 1, 2007	Class A Series 35	27,595.00	7	$2,759,500

Total		47,605.00	12	$4,760,500

The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $20,812,969 during the three months ended March 31, 2007.

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

Forward-looking statements are typically identified by the use of terms such as “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “estimate”, “believe”, “continue”, “predict”, “potential” or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

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
Jennifer Barbetta
Managing Director and Chief Financial Officer

Date: May 15, 2007

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