Form 10-Q
period 2007-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2007-08-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

The Registrant had 4,707,440 Units of Limited Liability Company Interests outstanding as of August 14, 2007.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2007 and December 31, 2006

	(Unaudited)			(Audited)
	2007			2006
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$247,466,800	36.43%	34.79%	$243,737,514	36.81%	35.54%
Goldman Sachs Global Event Driven, LLC	254,337,013	37.45%	35.76%	240,699,867	36.36%	35.10%
Goldman Sachs Global Relative Value, LLC	103,876,555	15.30%	14.60%	98,479,997	14.87%	14.36%
Goldman Sachs Global Tactical Trading, LLC	104,274,692	15.35%	14.66%	103,332,963	15.61%	15.07%

Total investments (cost $539,481,625 and $554,997,009, respectively)	$709,955,060	104.53%	99.81%	$686,250,341	103.65%	100.07%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $32,058,148 at June 30, 2007 and Redemptions payable in the amount of $23,701,199 at December 31, 2006.

The Company’s proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members’ equity at June 30, 2007 and December 31, 2006. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members’ equity.

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees was not available from certain Investees at June 30, 2007 and December 31, 2006. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

June 30, 2007 and December 31, 2006

	(Unaudited)	(Audited)
	2007	2006

ASSETS
Assets:
Investments (cost $539,481,625 and $554,997,009, respectively)	$709,955,060	$686,250,341
Cash and cash equivalents	3,745,266	1,224,850

Total assets	$713,700,326	$687,475,191

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$32,058,148	$23,701,199
Due to managing member	2,189,059	1,415,426
Due to bank	15,208	15,592
Accounts payable and accrued liabilities	223,826	268,500

Total liabilities	34,486,241	25,400,717
Members’ equity (units outstanding 4,624,689.80 and 4,928,239.53, respectively)	679,214,085	662,074,474

Total liabilities and members’ equity	$713,700,326	$687,475,191

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$508,740,650	$530,821,142
Accumulated net unrealized profit/(loss)	$170,473,435	$131,253,332

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$11,645,967	$15,172,874	$19,484,616	$79,586,582
Change in unrealized profit/(loss)	21,840,088	(19,898,784)	39,220,103	(40,477,260)

Net trading profit/(loss)	33,486,055	(4,725,910)	58,704,719	39,109,322
Interest income	54,825	121,037	94,353	332,409
Expenses:
Management fee	2,219,059	2,375,308	4,321,162	4,928,558
Professional fees	108,926	46,171	197,952	149,260
Interest expense	46,132	23	92,199	116,200
Miscellaneous expenses	162,445	18,600	177,955	52,226

Total expenses	2,536,562	2,440,102	4,789,268	5,246,244

Net investment income/(loss)	(2,481,737)	(2,319,065)	(4,694,915)	(4,913,835)

Net income/(loss)	31,004,318	(7,044,975)	54,009,804	34,195,487
Less: Incentive allocation to the managing member	1,550,216	(348,211)	2,700,490	1,713,812

Net income/(loss) available for pro-rata allocation to members	$29,454,102	$(6,696,764)	$51,309,314	$32,481,675

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2007 (Unaudited)
and for the year ended December 31, 2006 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Balance at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474
Subscriptions	—	157,305.00	15,730,500	15,730,500
Redemptions	(34,436)	(361,739.02)	(52,566,257)	(52,600,693)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	2,700,490	—	—	2,700,490
Pro-rata allocation	—	—	51,309,314	51,309,314

Balance at June 30, 2007	$2,666,054	4,624,689.80	$676,548,031	$679,214,085

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the six months ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net income/(loss)	$54,009,804	$34,195,487
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(37,000,000)	(36,900,000)
Proceeds from sales of investments	72,000,000	445,000,000
Realized profit/(loss) from sales of investments	(19,484,616)	(79,586,582)
Change in unrealized profit/(loss)	(39,220,103)	40,477,260
Increase/(decrease) in operating liabilities:
Due to managing member	773,633	54,194
Accounts payable and accrued liabilities	(44,674)	(427,921)

Net cash from operating activities	31,034,044	402,812,438

Cash flows from financing activities
Subscriptions	15,730,500	21,106,000
Redemptions	(44,243,744)	(424,333,869)
Proceeds from loan	92,199	77,515,708
Repayments of loan	(92,583)	(77,524,999)

Net cash used in financing activities	(28,513,628)	(403,237,160)

Net change in cash and cash equivalents	2,520,416	(424,722)
Cash and cash equivalents at beginning of period	1,224,850	706,812

Cash and cash equivalents at end of period	$3,745,266	$282,090

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$92,583	$125,491

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 1 –	Significant accounting policies

Organization and basis of financial statements

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member and commodity pool operator of the Company. During the year ended December 31, 2006, the Company changed its exemption status with the Commodity Futures Trading Commission from Section 4.7 to Section 4.13(a)(4).

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

Consolidation

During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company’s ownership in the Investees at June 30, 2007 and December 31, 2006:

	June 30, 2007
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company	equity(2)	Company(2)

GELS	$247,466,800	$841,482,696	29.41%	$913,420,720	27.09%
GED	254,337,013	990,700,164	25.67%	1,046,192,759	24.31%
GRV	103,876,555	329,721,773	31.50%	355,065,291	29.26%
GTT	104,274,692	232,771,424	44.80%	259,785,517	40.14%

Total	$709,955,060

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 1 –	Significant accounting policies (continued)

	December 31, 2006
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,737,514	$834,038,536	29.22%	$885,765,989	27.52%
GED	240,699,867	917,260,045	26.24%	958,045,903	25.12%
GRV	98,479,997	314,304,435	31.33%	340,185,617	28.95%
GTT	103,332,963	244,658,889	42.24%	287,382,985	35.96%

Total	$686,250,341

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)	The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at June 30, 2007 and December 31, 2006, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase which are not held for resale to be cash equivalents. Cash equivalents, consisting of time deposits, are held at major financial institutions to which the Company is exposed to credit risk. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

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
June 30, 2007

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 2 –	Investments (continued)

The following table summarizes the Company’s Equity in earnings of investees for the three and six months ended June 30, 2007 and 2006:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2007	2006	2007	2006

GELS	(1)	$12,103,340	$(10,768,019)	$20,229,286	$8,155,279
GED	(2)	12,466,023	4,718,017	24,887,146	18,684,404
GRV	(2)	3,096,460	3,005,194	6,896,558	10,539,397
GTT	(3)	5,820,232	(1,681,102)	6,691,729	1,730,242

Total		$33,486,055	$(4,725,910)	$58,704,719	$39,109,322

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

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
June 30, 2007

Note 2 –	Investments (continued)

conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at June 30, 2007 and 2006. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	June 30, 2007		June 30, 2006
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee

GELS	1.54%	20.06%	1.60%	19.93%
GED	1.52%	19.92%	1.51%	19.93%
GRV	1.54%	21.58%	1.53%	20.63%
GTT	2.12%	21.77%	2.06%	21.53%

The Advisors’ management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company’s investments in the Investees at June 30, 2007 and December 31, 2006:

Investee	June 30, 2007	December 31, 2006

GELS	$183,783,472	$193,158,402
GED	176,171,478	178,904,875
GRV	90,662,623	90,318,077
GTT	88,864,052	92,615,655

Total	$539,481,625	$554,997,009

Note 3 –	Fees

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.04% to 0.09% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended June 30, 2007 and 2006, the administration fee charged at the Investee level totaled $89,418 and $132,047, respectively. For the six months ended June 30, 2007 and 2006, the administration fee charged at the Investee level totaled $178,317 and $275,331, respectively.

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
June 30, 2007

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

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at June 30, 2007 and December 31, 2006.

Included in the Redemptions payable on the Balance Sheet at June 30, 2007 and December 31, 2006 were redemptions due to the managing member of $34,436 and $2,888,230, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the managing member, is one of several prime brokers for the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member owned less than 1% of the Company’s equity at June 30, 2007 and December 31, 2006.

Note 6 –	Borrowing facility

On June 30, 2006, the Company entered into a 364 day credit facility with a major financial institution, which prior to its maturity was extended an additional 90 days. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 10.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at June 30, 2007 or December 31, 2006. Included in Due to bank on the Statement of Assets and Liabilities are amounts owed for interest and commitment fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

At June 30, 2007 and December 31, 2006, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units as provided in the Company’s private placement memorandum. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the six months ended June 30, 2007 and the year ended December 31, 2006 are as follows:

	Six months ended June 30,		Year ended December 31,
	2007		2006
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	319,714.29	$43,832,922	1,747,528.47	$219,744,215
Series 9	—	—	(210,475.70)	(22,009,240)
Series 10	—	—	(494,654.82)	(52,022,308)
Series 11	—	—	(303,250.00)	(31,573,596)
Series 12	—	—	(263,000.00)	(27,533,177)
Series 13	—	—	(279,367.65)	(29,690,733)
Series 14	—	—	(276,499.99)	(29,272,927)
Series 15	—	—	(128,500.00)	(13,455,578)
Series 16	—	—	(52,500.00)	(5,421,351)
Series 17	—	—	(10,000.00)	(1,023,103)
Series 18	—	—	(51,262.50)	(5,179,803)
Series 19	—	—	(12,000.00)	(1,233,270)

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 8 –	Members’ equity (continued)

	Six months ended June 30,		Year ended December 31,
	2007		2006
	Units	Amount	Units	Amount

Series 20	—	—	(13,100.00)	$(1,329,129)
Series 21	(20,000.00)	$(2,180,597)	—	—
Series 22	(126,060.00)	(13,362,621)	—	—
Series 23	(17,500.00)	(1,846,363)	—	—
Series 24	(16,500.00)	(1,713,051)	—	—
Series 25	(26,000.00)	(2,660,197)	—	—
Series 26	(5,000.00)	(521,404)	—	—
Series 27	(19,000.00)	(1,990,075)	—	—
Series 28	(79,750.00)	(8,361,171)	—	—
Series 29	(20,000.00)	(2,081,244)	—	—
Series 30	(6,020.00)	(630,689)	—	—
Series 31	(39,000.00)	(4,025,172)	—	—
Series 32	(44,000.00)	(4,460,338)	—	—

Total	(99,115.71)	$—	(347,082.19)	$—

Subscriptions
Class A
Series 21	—	$—	20,000.00	$2,000,000
Series 22	—	—	126,060.00	12,606,000
Series 23	—	—	17,500.00	1,750,000
Series 24	—	—	16,500.00	1,650,000
Series 25	—	—	26,000.00	2,600,000
Series 26	—	—	5,000.00	500,000
Series 27	—	—	19,000.00	1,900,000
Series 28	—	—	79,750.00	7,975,000
Series 29	—	—	20,000.00	2,000,000
Series 30	—	—	6,020.00	602,000
Series 31	—	—	39,000.00	3,900,000
Series 32	—	—	44,000.00	4,400,000
Series 33	10,000.00	1,000,000	—	—
Series 34	10,010.00	1,001,000	—	—
Series 35	27,595.00	2,759,500	—	—
Series 36	37,000.00	3,700,000	—	—
Series 37	34,000.00	3,400,000	—	—
Series 38	38,700.00	3,870,000	—	—

Total	157,305.00	$15,730,500	418,830.00	$41,883,000

Redemptions
Class A
Series 1	361,739.02	$52,566,257	1,650,633.46	$217,648,572

Total	361,739.02	$52,566,257	1,650,633.46	$217,648,572

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 8 –	Members’ equity (continued)

At June 30, 2007 and December 31, 2006, members’ equity consists of the following:

	June 30, 2007		December 31, 2006
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Non-managing members
Class A
Series 1	4,467,384.80	$660,260,171	4,509,409.53	$618,241,552
Series 21	—	—	20,000.00	2,180,597
Series 22	—	—	126,060.00	13,362,621
Series 23	—	—	17,500.00	1,846,363
Series 24	—	—	16,500.00	1,713,051
Series 25	—	—	26,000.00	2,660,197
Series 26	—	—	5,000.00	521,404
Series 27	—	—	19,000.00	1,990,075
Series 28	—	—	79,750.00	8,361,171
Series 29	—	—	20,000.00	2,081,244
Series 30	—	—	6,020.00	630,689
Series 31	—	—	39,000.00	4,025,172
Series 32	—	—	44,000.00	4,460,338
Series 33	10,000.00	1,078,011	—	—
Series 34	10,010.00	1,062,267	—	—
Series 35	27,595.00	2,905,211	—	—
Series 36	37,000.00	3,861,330	—	—
Series 37	34,000.00	3,491,435	—	—
Series 38	38,700.00	3,889,606	—	—

Subtotal	4,624,689.80	$676,548,031	4,928,239.53	$662,074,474

Managing member		2,666,054		—

Total members’ equity		$679,214,085		$662,074,474

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note 9 –	Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$141.61	$132.04	$137.10	$125.75
Income from operations:
Net trading profit/(loss)	7.04	(0.80)	12.24	6.26
Net investment income/(loss)(1)(2)	(0.85)	(0.36)	(1.54)	(1.13)

Total income/(loss) from operations	6.19	(1.16)	10.70	5.13

Net asset value, end of period	$147.80	$130.88	$147.80	$130.88

Ratios to average net assets(3)
Expenses	1.46%	1.27%	1.40%	1.33%
Incentive allocation	0.22%	(0.05)%	0.39%	0.22%

Total expenses and incentive allocation	1.68%	1.22%	1.79%	1.55%

Net investment income/(loss)	(1.65)%	(1.16)%	(1.77)%	(1.46)%

Total return (prior to incentive allocation)(4)	4.60%	(0.93)%	8.21%	4.32%
Incentive allocation(4)	(0.23)%	0.05%	(0.41)%	(0.23)%

Total return(4)	4.37%	(0.88)%	7.80%	4.09%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions. The ratios are annualized.

(4)	The components of total return are calculated by dividing the change in the per share value of each component for the period by the net asset value per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions. The total return is not annualized.

The per share operating performance, expense ratio and total return are calculated and presented for the initial series.

Note 10 –	Subsequent Event

On July 1, 2007, the Company made an investment in Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) in the aggregate amount of $26,100,000. The investment objective of HFPO is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the Investees or (b) add an Advisor that is not currently represented in any of the four Investees.

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

As of June 30, 2007, the Company had total assets of $713,700,326 compared with total assets of $687,475,191 as of December 31, 2006. Total liabilities of the Company were $34,486,241 as of June 30, 2007 compared with $25,400,717 as of December 31, 2006. Member’s equity of the Company was $69,214,085 as of June 30, 2007 compared with $662,074,474 as of December 31, 2006.

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

On July 1, 2007, the Company made an investment in Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) in the aggregate amount of $26,100,000. The investment objective of HFPO is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the Investment Funds or (b) add an Advisor that is not currently represented in any of the four Investment Funds.

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

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

The following presents a summary of the operations for the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2006, and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three and Six Months Ended June 30, 2007

The Company’s net trading profit/(loss) for the three and six months ended June 30, 2007 was $33,486,055 and $58,704,719, respectively, compared to $(4,725,910) and $39,109,322 for the three and six months ended June 30, 2006, respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: equity long/short, event driven, relative value, and tactical trading. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the second quarter of 2007, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the tactical trading and equity long/short sectors. Strong global equity markets in April and May were a strong driver of performance for both sectors. All four hedge fund sectors were also profitable for the first half of 2007, with the strongest performance coming from the event driven sector. Emerging markets were a significant contributor to performance. The Company cannot predict which hedge fund sector, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of June 30, 2007 as well as each Investment Fund’s net return for the three and six months ended June 30, 2007.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	as a % of Adjusted	June 30, 2007	June 30, 2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	36.43%	34.79%	5.14%	8.78%
GED	37.45%	35.76%	5.15%	10.77%
GRV	15.30%	14.60%	3.07%	7.01%
GTT	15.35%	14.66%	5.91%	6.84%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding redemptions payable in the amount of $32,058,148 that was payable at June 30, 2007.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2007, the Company’s Class A Series 1 Units returned 4.37% and 7.80%, respectively, net of fees and incentive allocation.

The Investment Funds

Each of the four Investment Funds’ performance during the three and six months ended June 30, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2007, GELS represented approximately 35% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2007. GELS returned 5.14% and 8.78%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

For the Three Months Ended June 30, 2007

During the second quarter of 2007, global equity markets rallied in April and May before experiencing moderate weakness in June. Emerging markets were the best-performing markets in the second quarter of 2007, while Japanese markets generally underperformed.

April was a strong month for global equity markets, with all ending the month in positive territory with the exception of Japan. China and other select emerging markets had the strongest regional returns, while Japan had the weakest regional returns. Factors influencing the equity markets in April included the release of the Federal Open Market Committee’s April meeting minutes. The text indicated that the Federal Reserve was concerned about the risks to economic growth and the threat of higher inflation. Existing home sales fell 8.4% in March, which was more than expected and a sign that the housing market was still very weak. Economic data releases in Japan were largely disappointing as the first quarter Tankan survey of large manufacturers, industrial production, and inflation data all fell short of expectations. European economic data releases were strong. GELS experienced a strong month in April as equity markets continued to move higher, and most GELS Advisors posted positive returns.

May was also a strong month for global equity markets, with all ending the month positive. After the volatility experienced in February and March, equity markets continued to move higher, propelled by liquidity, mergers & acquisition activity, and benign economic conditions. China and select emerging markets had the strongest regional returns, while Russia had the weakest regional returns. Factors influencing the equity markets in May included inflation reports, which were lower than expected at both the consumer and producer level. The Federal Open Market Committee maintained short-term interest rates, while acknowledging that core inflation remained somewhat elevated. Initial jobless claims fell more than expected, indicating that the labor market was still tight. New home sales increased 16.2% over April, while the median price of a new home fell over 11%, the largest drop on record. In Europe, Euroland GDP grew faster than expected, paving the way for the European Central Bank to raise interest rates. May was a continuation of April’s strong performance, as the majority of GELS Advisors had positive returns.

Global equity markets fell late in June on worries that sub-prime mortgage losses would spread across the financial system. A rise in bond yields and credit spreads also served to make it a difficult month for equities. Japan and select emerging markets had the strongest regional returns, while China had the weakest regional returns. However, despite weak equity markets in the second half of the month, over half of GELS Advisors delivered positive returns in June.

For the Six Months Ended June 30, 2007

Global equity markets were broadly positive during the first half of 2007, with the exception of small-cap Japanese stocks. During the first six months of 2007, the S&P 500 index rose 7.0%, the MSCI World Index rose 8.0%, while the JASDAQ fell 4.7%.

European and emerging market equities also performed very well during the first six months of 2007. The MSCI Europe Index finished up 10.4%, while the MSCI BRIC (local) Index rose 10.5%. Individual country indices had even stronger performance, with the Bovespa up 22% and the Shanghai (A share) Index up 42%. Just under half of GELS Advisors’ net exposure was in non-U.S. markets during the first half of 2007.

Prices for energy and raw materials increased during the first half of 2007, with NYMEX crude rising 15.8% and copper and lead also rising 21% and 58%, respectively. Equity indices with exposure to those commodities also rallied, with the Amex Oil Services Index up 25% during the first half of 2007. Emerging markets, energy, and industrial equities outperformed during the first half of 2007, with the MSCI Emerging Markets (local) Index up 13.7% and the MSCI Cyclicals Index up 20%. Most GELS Advisors were long these sectors and benefited from this exposure. Merger and leveraged buyout activity also benefited many GELS Advisors, as several publicly owned companies were taken private at significant premiums. GELS Advisors with significant exposure to Japan underperformed due to their exposure to small-cap Japanese stocks. Other GELS Advisors with low net exposure also underperformed due to losses on their short positions. GELS Advisors that outperformed generally held large emerging market allocations or benefited from leverage buyout activity in the first half of 2007.

Goldman Sachs Global Event Driven, LLC

As of June 30, 2007, GED represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2007. GED returned 5.15% and 10.77%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

For the Three Months Ended June 30, 2007

GED Advisors delivered strong positive performance in the second quarter of 2007. Global equity indices began the quarter on a strong note, gaining over 3% in April and May. In June, the market excesses that had caused investors’ concern throughout the year peaked, as both the equity and high yield credit markets ended the month lower. Investors became concerned about rising Treasury yields, tighter debt-financing markets, sub-prime mortgage spillover, and higher oil prices. Despite this, mergers and acquisitions activity continued at a very strong pace, with over $1.6 trillion of deals being announced in the second quarter of 2007, a 70% increase over 2006 levels of activity for the same period. GED Advisors benefited from the robust environment and were able to protect gains in June through credit/equity hedges and idiosyncratic security selection.

The high yield markets were volatile as investors worried about credit underwriting standards. Market participants expressed concern after several leveraged buyout-related debt offerings faced investor resistance towards the end of the second quarter of 2007. GED Advisors focused on credit were hurt by this development as spreads on levered buyout-related financing widened; however, hedges helped to mitigate losses.

The second quarter of 2007 was marked by a significant deterioration of the sub-prime market, as two broker-dealer operated hedge funds focusing on mortgage-backed debt announced heavy losses. Several GED Advisors profited from short exposure to the sector.

Emerging markets were a significant contributor to the strong performance of GED Advisors during the second quarter of 2007, as the MSCI Emerging Markets Index was up over 14%.

For the Six Months Ended June 30, 2007

The first half of 2007 was a volatile period for global financial markets. Global equity indices began the year on a strong note, generating 1%-2% gains in January. However, after nine consecutive months of virtually uninterrupted gains, equity markets suffered a sudden and sharp sell-off on February 27. More turbulence followed when sub-prime mortgage providers in the U.S. experienced trouble as delinquencies and foreclosures rose sharply. Although equity markets recovered well in April and May, they experienced negative performance in June following leveraged buyout-related debt financing and sub-prime mortgage fears. With the exception of a few equity-oriented GED Advisors who traded down in the month of June, GED Advisors generally performed well in the face of this volatility.

The sub-prime market experienced substantial turbulence in the first half of 2007 as market participants became concerned about the health of low-quality borrowers. The first major dislocation event occurred at the end of February, with BBB and BBB-tranches of the ABX Index widening over 800 basis points following several bankruptcy announcements by major sub-prime loan originators. This decline was exacerbated in June as two broker-dealer operated hedge funds, focusing on mortgage-backed debt, announced heavy losses. GED Advisors were net beneficiaries during the first half of 2007, as several were short single name credit default swaps and/or the ABX Index.

The accommodative credit market conditions that fueled the mergers and acquisitions and leveraged buyout boom since 2006 experienced a slight setback during the first half of 2007. In June, market participants expressed concern after several leveraged buyout-related debt offerings faced investor resistance towards the end of the second quarter. GED Advisors experienced mixed results, depending upon the specific deals in which they were invested.

Global mergers and acquisitions activity was very strong in the first half of 2007, totaling approximately $2.6 trillion for the first six months of the year, a 40% increase over 2006 levels of activity during the same period. GED Advisors were able to capitalize on the many investment opportunities this created in the area of merger arbitrage.

Emerging markets were a significant contributor to the performance of GED Advisors during the first half of 2007, as the MSCI Emerging Markets Index was up over 17%.

Goldman Sachs Global Relative Value, LLC

As of June 30, 2007, GRV represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2007. GRV returned 3.07% and 7.01%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

For the Three Months Ended June 30, 2007

GRV Advisors implementing strategies based on credit relative value experienced a good second quarter of 2007, despite a challenging credit spread environment. GRV Advisors focused primarily on fundamental credit picking were able to generate positive absolute returns, although credit market volatility in June 2007 led to a loss of some profits. In addition, a modest net long exposure of one GRV Advisor with a European focus detracted from performance in June for the subset of GRV Advisors implementing credit strategies.

GRV Advisors focused on equity market neutral strategies delivered solid results for the second quarter of 2007. The strong performance came from valuation signal factor models, which worked well across global markets and Japan, in particular. GRV Advisors focused on long positions in equity volatility detracted from returns early in the second quarter of 2007 due to a benign market environment. However, positive performance in June from GRV Advisors focused on Asian equity volatility markets helped to partially offset those losses.

GRV Advisors focused on emerging market relative value strategies held up well in the second quarter of 2007 by tactically shifting capital. GRV Advisors’ positive performance came from active trading in local markets debt and foreign exchange positions. However, GRV Advisors incurred losses in June from long-biased positions in high yielding countries.

GRV Advisors implementing strategies based on fixed income trading experienced a positive second quarter of 2007. The U.S. Treasury market experienced a decline as the 10-year bond yield increased from 4.6% to 5.0%. GRV Advisors’ profits were driven by the U.S. yield curve and municipal bond positions. GRV Advisors also benefited from increased volatility across regions, particularly in Asia.

GRV Advisors implementing a multi-strategy approach experienced a strong second quarter of 2007. The drivers of performance varied across multi-strategy GRV Advisors, reflecting the different strategies employed. In general, GRV Advisors with larger allocations to equity and credit strategies experienced solid positive returns. In addition, GRV Advisors allocating to hedging strategies produced better results during the periods of volatility at the end of the second quarter of 2007.

For the Six Months Ended June 30, 2007

GRV Advisors implementing strategies based on credit relative value delivered positive results for the first half of 2007, despite a challenging credit spread environment in the second quarter of the year. From a performance perspective, GRV Advisors profited primarily from successful selection of individual long and short credit securities. In addition, opportunistic trading in indices and single name credits by GRV Advisors, as well as positions in structured credit trades, resulted in profits. However, modest net long exposure of one GRV Advisor with a European focus yielded losses in June for the subset of GRV Advisors implementing credit strategies.

GRV Advisors focused on equity market neutral strategies delivered solid results for the first half of 2007. GRV Advisors with models emphasizing momentum factors tended to outperform those with models favoring value factors in the first quarter of 2007. GRV Advisors focused on equity volatility with long biases detracted from returns early in the second quarter due to benign market environment. However, positive performance in June from GRV Advisors focused on Asian equity volatility markets helped to partially offset those losses.

GRV Advisors focused on emerging market relative value strategies experienced positive returns for the first half of 2007, despite increased investor risk aversion and market conditions characterized by sharp price movement and increased volatility. The J.P. Morgan Emerging Markets Bond Index was up 2.4% in the first quarter of 2007, down 1.4% in the second quarter of 2007, and relatively flat for the first six months of 2007. The J.P. Morgan Emerging Markets Bond Index spread widened by 7 basis points over the first two quarters of 2007. GRV Advisors’ profits were partially driven by long-biased strategies in countries such as Brazil and Argentina, and by special situations positions in countries such as Ukraine and Nigeria.

GRV Advisors implementing strategies based on fixed income trading experienced positive results for the first half of 2007. The U.S. Treasury market experienced a relatively flat yield curve for most of the first six months of 2007, with the exception of June and slight inversions during parts of January, February, and May. Overall, GRV Advisors’ profits were driven by the U.S. and Japanese yield curve positions.

GRV Advisors implementing a multi-strategy approach experienced strong results for the first six months of June 2007 and were the largest contributors to GRV returns. The drivers of performance varied across multi-strategy GRV Advisors, reflecting the different strategies employed. The ability of GRV Advisors to select good opportunities across geographies, asset classes, and strategies resulted in strong returns.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2007, GTT represented approximately 15% of the Company’s adjusted members’ equity which excluded redemptions paid after June 30, 2007. GRV returned 5.91% and 6.84%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

For the Three Months Ended June 30, 2007

GTT Advisors delivered strong positive performance in the second quarter of 2007, with profits generated across all four asset classes.

Fixed income trading experienced positive performance, with the bulk of gains from short European rates exposures throughout the quarter. The trading of the U.S. Treasury Market proved more difficult. Weak economic data in April spurred a short-lived rally in the Treasury market, as many investors bet that the weak growth reports coupled with tame inflation would lead to a rate cut from the Federal Reserve. This outlook reversed mid-quarter, as surprisingly strong economic data pushed ten-year yields to their highest levels in five years.

Foreign exchange trading was also positive for the quarter, with short yen positions contributing the majority of gains by GTT Advisors. During the quarter, the Japanese yen dropped to a record low against the Euro, and touched its lowest level in more than four years compared to the U.S. dollar. In contrast, short dollar positions against major currencies proved more difficult, as volatile markets resulted in negligible performance.

Commodities trading was modestly profitable for GTT Advisors, with gains attributable to select long positions in grains. Soybeans significantly increased mid-quarter on speculation that an increasing number of soybean acres will be rotated into corn planting, resulting in a diminished supply of soybeans. Energy trading proved difficult for the first two months of the second quarter, as a result of volatile markets. Supply concerns and violence in Nigerian oilfields in June, however, pushed crude oil to a nine-month high. Net long metals positions detracted throughout the quarter.

Equities trading was profitable for GTT Advisors in the second quarter of 2007. GTT Advisors with long exposures profited from the global stock market rally, with the S&P nearing record levels and major European indices moving consistently higher. Equity markets experienced a spike in volatility in June due in part to concerns about rising interest rates and sub-prime mortgages, and retreated slightly.

For the Six Months Ended June 30, 2007

GTT posted positive performance in the first half of 2007.

Equities trading was a large contributor to the performance of GTT for the first half of 2007. Despite a rather flat first quarter, with many GTT Advisors negatively impacted by the global equity sell-off on February 27, GTT Advisors with primarily long equity positions exposures experienced notable gains in the second quarter of the year as a strong economic environment led to a quick recovery in most equity markets.

Fixed income trading also experienced strong returns for GTT Advisors, especially in Europe, where markets sustained a downward trend on the back of continued expectation for further hikes. The U.S. Treasury markets finished the first half of 2007 lower; however, interim market reversals due to uncertainties surrounding the Federal Reserve’s monetary policy created a difficult trading environment for many GTT Advisors.

Foreign exchange trading experienced flat performance during the first half of the year for GTT Advisors. Although the U.S. dollar generally weakened during first half of the year, many GTT Advisors had only moderate risk in dollar positions and, with low risk exposures due to a lack of conviction, failed to realize material gains from the move. Following a short-lived rally in February, the Japanese yen experienced notable declines; it dropped to a record low against the Euro, and touched its lowest level in more than four years compared to the dollar. A number of GTT Advisors were able to capitalize on the yen weakness.

Commodities trading generated marginal gains during the first half of 2007 for GTT Advisors. In agriculturals, long positions in soy-related products benefited from a rallying market, due in part to speculation that an increasing number of soybean acres will be rotated into corn planting. In energy, large swings in crude oil prices and a volatile natural gas market earlier in the year proved challenging. However, many GTT Advisors were able to capture sustained moves in crude oil and natural gas near the end of June and recoup much of their prior losses.

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

	Portfolio Weight	Portfolio Weight as	Three Months Ended	Six Months Ended
	as a % of	a % of Adjusted	June 30, 2006	June 30, 2006
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	38.75%	34.16%	(4.06)%	3.09%
GED	40.75%	35.92%	1.81%	7.44%
GRV	17.51%	15.44%	2.65%	7.72%
GTT	16.77%	14.78%	(1.48)%	1.47%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $89,209,736 that was payable at June 30, 2006.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Against this macroeconomic backdrop, many markets exhibited strong direction during the course of the four months ending April 30, 2006. GTT Advisors are best equipped to extract value from such markets when fundamental and technical factors align to yield clear market consensus, regardless of direction. As such, GTT Advisors were able to generate profits from a diverse set of markets throughout this period. The majority of gains were achieved in commodities markets particularly in base metals, precious metals, and energy products. Strong global growth (especially in emerging markets such as China, India, Brazil, and Russia) and increased investor interest propelled these markets toward multi-year highs, as they are closely associated with capital expansion and infrastructure investing. Fixed income trading was also profitable as GTT Advisors with short positions profited from the expectation that strong global growth and potentially higher inflation would warrant interest rate increases from the world’s largest economies — the U.S., Europe, and Japan. Particularly strong returns were made in U.S. fixed income trading at the front-end of the yield curve which is the part of the yield curve with instruments of the shortest maturities. During the period from January through April, the Federal Reserve, under the guidance of new Chairman Bernanke, raised short-term interest rates to 4.75%, up from 4.25% at the end of 2005. Equity trading was also broadly successful, with most global indices trading higher on the year. GTT Advisors performed well in Europe, Asia, and emerging markets. Finally, foreign exchange trading proved to be the sole negative contributor to GTT Advisors’ performance during this period, as the U.S. dollar traded sharply up and down, but with no significant change in direction in response to questionable timing of interest rate tightening in Europe and Japan. Although many discretionary-oriented managers leaned toward U.S. dollar weakness (due to the twin deficits and the foreseeable end of the U.S. rate cycle, among other reasons), the U.S. dollar index only traded decisively lower in April.

May and June brought a stark change to the global macroeconomic landscape. Beginning in mid-May, many markets underwent strong reversals in response to heightened concerns that growth and energy-fueled inflation could lead to higher interest rates globally — a problem that could weigh on future growth. As investors traded out of perceived risky assets such as commodities and emerging markets, markets became increasingly volatile. The velocity and magnitude of the market reversals proved to be damaging to core positions held by many GTT Advisors, namely, short global fixed income, long equities, and long commodities. Moreover, growing short U.S. dollar positions (as a result of market momentum which began building in April) were also hurt in the move toward U.S. dollar-denominated assets. Markets traded with extreme volatility during the following weeks as forced liquidations combined with value seekers and conflicting economic data points. Increasing geopolitical tensions in Asia and the Middle East combined to further complicate the direction of markets and the fundamental considerations of GTT Advisors. As a result, most GTT Advisors reduced their overall market exposures in an attempt to retain profits earned during the previous four months.

Comparison of Selected Financial Information for the Three and Six Months Ended June 30, 2007 and 2006

Interest Income

Interest income for the three and six months ended June 30, 2007 was $54,825 and $94,353, respectively, compared to the three and six months ended June 30, 2006 of $121,037 and $332,409, respectively. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and six months ended June 30, 2007 was $2,219,059 and $4,321,162, respectively, compared to the three and six months ended June 30, 2006 of $2,375,308 and $4,928,558, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to the fluctuations in the Company’s net assets for the periods ended June 30, 2007 compared to the same periods in 2006.

Professional fees for the three and six months ended June 30, 2007 were $108,926 and $197,952, respectively, compared to the three and six months ended June 30, 2006 of $46,171 and $149,260, respectively. The increase in professional fees for the three and six month periods ended June 30, 2007 was primarily due to increased services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company as a publicly registered company.

Interest expense for the three and six months ended June 30, 2007 was $46,132 and $92,199, respectively, compared to the three and six months ended June 30, 2006 of $23 and $116,200, respectively. The increase in interest expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to the accrual of commitment fees under the current credit facility. The decrease in interest expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to decreased levels of short-term borrowing during the period net of the accrual of commitment fees under the current credit facility.

Incentive Allocation

The Incentive Allocation for the three and six months ended June 30, 2007 was $1,550,216 and $2,700,490, respectively, compared to the three and six months ended June 30, 2006 of $(348,211) and $1,713,812, respectively. For the three and six months ended June 30, 2007 compared to the three months ended June 30, 2006, the change in Incentive Allocation was due to an increase in net income from operations for the periods.

Liquidity and Capital Resources

The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy and to fund quarterly redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. Redemptions are permitted on a quarterly basis and written notices of redemption must be delivered to the Company 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date. The Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through June 30, 2007. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received subscriptions from new and existing investors of $10,970,000 and $15,730,000, respectively, during the three and six months ended June 30, 2007 and of $4,750,000 and $21,106,000, respectively, during the three and six months ended June 30, 2006.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to them. The Company believes that in more recent periods investors’ interest has declined from earlier periods as investors’ have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions of $23,430,775 and $44,243,744 during the three and six months ended June 30, 2007, respectively and $76,810,273 and $42,433,860 during the three and six months ended June 30, 2006, respectively. The Company had Redemptions payable in the amount of $32,058,148 and $23,701,199 payable after June 30, 2007 and December 31, 2006, respectively. The Company funded the redemptions made in 2006 and in January, April and July 2007 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand and the Company also used its old credit facility to fund January 2006 and April 2006 redemptions and its new credit facility to fund July 2006, October 2006, January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in July 2007 had a material adverse effect on the value of the Units or the performance of the Company. Although the Company may elect to borrow under its credit facility (see below), including without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

Demand for redemptions varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to them. The Company saw an increase in investment demand for investment products utilizing different investment strategies with different risk/return profiles than the Company and accordingly the Company experienced a higher volume of redemptions in the period than subscriptions.

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

On June 30, 2006, the Company entered into a new credit facility (the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). As of June 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility had a final stated maturity of June 30, 2007, which prior to its maturity was extended to September 30, 2007. The Company may borrow up to an amount equal to the lesser of (i) $73,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 10.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member, and suspension in the redemption of the Units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of June 30, 2007, the Company had Cash and cash equivalents on hand of $3,745,266. As of December 31, 2006, the Company had Cash and cash equivalents on hand of $1,224,850.

Investments as of June 30, 2007 were $709,955,060 as compared to $686,250,341 as of December 31, 2006. The increase was due to profits earned by the Company from the Investment Funds net of net redemptions made by the Company from the Investment Funds during the six months ended June 30, 2007.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2007 was $2,189,059 as compared to $1,415,426 as of December 31, 2006. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.

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

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. For the six months ended June 30, 2007 and the fiscal year ended December 31, 2006, the fair value of the Company’s investments in the Investments Funds was determined by the following valuation techniques:

June 30, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	9.52%	25.34%
GED	—	35.82%
GRV	1.42%	13.21%
GTT	5.53%	9.16%

Total	16.47%	83.53%

December 31, 2006

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	15.82%	19.70%
GED	5.36%	29.71%
GRV	1.54%	12.81%
GTT	5.52%	9.54%

Total	28.24%	71.76%

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final net asset values from each of the Investment Funds on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final net asset values which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2006 (the “Form 10-K”).

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of June 30, 2007 and as of December 31, 2006, as indicated by the Fair Value/Value at Risk column, and the Net Trading Income from January 1, 2007 to June 30, 2007 and from January 1, 2006 to December 31, 2006. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2007
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity		Equity(6)		at Risk	(In millions)	Liquidity

GELS	36.43%		34.79%		$247,466,800	$20.2	(1)
GED	37.45%		35.76%		254,337,013	24.9	(2)
GRV	15.30%		14.60%		103,876,555	6.9	(2)
GTT	15.35%		14.66%		104,274,692	6.7	(3)

Total	104.53%	(4)	99.81%	(5)	$709,955,060	$58.7

	Year Ended December 31, 2006
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity		Equity(6)		at Risk	(In millions)	Liquidity

GELS	36.81%		35.54%		$243,737,514	$27.6	(1)
GED	36.36%		35.10%		240,699,867	33.9	(2)
GRV	14.87%		14.36%		98,479,997	8.7	(2)
GTT	15.61%		15.07%		103,332,963	5.8	(3)

Total	103.65%	(4)	100.07%	(4)	$686,250,341	$76.0

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

(4)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(5)	The total value of the Company’s investments in the Investment Funds was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities excluding redemption payable in the amount of $32,058,148.

(6)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $32,058,148 that was payable at June 30, 2007 and $23,701,199 that was payable at December 31, 2006.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflected a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT as of July 1, 2005 and which was implemented by the Managing Member gradually following July 1, 2005. As of January 1, 2006, the Managing Member made another tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 35% GELS, 35% GED, 15% GRV, and 15% GTT as of January 1, 2006 and which was implemented by the Managing Member effective January 1, 2006. These adjustments to the weights among the Investment Funds were based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The approximate weights of the Investment Funds were 35% GELS, 36% GED, 15% GRV and 15% GTT as of June 30, 2007 as a percentage of adjusted members’ equity which excluded redemptions paid after June 30, 2007. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

Item 4T.	Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to June 30, 2007, aggregate subscriptions totaled $15,730,500. Details of the sale of the series of Units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2007	Class A Series 33	10,000.00	2	$1,000,000
February 1, 2007	Class A Series 34	10,010.00	3	1,001,000
March 1, 2007	Class A Series 35	27,595.00	7	2,759,500
April 1, 2007	Class A Series 36	37,000.00	6	3,700,000
May 1, 2007	Class A Series 37	34,000.00	6	3,400,000
June 1, 2007	Class A Series 38	38,700.00	7	3,870,000

Total		157,305.00	31	$15,730,500

The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the

Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $23,430,775 during the three months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Hugh J. Lawson has notified the Company that effective August 13, 2007, he is transferring to the Special Investments Group, a group within Goldman, Sachs & Co., where he will focus on the development and distribution of the full breadth of alternative investments of the Investment Management Division of The Goldman Sachs Group, Inc., including those of the Managing Member. Accordingly, he will be a Managing Director of Goldman, Sachs & Co. In this broader capacity, Mr. Lawson will no longer serve as a Managing Director, Global Head of Product Management of Goldman Sachs Hedge Fund Strategies LLC. The Managing Member does not currently intend to appoint a replacement officer for Hugh J. Lawson.

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

In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:

•	There can be no assurance that the Managing Member’s decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company’s investment objective;

•	The Managing Member generally has limited access to information on or control over Advisor’s portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company materially;

•	The Company faces legal, tax and regulatory risks that may adversely affect the Company;

•	Units will not be listed and will not be marketable; the Company has limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;

•	The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;

•	Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investment Fund may achieve or of future results;

•	Valuation of the Investment Funds’ investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company’s net assets;

•	Advisor redemption holdbacks and other Advisor Fund liquidity restrictions may adversely affect the Investment Funds’ ability to redeem interests in order to meet redemption requests, which could have an adverse effect on the Company’s portfolio mix and liquidity for remaining Members;

•	Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;

•	Allocation of the Company’s assets may not protect the Company from exposure to economic downturns in any Investment Fund or hedge fund sector;

•	An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;

•	A Member’s investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company’s control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;

•	Certain Advisors may invest in private equity investments and real estate investments which involve a high degree of business and financial risk and may be difficult to value;

•	Transactions between and among funds may be undervalued and negatively affect the Company’s performance;

•	The ability of an Investment Fund to hedge successfully will depend on the particular Advisor’s ability to predict pertinent market movements which cannot be assured;

•	The prices of an Investment Fund’s investments can be highly volatile and influenced by external factors outside the control of such Investment Fund;

•	International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;

•	Equity securities and equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and

•	The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

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

Date: August 14, 2007

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