Form 10-Q
period 2007-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2007-11-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

     The Registrant had 4,677,625 Units of Limited Liability Company Interests outstanding as of November 14, 2007.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2007 and December 31, 2006

	(Unaudited)			(Audited)
	2007			2006
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$222,734,597	33.51%	32.18%	$243,737,514	36.81%	35.54%
Goldman Sachs Global Event Driven, LLC	248,213,595	37.35%	35.87%	240,699,867	36.36%	35.10%
Goldman Sachs Global Relative Value, LLC	93,165,283	14.02%	13.46%	98,479,997	14.87%	14.36%
Goldman Sachs Global Tactical Trading, LLC	99,585,526	14.98%	14.39%	103,332,963	15.61%	15.07%
Goldman Sachs HFP Opportunistic Fund, LLC	22,223,054	3.34%	3.21%	—	—	—

Total investments (cost $532,196,741 and $554,997,009, respectively)	$685,922,055	103.20%	99.11%	$686,250,341	103.65%	100.07%

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees was not available from certain Investees at September 30, 2007 and December 31, 2006. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

The Company’s aggregate proportionate shares of the following underlying investment of the Investees represented greater than 5% of the member’s equity at September 30, 2007. At December 31, 2006, none of the Company’s aggregate proportionate shares of the underlying investment of the investees exceeded 5%.

	September 30, 2007
	Underlying	Proportionate Share		% of adjusted
Investee	Investment	of Fair Value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Event Driven, LLC	Eton Park Fund, L.P. (Class B)	$34,514,495	5.19%	4.99%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $27,455,904 at September 30, 2007 and Redemptions payable in the amount of $23,701,199 at December 31, 2006.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

September 30, 2007 and December 31, 2006

	(Unaudited)	(Audited)
	2007	2006

ASSETS
Assets:
Investments (cost $532,196,741 and $554,997,009, respectively)	$685,922,055	$686,250,341
Cash and cash equivalents	10,046,831	1,224,850

Total assets	$695,968,886	$687,475,191

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$27,455,904	$23,701,199
Due to managing member	3,608,914	1,415,426
Due to bank	12,076	15,592
Accounts payable and accrued liabilities	279,069	268,500

Total liabilities	31,355,963	25,400,717
Members’ equity (units outstanding 4,595,879.56 and 4,928,239.53, respectively)	664,612,923	662,074,474

Total liabilities and members’ equity	$695,968,886	$687,475,191

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$510,887,609	$530,821,142
Accumulated net unrealized profit/(loss)	$153,725,314	$131,253,332

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$16,115,116	$27,808,252	$35,599,732	$107,394,834
Change in unrealized profit/(loss)	(16,748,121)	(25,855,570)	22,471,982	(66,332,830)

Net trading profit/(loss)	(633,005)	1,952,682	58,071,714	41,062,004
Interest income	170,755	81,943	265,108	414,352
Expenses:
Management fee	2,133,593	2,104,808	6,454,755	7,033,366
Professional fees	103,358	72,372	301,310	221,632
Interest expense	171,194	25,267	263,393	141,467
Miscellaneous expenses	49,863	5,370	227,818	57,596

Total expenses	2,458,008	2,207,817	7,247,276	7,454,061

Net investment income/(loss)	(2,287,253)	(2,125,874)	(6,982,168)	(7,039,709)

Net income/(loss)	(2,920,258)	(173,192)	51,089,546	34,022,295
Less: Incentive allocation to the managing member	(144,463)	(7,873)	2,556,027	1,705,939

Net income/(loss) available for pro-rata allocation to members	$(2,775,795)	$(165,319)	$48,533,519	$32,316,356

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2007 (Unaudited)
and for the year ended December 31, 2006 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Balance at December 31, 2006	—	4,928,239.53	662,074,474	662,074,474
Subscriptions	—	315,055.00	31,505,500	31,505,500
Redemptions	(34,436)	(548,299.26)	(80,022,161)	(80,056,597)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	2,556,027	—	—	2,556,027
Pro-rata allocation	—	—	48,533,519	48,533,519

Balance at September 30, 2007	$2,521,591	4,595,879.56	$662,091,332	$664,612,923

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the nine months ended September 30, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net income/(loss)	$51,089,546	$34,022,295
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(65,600,000)	(66,400,000)
Proceeds from sales of investments	124,000,000	551,000,000
Realized profit/(loss) from sales of investments	(35,599,732)	(107,394,834)
Change in unrealized profit/(loss)	(22,471,982)	66,332,830
Increase/(decrease) in operating liabilities:
Due to managing member	2,193,488	568,981
Accounts payable and accrued liabilities	10,569	(378,544)

Net cash from operating activities	53,621,889	477,750,728

Cash flows from financing activities
Subscriptions	31,505,500	32,981,000
Redemptions	(76,301,892)	(513,543,605)
Proceeds from loan	20,171,194	79,640,975
Repayments of loan	(20,174,710)	(77,524,999)

Net cash used in financing activities	(44,799,908)	(478,446,629)

Net change in cash and cash equivalents	8,821,981	(695,901)
Cash and cash equivalents at beginning of period	1,224,850	706,812

Cash and cash equivalents at end of period	$10,046,831	$10,911

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$266,909	$126,300

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 1 –	Significant accounting policies

Organization and basis of financial statements

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member and commodity pool operator of the Company. During the year ended December 31, 2006, the Company changed its exemption status with the Commodity Futures Trading Commission from Section 4.7 to Section 4.13(a)(4).

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars.

The Company is an investment company for financial reporting purposes and accordingly carries its investment assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding.

Consolidation

During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company’s ownership in the Investees at September 30, 2007 and December 31, 2006:

	September 30, 2007
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company	equity(2)	Company(2)

GELS	$222,734,597	$800,838,823	27.81%	$867,100,537	25.69%
GED	248,213,595	1,003,495,538	24.73%	1,066,016,502	23.28%
GRV	93,165,283	310,438,965	30.01%	330,438,965	28.19%
GTT	99,585,526	226,802,501	43.91%	240,675,075	41.38%
HFPO	22,223,054	57,388,269	38.72%	57,388,269	38.72%

Total	$685,922,055

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 1 –	Significant accounting policies (continued)

	December 31, 2006
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,737,514	$834,038,536	29.22%	$885,765,989	27.52%
GED	240,699,867	917,260,045	26.24%	958,045,903	25.12%
GRV	98,479,997	314,304,435	31.33%	340,185,617	28.95%
GTT	103,332,963	244,658,889	42.24%	287,382,985	35.96%

Total	$686,250,341

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)	The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at September 30, 2007 and December 31, 2006, respectively.

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
September 30, 2007

Note 1 –	Significant accounting policies (continued)

Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss there from to be remote.

Note 2 –	Investments

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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

Certain of the Investees’ investments in the Advisors are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may at their discretion transfer a portion of the Investees’ investment into side pocket share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s prospectus. These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 2 –	Investments (continued)

The following table summarizes the Company’s Equity in earnings of investees for the three and nine months ended September 30, 2007 and 2006:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2007	2006	2007	2006

GELS	(1)	$(2,232,203)	$5,290,010	$17,997,084	$13,445,290
GED	(2)	7,876,582	3,730,767	32,763,728	22,415,170
GRV	(2)	(4,711,272)	(5,685,359)	2,185,285	4,854,038
GTT	(3)	2,310,834	(1,382,736)	9,002,563	347,506
HFPO	(4)	(3,876,946)	—	(3,876,946)	—

Total		$(633,005)	$1,952,682	$58,071,714	$41,062,004

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the shares with at least 91 days notice or at the sole discretion of the Managing Member.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 2 –	Investments (continued)

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

Goldman Sachs HFP Opportunistic Fund, LLC

On July 1, 2007, the Company made an investment in HFPO whose investment objective is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor that is not currently represented in any of the other Investees.

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at September 30, 2007 and 2006. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	September 30, 2007		September 30, 2006
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee

GELS	1.48%	20.18%	1.60%	19.91%
GED	1.53%	19.86%	1.52%	19.92%
GRV	1.59%	20.84%	1.58%	20.73%
GTT	2.06%	22.54%	2.07%	21.57%
HFPO	1.67%	18.44%	—	—

The Advisors’ management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company’s investments in the Investees at September 30, 2007 and December 31, 2006:

Investee	September 30, 2007	December 31, 2006

GELS	$169,079,337	$193,158,402
GED	168,027,220	178,904,875
GRV	85,808,442	90,318,077
GTT	83,181,742	92,615,655
HFPO	26,100,000	—

Total	$532,196,741	$554,997,009

Note 3 –	Fees

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range of 0.04% to 0.09% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended September 30, 2007 and 2006, the administration fee charged

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 3 –	Fees (continued)

at the Investee level totaled $60,819 and $118,478, respectively. For the nine months ended September 30, 2007 and 2006, the administration fee charged at the Investee level totaled $239,137 and $393,809, respectively.

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

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at September 30, 2007 and December 31, 2006.

Included in the Redemptions payable on the Balance Sheet at September 30, 2007 and December 31, 2006 were redemptions due to the managing member of $0 and $2,888,230, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the managing member, is one of several prime brokers for certain of the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member owned less than 1% of the Company’s equity at September 30, 2007 and December 31, 2006.

Note 6 —	Borrowing facility

On June 30, 2006, the Company entered into a 364 day credit facility with a major financial institution, which prior to its maturity was extended an additional 90 days to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the existing credit facility to an additional 364-day period from September 19,

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 6 —	Borrowing facility (continued)

2007. In addition, the Company amended certain terms of the credit facility. Pursuant to the credit facility, as amended, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 15.0% of the Company’s net asset value from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at September 30, 2007 or December 31, 2006. Included in Due to bank on the Statement of Assets and Liabilities are amounts owed for interest and commitment fees.

Note 7 —	New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. For public companies, adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its analysis, the Managing Member has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial statements upon adoption. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of and changes to tax laws, regulations and interpretations thereof.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption of FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, the Managing Member is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined.

Note 8 —	Members’ equity

At September 30, 2007 and December 31, 2006, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units as provided in the Company’s private placement memorandum. Effective January 1, 2006, Class A Series 9 through

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 8 –	Members’ equity (continued)

Class A Series 20 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the nine months ended September 30, 2007 and the year ended December 31, 2006 are as follows:

	Nine Months Ended
	September 30,		Year Ended December 31,
	2007		2006
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	319,714.29	$43,832,922	1,747,528.47	$219,744,215
Series 9	—	—	(210,475.70)	(22,009,240)
Series 10	—	—	(494,654.82)	(52,022,308)
Series 11	—	—	(303,250.00)	(31,573,596)
Series 12	—	—	(263,000.00)	(27,533,177)
Series 13	—	—	(279,367.65)	(29,690,733)
Series 14	—	—	(276,499.99)	(29,272,927)
Series 15	—	—	(128,500.00)	(13,455,578)
Series 16	—	—	(52,500.00)	(5,421,351)
Series 17	—	—	(10,000.00)	(1,023,103)
Series 18	—	—	(51,262.50)	(5,179,803)
Series 19	—	—	(12,000.00)	(1,233,270)
Series 20	—	—	(13,100.00)	(1,329,129)
Series 21	(20,000.00)	(2,180,597)	—	—
Series 22	(126,060.00)	(13,362,621)	—	—
Series 23	(17,500.00)	(1,846,363)	—	—
Series 24	(16,500.00)	(1,713,051)	—	—
Series 25	(26,000.00)	(2,660,197)	—	—
Series 26	(5,000.00)	(521,404)	—	—
Series 27	(19,000.00)	(1,990,075)	—	—
Series 28	(79,750.00)	(8,361,171)	—	—
Series 29	(20,000.00)	(2,081,244)	—	—
Series 30	(6,020.00)	(630,689)	—	—
Series 31	(39,000.00)	(4,025,172)	—	—
Series 32	(44,000.00)	(4,460,338)	—	—

Total	(99,115.71)	$—	(347,082.19)	$—

Subscriptions
Class A
Series 21	—	$—	20,000.00	$2,000,000
Series 22	—	—	126,060.00	12,606,000
Series 23	—	—	17,500.00	1,750,000
Series 24	—	—	16,500.00	1,650,000
Series 25	—	—	26,000.00	2,600,000
Series 26	—	—	5,000.00	500,000
Series 27	—	—	19,000.00	1,900,000
Series 28	—	—	79,750.00	7,975,000
Series 29	—	—	20,000.00	2,000,000
Series 30	—	—	6,020.00	602,000

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 8 –	Members’ equity (continued)

	Nine Months Ended
	September 30,		Year Ended December 31,
	2007		2006
	Units	Amount	Units	Amount

Series 31	—	$—	39,000.00	$3,900,000
Series 32	—	—	44,000.00	4,400,000
Series 33	10,000.00	1,000,000	—	—
Series 34	10,010.00	1,001,000	—	—
Series 35	27,595.00	2,759,500	—	—
Series 36	37,000.00	3,700,000	—	—
Series 37	34,000.00	3,400,000	—	—
Series 38	38,700.00	3,870,000	—	—
Series 39	31,750.00	3,175,000	—	—
Series 40	51,000.00	5,100,000	—	—
Series 41	75,000.00	7,500,000	—	—

Total	315,055.00	$31,505,500	418,830.00	$41,883,000

Redemptions
Class A
Series 1	548,299.26	$80,022,161	1,650,633.46	$217,648,572

Total	548,299.26	$80,022,161	1,650,633.46	$217,648,572

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 8 –	Members’ equity (continued)

At September 30, 2007 and December 31, 2006, members’ equity consists of the following:

	September 30, 2007		December 31, 2006
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Non-managing members
Class A
Series 1	4,280,824.56	$630,005,115	4,509,409.53	$618,241,552
Series 21	—	—	20,000.00	2,180,597
Series 22	—	—	126,060.00	13,362,621
Series 23	—	—	17,500.00	1,846,363
Series 24	—	—	16,500.00	1,713,051
Series 25	—	—	26,000.00	2,660,197
Series 26	—	—	5,000.00	521,404
Series 27	—	—	19,000.00	1,990,075
Series 28	—	—	79,750.00	8,361,171
Series 29	—	—	20,000.00	2,081,244
Series 30	—	—	6,020.00	630,689
Series 31	—	—	39,000.00	4,025,172
Series 32	—	—	44,000.00	4,460,338
Series 33	10,000.00	1,073,441	—	—
Series 34	10,010.00	1,057,767	—	—
Series 35	27,595.00	2,892,908	—	—
Series 36	37,000.00	3,844,987	—	—
Series 37	34,000.00	3,476,669	—	—
Series 38	38,700.00	3,873,175	—	—
Series 39	31,750.00	3,160,885	—	—
Series 40	51,000.00	5,083,126	—	—
Series 41	75,000.00	7,623,259	—	—

Subtotal	4,595,879.56	662,091,332	4,928,239.53	662,074,474

Managing member		2,521,591		—

Total members’ equity		$664,612,923		$662,074,474

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

Note 9 —	Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$147.80	$130.88	$137.10	$125.75
Income from operations:
Net trading profit/(loss)	(0.17)	0.38	12.08	6.66
Net investment income/(loss)(1)(2)	(0.46)	(0.41)	(2.01)	(1.56)

Total income/(loss) from operations	(0.63)	(0.03)	10.07	5.10

Net asset value, end of period	$147.17	$130.85	$147.17	$130.85

Ratios to average net assets(3)
Expenses	1.43%	1.27%	1.41%	1.32%
Incentive allocation	(0.02)%	(0.00)%	0.38%	0.23%

Total expenses and incentive allocation	1.41%	1.27%	1.79%	1.55%

Net investment income/(loss)	(1.31)%	(1.22)%	(1.74)%	(1.48)%

Total return (prior to incentive allocation)(4)	(0.44)%	(0.02)%	7.72%	4.30%
Incentive allocation(4)	0.02%	0.00%	(0.38)%	(0.24)%

Total return(4)	(0.42)%	(0.02)%	7.34%	4.06%

(1)	Net investment income/(loss) is calculated based on average shares outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions. The ratios are annualized.

(4)	The components of total return are calculated by dividing the change in the per share value of each component for the period by the net asset value per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions. The total return is not annualized.

The per share operating performance, expense ratio and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2007, the Company had total assets of $695,968,886 compared with total assets of $687,475,191 as of December 31, 2006. Total liabilities of the Company were $31,355,963 as of September 30, 2007 compared with $25,400,717 as of December 31, 2006. Member’s equity of the Company was $664,612,923 as of September 30, 2007 compared with $662,074,474 as of December 31, 2006.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following hedge fund sectors (the “Investment Sectors”): the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company’s assets are invested in the following Investment Funds: Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Event Driven, LLC (“GED”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”).

On July 1, 2007, the Company made an investment in HFPO in the aggregate amount of $26,100,000. The investment objective of HFPO is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investment Funds or (b) add an Advisor that is not currently represented in any of the other Investment Funds. As of September 30, 2007, the fair value of the Company’s investment in HFPO was $22,223,054. The change in value from July 1, 2007 through September 30, 2007 reflects the return of the Company’s investment during the fiscal quarter.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the Investment Funds and the weighted average percentage of the Company’s assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

The Company believes that its direct exposure to the sub-prime mortgage sector is limited, but the Company only has limited transparency with respect to the positions of the Investment Funds’ various Advisors and different Advisors take different investment positions with respect to the sub-prime mortgage sector. As a result, the Company is not able to evaluate just how much of its return for the third quarter ended September 30, 2007 was impacted by the position of Advisors with exposure to the sub-prime mortgage sector nor is the Company in a position to quantify for investors its exposure to sub-prime mortgage assets.

The Company’s results depend on the Managing Member, including in its capacity as managing member of each of the Investment Funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the Investment Sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company’s investments and since the Company’s investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Company’s past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

The following presents a summary of the operations for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006, and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three and Nine Months Ended September 30, 2007

The Company’s net trading profit/(loss) for the three and nine months ended September 30, 2007 was $(633,005) and $58,071,714, respectively, compared to $1,952,682 and $41,062,004 for the three and nine months ended September 30, 2006, respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund market returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For the third quarter of 2007, the event driven and tactical trading sectors delivered positive performance, while the equity long/short and relative value sectors posted negative returns. All Investment Sectors were affected by extreme volatility in the equity and credit markets. For the first nine months of 2007, all Investment Sectors were profitable, with the strongest performance delivered by the event driven and tactical trading sectors. The strongest drivers of performance included emerging markets and strong mergers and acquisitions/leveraged buyout activity, while sub-prime mortgage concerns resulted in market conditions with a broadly negative impact. The Company cannot predict which of the Investment Sectors, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of September 30, 2007 as well as each Investment Fund’s net return for the three and nine months ended September 30, 2007.

			Three Months Ended	Nine Months Ended
	Portfolio Weight	Portfolio Weight	September 30,	September 30,
	as a % of	as a % of Adjusted	2007	2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	33.51%	32.18%	(1.00)%	7.69%
GED	37.35%	35.87%	3.28%	14.41%
GRV	14.02%	13.46%	(4.82)%	1.86%
GTT	14.98%	14.39%	2.38%	9.38%
HFPO	3.34%	3.21%	(14.85)%	—

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding redemptions payable in the amount of $27,455,904 that was payable at September 30, 2007.

(3)	These returns are based on Class C Series 1 units for GELS, GED, GRV, GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any Investment Funds. Past performance is not indicative of future results, which may vary. Nine months return information is not available because HFPO commenced operations on July 1, 2007.

For the three and nine months ended September 30, 2007, the Company’s Class A Series 1 Units returned (0.42)% and 7.34%, respectively, net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the three and nine months ended September 30, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2007, GELS represented approximately 32% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. GELS returned (1.00)% and 7.69%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2007.

For the Three Months Ended September 30, 2007

The third quarter of 2007 was a volatile and challenging period for GELS Advisors. Global equity market performance varied significantly by region during the third quarter, led by the BRIC countries, which advanced the MSCI BRIC Index by 21.7%. Japanese markets had the weakest regional returns, with the Nikkei 225 Index (Local) down 7.07% during the third quarter of 2007, while European markets also ended the quarter with negative performance. The rise in market volatility and risk prompted GELS Advisors to re-evaluate portfolio risk, especially those GELS Advisors with high net exposure. GELS Advisors significantly reduced risk in reaction to the volatile market environment and, in turn, did not fully participate in the broad recovery in the final six weeks of the quarter.

The increase in volatility was driven by a global liquidity crunch and continued concerns surrounding the sub-prime mortgage crisis. The leveraged buyout market, which had been robust during the first half of 2007 and, in turn, supported equity appreciation, abruptly vanished as credit markets became less accommodative. GELS Advisors holding high cash-flow, attractively valued companies, that were also potential buyout targets experienced negative performance as these positions sold off more than the equity markets. Broad deleveraging by quantitatively driven hedge funds led to significant volatility among individual stocks, especially those with limited liquidity, significant hedge fund ownership and attractive valuations. Such stocks experienced large positive and negative movements in price despite the lack of meaningful news or a change in underlying fundamentals. GELS Advisors holding such positions realized significant losses given this volatility. Beginning in mid-August, equity markets rallied and credit markets began to improve due to the additional liquidity provided by both the European Central Bank and the U.S. Federal Reserve (the “Federal Reserve”), highlighted by a 50 basis point decrease in the key federal funds rate (the “Federal Funds Rate”). U.S. Treasury bond yields fell during the third quarter of 2007 as investors sought highly liquid, safe investments during the market turmoil. Japanese economic data was generally disappointing, which led to a decrease in Japanese equities. GELS Advisors were generally under-invested going into the central bank driven rally given their reduced risk profile as a result of volatile market conditions.

Top performing GELS Advisors benefited from long exposure to volatility and emerging markets, particularly China. In China, the Shanghai and Hong Kong indices rose on news that Chinese investors would be able to invest in the Hang Seng Index. GELS Advisors with long exposure to China benefited from this surprise announcement, while those GELS Advisors with short positions realized losses. Additionally, GELS Advisors with exposure to energy, large-cap technology and select industrials performed well. GELS Advisors with significant exposure to Japanese equities, retail stocks and real estate struggled as these sectors decreased based on concerns about fears of a consumer slowdown and rising debt costs.

For the Nine Months Ended September 30, 2007

The majority of global equity markets were positive during the first nine months of 2007. Japan, however, lagged behind the rest of the world, while emerging markets significantly out performed. The S&P 500 Index rose 9.13% during the first nine months of 2007, while the MSCI World Index Net and the NASDAQ rose 11.74% and 12.48%, respectively. Japanese markets continued to decline due to political uncertainty and perceived economic weakness in Japan, which resulted in a decline in equities for the first nine months of 2007. The Nikkei 225 Index (Local) fell 1.62%, while the JASDAQ declined 14.53% during this period. GELS Advisors with Japanese exposure underperformed as several of these GELS Advisors held long positions in small-capitalization value stocks, which continued to fall, and held short positions in large-capitalization stocks, which were only slightly off during the period. European equities performed well as the MSCI Europe Index (Local) finished up 7.62% during the first nine months of 2007, and the FTSE 100 Index (Local) increased by 3.95%. Emerging markets far out performed other geographies, with the MSCI BRIC Index rising 43.07% and the MSCI Emerging Market (Local) Index rising 29.46% during the first nine months of 2007.

Strong corporate earnings and a robust mergers and acquisitions/leveraged buyout market pushed equities higher during the first nine months of 2007. GELS Advisors focusing on both North America and Europe profited as stocks traded higher on both announced deals and buyout rumors. Some of these gains were lost in August and September as the buyout premium embedded in these stocks disappeared due to a considerable slowdown in the global credit markets. Additionally, concerns surrounding an economic slowdown in the United States caused investors to revise aggressive earnings estimates downward.

Sub-prime mortgage concerns within both the United States and Europe had a significant impact on equity markets during the first nine months of 2007. While investors brushed off much of the trouble surrounding sub-prime mortgages in the first quarter of 2007 given the strong corporate earnings and mergers and acquisitions environment as 2007 progressed, investors became increasingly concerned that the sub-prime mortgage crisis was spreading to other parts of the economy. While few GELS Advisors had direct exposure to sub-prime mortgages themselves, they were significantly affected by the market’s response to the threat of a consumer slowdown, a weakening housing market, a deteriorating credit market and a significant increase in market volatility in the third quarter of 2007; all factors which were due, in part, to the sub-prime mortgage crisis.

GELS Advisors with negative returns during the first nine months of 2007 included those GELS Advisors with Japanese exposure as well as certain GELS Advisors with exposure to financial and retail stocks. GELS Advisors focused on North America and Europe tended to under-perform relative to their peers with more global exposure, particularly those GELS Advisors with exposure to emerging markets. GELS Advisors with strategies designed to take advantage of market volatility were also accretive to GELS overall performance.

Goldman Sachs Global Event Driven, LLC

As of September 30, 2007, GED represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. GED returned 3.28% and 14.41%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2007.

For the Three Months Ended September 30, 2007

GED delivered positive performance in the third quarter of 2007, with substantially less intra-quarter volatility than the broader equity markets. The third quarter of 2007 was characterized by heightened volatility, especially in global credit markets, as investors re-assessed their willingness to accept risk, their expectations regarding global growth and the availability of cheap credit. The problems in the sub-prime mortgage market that surfaced in the first half of 2007 culminated in the third quarter of 2007 as several hedge funds announced they would close after sustaining large losses. In addition, financial sector stocks experienced sharp declines in the middle of the third quarter of 2007, driven by concerns about debt commitments for leveraged buyouts and other mergers and acquisitions activity. The effects from challenges in sub-prime mortgages also impacted quantitative equity hedge funds, many of whom experienced unprecedented losses driven primarily by sudden and drastic reversals in many value-oriented stocks. While some GED Advisors sustained losses from exposure to the broad sell-off, many GED Advisors were able to generate attractive returns from prudent security selection and portfolio construction.

On the mergers and acquisitions front, nearly $900 billion of global transactions were announced in the third quarter of 2007. Deal announcements were robust in July, with over $500 billion of announced activity, however this slowed down substantially in the last two months of the quarter as capital markets became less accommodative. While there was uncertainty in the market over the closing of some deals, several deals were consummated. GED Advisors participated in the mergers and acquisitions space as allocations to risk arbitrage increased over the course of the third quarter of 2007, given the wide deal spreads. As the markets became more confident that deals would close, these spreads tightened dramatically, resulting in profits for many GED Advisors.

Global credit markets experienced turbulence in the third quarter of 2007 as the virtual shutdown of the leveraged loan and high yield markets caused a broad re-pricing of credit risk. The liquidity concerns associated with the sub-prime mortgage crisis, together with the massive debt-financing backlog, caused credit spreads to widen to levels not seen in the market since the end of 2003, with high yield bonds trading at 480 basis points over U.S. Treasuries and leveraged loans trading several hundred basis points wider than the risk-free rate. GED Advisors experienced heightened volatility due to the turmoil in the credit markets, however, this was tempered by the use of hedges on the relevant CDX and LCDX indices, as well as individual short positions, especially in sub-prime-mortgage linked bonds.

For the Nine Months Ended September 30, 2007

GED generated steady returns in the first nine months of 2007, particularly given the volatility in the global equity and credit markets. While some GED Advisors sustained losses from exposure to the broad sell-off, many were able to generate attractive returns from prudent security selection and portfolio construction. In general, GED Advisors remained defensively positioned by utilizing equity and credit hedges, especially on bonds linked to sub-prime mortgages.

Global mergers and acquisitions activity continued to be very strong during the first nine months of 2007, however this activity slowed considerably in August and September as the global credit markets experienced a severe slowdown. GED Advisors benefited from heightened valuations ascribed to global stocks given the robust mergers and acquisitions environment in the first half of 2007. In addition, GED Advisors participated in the mergers and acquisitions space as allocations to risk arbitrage increased over the course of the third quarter of 2007, given the wide deal spreads. As the markets became more confident that deals would close, these spreads tightened dramatically, resulting in profits for GED Advisors.

The high yield market, as measured by the Merrill Lynch High Yield Master II Index, was up 3.40% for the first nine months of 2007. This relatively poor performance was driven by the crisis in the credit markets in June and July as risk was re-priced across all asset classes and turmoil in the sub-prime mortgage market served as a catalyst for a broad sell-off. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, ended the first nine months of 2007 at 420 basis points over U.S. Treasuries, which is 131 basis points wider than the level at the beginning of the year. The housing and sub-prime mortgage markets continued to dominate the headlines during this period. In general, GED Advisors continued to focus on investments in more senior parts of the capital structure and idiosyncratic security selection.

Goldman Sachs Global Relative Value, LLC

As of September 30, 2007, GRV represented approximately 13% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. GRV returned (4.82)% and 1.86%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2007.

For the Three Months Ended September 30, 2007

GRV Advisors incurred losses over the third quarter of 2007, predominantly driven by strategies based on quantitative equity models that were adversely effected in August of 2007.

GRV Advisors focused on credit relative value strategies had mixed results, because credit strategies were weak as a result of the challenging liquidity environment. GRV Advisors focused on interest rate and emerging markets strategies had positive returns through the third quarter of 2007. GRV Advisors specializing in long equity volatility and short credit strategies were the strongest performers, benefiting from the increase in volatility and wider credit spreads during the third quarter of 2007.

GRV Advisors focused on equity market neutral strategies incurred significant losses for the third quarter of 2007. Performance weakness began in July, after a switch in investor sentiment led to price reversals in equity markets that negatively impacted the portfolio as both long and short positions underperformed. In August, losses sharply accelerated, driven by risk reduction by many market participants. However, the strategy’s return improved and then stabilized by the middle of August, after investors provided additional liquidity. More normal activity continued through to the end of the third quarter of 2007.

GRV Advisors implementing strategies based on fixed income trading experienced modest gains in the third quarter of 2007. Greater volatility in the global financial markets led to a number of central banks taking action to improve liquidity, which was beneficial for GRV Advisors with long fixed income volatility positions. GRV Advisors focused on corporate credit strategies were negatively impacted by the sub-prime mortgage markets, with losses concentrated in August. The emerging country debt markets were also volatile, although GRV Advisors were able to tactically trade long and short positions to be profitable over the third quarter of 2007, with a GRV Advisor focused in Asian markets as one of the strongest performers in the portfolio.

For the Nine Months Ended September 30, 2007

GRV had virtually flat returns for the first nine months of 2007. GRV Advisors with the strongest year-to-date performance specialized in emerging markets, fixed income and long equity volatility strategies.

GRV Advisors focused on equity market neutral strategies delivered consistent returns for the first half of 2007 but subsequently incurred significant losses in the third quarter of 2007. Performance weakness began in July, after a switch in investor sentiment led to price reversals in equity markets, negatively impacting the portfolio as both long and short positions underperformed. In August, losses sharply accelerated, driven by risk reduction by many market participants. The strategy’s return improved and then stabilized in the middle of August, after investors provided additional liquidity. More normal activity continued through to the end of the third quarter of 2007.

GRV Advisors implementing strategies based on fixed income trading were profitable for the first nine months of 2007, delivering steady performance in most months and particularly strong performance in July and August. Greater volatility in the global financial markets led to a number of central banks taking action to improve liquidity, which was beneficial for GRV Advisors’ long fixed income volatility positions. GRV Advisors focused on corporate credit strategies were negatively impacted by sub-prime mortgage markets, with losses concentrated in August. The emerging country debt markets also became more volatile in the summer, although GRV Advisors were able to tactically trade long and short positions to be profitable over the third quarter of 2007, adding to gains from the first half of 2007.

The addition of GRV Advisors with a long volatility bias in their portfolios was beneficial to GRV’s performance for the first nine months of 2007 as market volatility increased, with significant gains achieved in July and August by a GRV Advisor specializing in the Asian equity derivatives markets. Similarly, a GRV Advisor with a short credit bias was also profitable in July as credit spreads widened.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2007, GTT represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. GTT returned 2.38% and 9.38%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2007.

For the Three Months Ended September 30, 2007

GTT delivered positive performance for the third quarter of 2007. After experiencing losses in July and August as a result of unprecedented market volatility, GTT Advisors capitalized on favorable market conditions in September, recouping prior losses across most asset classes.

Equity index trading was profitable for GTT Advisors in the third quarter of 2007. Broad market sell-offs commencing in late July led to losses for the majority of GTT Advisors during the first two months of the third quarter. However, GTT Advisors with sustained long exposures profited from the market recovery in September, which was largely driven by the widely anticipated 50 basis point cut in the Federal Funds Rate. During the third quarter of 2007, emerging markets significantly outperformed developed markets.

GTT Advisors trading commodities from the long side posted gains for the third quarter of 2007. Crude oil generally traded upward during the third quarter, advancing above $80 per barrel in September, as hurricane and supply concerns affected the energy markets. Long exposures to grains contributed to positive performance, with wheat climbing to new highs on weather-induced supply concerns. Metals trading from the long side also experienced positive results in the third quarter of 2007.

Foreign exchange trading was positive for GTT Advisors for the third quarter of 2007. Short U.S. dollar positions contributed the majority of the gains, as the U.S. dollar experienced notable declines through the third quarter, dropping to a record low against the Euro in September. Conversely, the Japanese yen strengthened significantly against the dollar and Euro during the third quarter of 2007 as investors unwound carry trades during the flight to quality.

Fixed income trading generated moderate losses for GTT Advisors for the third quarter of 2007 as bond markets were focused on concerns about the credit crisis in the United States. In July and August, government bonds rose sharply on the back of a flight to quality following a sharp equity sell-off and investor concerns about potential effects from the sub-prime mortgage crisis. During September, bond markets broadly retreated with signs of the credit crisis stabilizing and as investors became concerned about inflation following the Federal Reserve’s 50 basis point cut in the Federal Funds Rate.

For the Nine Months Ended September 30, 2007

GTT posted positive performance in the first nine months of 2007, with positive contribution from equities, fixed income, foreign exchange and commodities.

Equities trading was profitable for the first nine months of 2007. Despite significant volatility experienced by the global equity markets, GTT Advisors were able to sustain a gain in most major markets during the first nine months of 2007. Following a flat first quarter of 2007 during which many GTT Advisors were negatively impacted by the global equity sell-off in late February, GTT Advisors with broadly long exposures experienced notable gains in the second quarter of 2007 as a strong economic backdrop led to a quick recovery in most markets. The third quarter of 2007 again proved to be extremely volatile. However, GTT Advisors with sustained long exposures successfully captured the market recovery in September following the Federal Reserve’s decision to cut the Federal Funds Rate by 50 basis points.

Fixed income trading was also profitable for the first nine months of 2007. The gains were largely due to GTT Advisors’ short exposures to Europe in the first half of 2007, during which markets sustained a downward trend in expectation of further rate hikes. However, the U.S. Treasury markets experienced frequent reversals during the period as a result of uncertainties surrounding the Federal Reserve’s monetary policy. In the third quarter of 2007, government bond markets rallied sharply as global credit market concerns and sliding stocks prompted a flight to quality, resulting in losses in Europe, where most GTT Advisors remained net short.

Foreign exchange trading was positive for the first nine months of 2007, with the majority of gains generated in the third quarter of 2007. Although the U.S. dollar exhibited a downward trend earlier in the year, frequent interim reversals created a difficult trading environment. The dollar’s weakness finally gained momentum in the third quarter of 2007, dropping to a record low against the Euro, a move that many GTT Advisors successfully captured. Notable declines were also observed in the Japanese yen, which reached a record low against the Euro and its lowest level in more than four years against the U.S. dollar during the second quarter of 2007. GTT Advisors with long emerging market currency positions also delivered positive results.

Commodities trading also generated gains in the first nine months of 2007, with particularly strong performance in energy. After remaining range-bound for the first half of 2007, crude oil staged a strong rally that sent prices above $80 per barrel in September. Grain markets, especially wheat and soybean, also moved notably higher during the first nine months of the year in the face of supply concerns. GTT Advisors with net long exposures to grain markets experienced mixed results, with gains from wheat and soybeans partially offset by losses in corn. GTT Advisors trading “softs” mainly from the long side experienced moderate losses.

Goldman Sachs HFP Opportunistic Fund, LLC

As of September 30, 2007, HFPO represented approximately 3% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. HFPO returned (14.85)%, for Class A Series 1 units for the three months ended September 30, 2007.

For the Period from July 1, 2007 (commencement of operations of HFPO) through September 30, 2007

HFPO Advisors focused on equity market neutral strategies incurred significant losses for the third quarter of 2007. Performance weakness began in July, after a switch in investor sentiment led to price reversals in equity markets that negatively impacted the portfolio as both long and short positions underperformed. In August, losses sharply accelerated, driven by risk reduction by many market participants. However, the strategy’s return improved and then stabilized by the middle of August, after investors provided additional liquidity. More normal activity continued through to the end of the third quarter of 2007.

Performance for the Three and Nine Months Ended September 30, 2006

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

			Three Months Ended	Nine Months Ended
	Portfolio Weight	Portfolio Weight as	September 30,	September 30,
	as a% of	a% of Adjusted	2006	2006
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	37.41%	35.68%	2.24%	5.39%
GED	37.60%	35.86%	1.56%	9.12%
GRV	14.83%	14.15%	(5.61)%	1.67%
GTT	15.81%	15.08%	(1.38)%	0.07%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $31,192,162 that was payable at September 30, 2006.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2006, the Company’s Class A Series 1 Units returned (0.02)% and 4.06%, respectively, net of fees and incentive allocation.

The Investment Funds

The Company had investments in four Investment Funds during the nine months ended September 30, 2006 (GELS, GED, GRV and GTT). Each of the four Investment Funds’ performance during the three and nine months ended September 30, 2006 is described in the following.

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

Comparison of Selected Financial Information for the Three and Nine Months Ended September 30, 2007 and 2006

Interest Income

Interest income for the three and nine months ended September 30, 2007 was $170,755 and $265,108, respectively, compared to the three and nine months ended September 30, 2006 of $81,943 and $414,352, respectively. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and nine months ended September 30, 2007 was $2,133,593 and $6,454,755, respectively, compared to the three and nine months ended September 30, 2006 of $2,104,808 and $7,033,366, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to the fluctuations in the Company’s net assets for the periods ended September 30, 2007 compared to the same periods in 2006.

Professional fees for the three and nine months ended September 30, 2007 were $103,358 and $301,310, respectively, compared to the three and nine months ended September 30, 2006 of $72,372 and $221,632, respectively. The increase in professional fees for the three and nine month periods ended September 30, 2007 was primarily due to increased legal and auditing costs related to the ongoing operations of the Company as a publicly registered company.

Interest expense for the three and nine months ended September 30, 2007 was $171,194 and $263,393, respectively, compared to the three and nine months ended September 30, 2006 of $25,267 and $141,467, respectively. The increase in interest expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due to increased level of short-term borrowing during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and the accrual of commitment fees under the current credit facility for the nine months ended September 30, 2007.

Miscellaneous expenses for the three and nine months ended September 30, 2007 were $49,863 and $227,818, respectively, compared to the three and nine months ended September 30, 2006 of $5,370 and $57,596, respectively. The increase in miscellaneous expenses for the three and nine month periods ended September 30, 2007 was primarily due to increased printing and regulatory filing costs related to the ongoing operations of the Company as a publicly registered company.

Incentive Allocation

The Incentive Allocation for the three and nine months ended September 30, 2007 was $(144,463) and $2,556,027, respectively, compared to the three and nine months ended September 30, 2006 of $(7,873) and $1,705,939, respectively. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the change in Incentive Allocation was due to an increase in net income from operations. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the change in Incentive Allocation was due to a decrease in net income from operations. The net loss incurred during the three months ended September 30, 2007 and 2006 resulted in a reversal of Incentive Allocation accrued during the year.

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

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through September 30, 2007. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received subscriptions from new and existing investors of $15,775,000 and $31,505,500, respectively, during the three and nine months ended September 30, 2007 and subscriptions of $11,875,000 and $32,981,000, respectively, during the three and nine months ended September 30, 2006.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has declined from earlier periods as investors’ have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions of $32,058,148 and $76,301,892 during the three and nine months ended September 30, 2007, respectively and $89,209,736 and $513,543,605 during the three and nine months ended September 30, 2006, respectively. The Company had Redemptions payable in the amount of $27,455,904 and $23,701,199 payable after September 30, 2007 and December 31, 2006, respectively. The Company funded the redemptions made in 2006 and in January, April, July and October 2007 by making redemptions from the

Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand and the Company also used its old credit facility to fund January 2006 and April 2006 redemptions and its new credit facility to fund July 2006, October 2006, January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in October 2007 had a material adverse effect on the value of the Units or the performance of the Company. Although the Company may elect to borrow under its credit facility (see below), including without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

Demand for redemptions varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. In particular, in January 2006, the Company experienced a surge in investment demand for investment products utilizing different investment strategies with different risk/return profiles than the Company and accordingly the Company experienced a high volume of redemptions at such time. For the year ending December 31, 2005, the Company experienced returns of 4.57%. The Company believes while such returns were generally in line with the returns of investment products using similar investment strategies as the Company, such returns were significantly less attractive than those realized for the year ending December 31, 2005 by other investment products with much more exposure to volatility and which utilize leverage, including other products managed by affiliates of the Company. As a consequence, the Company believes that in January 2006, along with other products following similar investment strategies, it may have experienced meaningful outflows while other investment products utilizing investment strategies capitalizing on higher volatility and employing leverage and thereby receiving higher relative returns for the period experienced significant inflows.

The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) The Goldman Sachs Group, Inc. or its affiliates, including Goldman, Sachs & Co. (collectively referred to herein, together with their affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”), or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes.

On June 30, 2006, the Company entered into a new credit facility (the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). As of September 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility had a final stated maturity of June 30, 2007, which prior to its maturity was extended to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the existing Credit Facility to an additional 364-day period from September 19, 2007. In addition the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, as amended, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 15.0% of the Company’s net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 15% of the Company’s net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s net asset value and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member, and suspension in the redemption of the Units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of September 30, 2007, the Company had Cash and cash equivalents on hand of $10,046,831. As of December 31, 2006, the Company had Cash and cash equivalents on hand of $1,224,850.

Investments as of September 30, 2007 were $685,922,055 as compared to $686,250,341 as of December 31, 2006. The modest decrease was due to net redemptions made by the Company from Investment Funds net of profits earned by the Company from the Investment Funds during the nine months ended September 30, 2007.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2007 was $3,608,914 as compared to $1,415,426 as of December 31, 2006. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. For public companies, adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its analysis, the Managing Member has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial statements upon adoption. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of and changes to tax laws, regulations and interpretations thereof.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for measuring fair value. The standard requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on an entity’s financial performance. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. Adoption of FAS 157 is required for fiscal years beginning after November 15, 2007. At this time, the Managing Member is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined.

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

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. For the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

September 30, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	7.73%	24.74%
GED	—	36.19%
GRV	1.21%	12.38%
GTT	0.76%	13.76%
HFPO	0.84%	2.39%

Total	10.54%	89.46%

December 31, 2006

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	15.82%	19.70%
GED	5.36%	29.71%
GRV	1.54%	12.81%
GTT	5.52%	9.54%

Total	28.24%	71.76%

The change in percentages between September 30, 2007 and December 31, 2006 were primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external Advisors.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of September 30, 2007 and as of December 31, 2006, as indicated by the Fair Value/Value at Risk column, and the Net Trading Income from January 1, 2007 to September 30, 2007 and from January 1, 2006 to December 31, 2006. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2007
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity		Equity(7)		at Risk	(In millions)	Liquidity

GELS	33.51%		32.18%		$222,734,597	$18.0	(1)
GED	37.35%		35.87%		248,213,595	32.8	(2)
GRV	14.02%		13.46%		93,165,283	2.2	(2)
GTT	14.98%		14.39%		99,585,526	9.0	(3)
HFPO	3.34%		3.21%		22,223,054	(3.9)	(4)

Total	103.20%	(5)	99.11%	(6)	$685,922,055	$58.1

	Year Ended December 31, 2006
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity		Equity(7)		at Risk	(In millions)	Liquidity

GELS	36.81%		35.54%		$243,737,514	$27.6	(1)
GED	36.36%		35.10%		240,699,867	33.9	(2)
GRV	14.87%		14.36%		98,479,997	8.7	(2)
GTT	15.61%		15.07%		103,332,963	5.8	(3)

Total	103.65%	(5)	100.07%	(5)	$686,250,341	$76.0

(1)	Redemptions can be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 60 days notice (prior to the valuation date), or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the shares with at least 91 days notice or at the sole discretion of the Managing Member.

(5)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected redemptions payable after the balance sheet date.

(6)	The total value of the Company’s investments in the Investment Funds was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities excluding redemption payable in the amount of $27,455,904.

(7)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $27,455,904 that was payable at September 30, 2007 and $23,701,199 that was payable at December 31, 2006.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo Simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2007, the Company had full position level transparency for approximately 38% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company’s Form 10-K. At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the Investment Sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflected a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV, and 23% GTT. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 30% GELS, 30% GED, 25% GRV and 15% GTT as of July 1, 2005 and which was implemented by the Managing Member gradually following July 1, 2005. As of January 1, 2006, the Managing Member made another tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 35% GELS, 35% GED, 15% GRV, and 15% GTT as of January 1, 2006 and which was implemented by the Managing Member effective January 1, 2006. These adjustments to the weights among the Investment Funds were based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The approximate weights of the Investment Funds were 32% GELS, 36% GED, 13% GRV, 14% GTT and 3% HFPO as of September 30, 2007 as a percentage of adjusted members’ equity which excluded redemptions paid after September 30, 2007. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.  Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2007 to September 30, 2007, aggregate subscriptions totaled $31,505,500. Details of the sale of the series of Units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2007	Class A Series 33	10,000.00	2	$1,000,000
February 1, 2007	Class A Series 34	10,010.00	3	1,001,000
March 1, 2007	Class A Series 35	27,595.00	7	2,759,500
April 1, 2007	Class A Series 36	37,000.00	6	3,700,000
May 1, 2007	Class A Series 37	34,000.00	6	3,400,000
June 1, 2007	Class A Series 38	38,700.00	7	3,870,000
July 1, 2007	Class A Series 39	31,750.00	6	3,175,000
August 1, 2007	Class A Series 40	51,000.00	9	5,100,000
September 1, 2007	Class A Series 41	75,000.00	2	7,500,000

Total		315,055.00	48	$31,505,500

The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out redemptions of $32,058,148 during the three months ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

This Form 10-Q contains certain “forward-looking statements” regarding the operation of the Company and the Company’s investment objectives, including, among other things:

•	investment strategies and allocations of assets;

•	future performance; and

•	trends in the Investment Sectors.

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

Date: November 14, 2007

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