Form 10-K
period 2007-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2008-03-31
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50723

Goldman Sachs Hedge Fund Partners, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One New York Plaza New York, New York (Address of Principal Executive Offices)	10004 (Zip Code)

(212) 902-1000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2007 held by non-affiliates was $682,524,461.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

PART I

ITEM 1.   BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”) (formerly Goldman Sachs Princeton LLC), a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”). As of December 31, 2007, the Company had net assets of approximately $680.8 million.

From its inception in April 2002 through July 2003, the Company grew through subscriptions of new investors. The Company believes its growth during this period followed the general national trend of significant inflows achieved by other hedge funds during this period. From April 1, 2002 through July 1, 2003, the Company received approximately 834 investors averaging over 50 investors a month and had a maximum of 104 investors subscribing to the Company in July 2003. Moreover, during this fifteen-month period, total subscriptions in the Company exceeded $880 million and averaged over $55 million per month with approximately $121.8 million being invested in July 2003. During this period, the Company had at least 30 new investors each month and at least $24.5 million invested every month. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2007. For the period from October 1, 2004 through December 31, 2007, the Company had 400 new investors and $404.5 million of aggregate subscriptions from existing and new investors. The number of investors that came into the Company during this period does not represent the number of investors in the Company today due to redemptions made by investors during the same period. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2008, the Company satisfied redemption requests in the amount of approximately $22.7 million.

INVESTMENT PROGRAM

Investment Objective and Approach

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”) managed by the Managing Member, each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each an “Investment Sector” and collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the relative value sector and the event driven sector. Currently, substantially all of the Company’s assets are invested in five Investment Funds, each of which is managed by the Managing Member. The existing Investment Funds are Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”) (formerly known as Goldman Sachs Global Event Driven, LLC (or “GED”)), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”). The Company may also allocate assets to an Advisor (other than through an investment in Investment Fund) by investing in an Advisor Fund, establishing a Managed Account or investing in a Portfolio Company (each as defined below). See “Direct Allocations to Advisors.” The assets of each Investment Fund are allocated to Advisors, directly or indirectly, by, among other means, (i) investing in investment funds managed by Advisors (each an “Advisor Fund” and collectively the “Advisor Funds”), (ii) investing with Advisors pursuant to investment management agreements in respect of discretionary managed accounts (each a “Managed Account” and collectively the “Managed Accounts”), or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (each a “Portfolio Company” and collectively the “Portfolio Companies”) that has entered into an investment management agreement with an Advisor in respect of a Managed Account established by such Portfolio Company. See “PORTFOLIO COMPANIES.” (References herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company’s investments through the Investment Funds with certain Advisors.

Each of the existing Investment Funds is a Delaware limited liability company. A brief description of the investment objective and approach of each of the existing Investment Funds is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investment Funds and the Performance of the Investment Funds.”

The Investment Sectors are subjective classifications made by the managing member of the Investment Funds in its sole discretion. Such classifications are based on information provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. In addition, although each Advisor to which an Investment Fund allocates assets invests principally utilizing investment strategies within the applicable Investment Sector, certain Advisors to which an Investment Fund allocates assets may also utilize other investment strategies that are either related or unrelated to such Investment Sector. For example, multi-strategy Advisors invest across a range of strategies. These Advisors tend to be more opportunistic in targeting specific event driven, equity long/short and relative value strategies during differing market environments.

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

Allocation Among the Investment Funds

The Managing Member may allocate the Company’s assets across the Investment Sectors in a manner consistent with the Company’s investment objective. While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO, as of April 1, 2008, the Managing Member will have no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations. Through June 30, 2004, the Managing Member allocated on an equal risk-adjusted basis among the Investment Funds. An adjustment to weights was implemented as of July 1, 2004, based on the Managing Member’s judgment, to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds. In addition, on July 1, 2005 and January 1, 2006, the Managing Member made tactical adjustments to the weightings of the Investment Funds, based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The tactical adjustment to the weights among the Investment Funds made on July 1, 2005 was implemented by the Managing Member gradually following July 1, 2005. The tactical adjustment to the weights among the Investment Funds made on January 1, 2006 was implemented by the Managing Member effective January 1, 2006. The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation, by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation to any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—There Can Be No Assurance that the Managing Member’s Decisions Regarding Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective,” “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments” and “—Special Risks of the Company’s Structure—Allocation of the Company’s Assets May Not Protect the Company from Exposure to Economic Downturns in Any Investment Fund or Investment Sector.”

As of December 31, 2007, 2006, 2005, 2004 and 2003, respectively, the members’ equity of the Company was allocated among the Investment Funds approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investment Funds. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2007, 2006, 2005, 2004 and 2003 also provide the approximate allocations among the Investment Funds of the adjusted members’ equity. The adjusted members’ equity excluded Redemptions payable of $22,708,145 at December 31, 2007, $23,701,199 at December 31, 2006, $347,523,596 at December 31, 2005, $128,546,636 at December 31, 2004 and $34,529,625 at December 31, 2003, which is reflected in the financial statements as a liability under U.S. GAAP. The Managing Member believes this allocation more accurately reflects the percentage of the Company’s equity invested in the Investment Funds given the timing of the payment for the Redemptions payable. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing information supplied by each individual Investment Fund net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS—

Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates.”

December 31, 2007

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$225,759,808	33.16%		32.09%
GFS	$257,594,595	37.84%		36.62%
GRV	$84,319,166	12.38%		11.99%
GTT	$97,949,282	14.39%		13.92%
HFPO	$36,813,437	5.41%		5.23%

Total	$702,436,288	103.18	%(3)	99.85	%(4)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $22,708,145 in Redemptions payable at December 31, 2007.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected Redemptions payable at December 31, 2007.

(4)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $22,708,145.

December 31, 2006

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$243,737,514	36.81%		35.54%
GFS	$240,699,867	36.36%		35.10%
GRV	$98,479,997	14.87%		14.36%
GTT	$103,332,963	15.61%		15.07%

Total	$686,250,341	103.65	%(3)	100.07	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $23,701,199 in Redemptions payable at December 31, 2006.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected Redemptions payable at December 31, 2006.

December 31, 2005

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$294,096,911	37.97%		26.21%
GFS	$301,443,254	38.91%		26.86%
GRV	$317,728,892	41.02%		28.32%
GTT	$211,060,876	27.25%		18.81%

Total	$1,124,329,933	145.15	%(3)	100.20	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $347,523,596 in Redemptions payable at December 31, 2005.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected Redemptions payable at December 31, 2005.

December 31, 2004

		Fair Value of		Fair Value of
	Fair Value of	Company’s Investment		Company’s Investment
	Company’s Investment	as a% of Members’		as a% of Adjusted
Investment Fund	in $ Amount	Equity (1)		Members’ Equity (2)
GELS	$226,276,134	23.63%		20.84%
GFS	$268,186,702	28.01%		24.69%
GRV	$350,409,379	36.60%		32.27%
GTT	$248,081,137	25.91%		22.84%

Total	$1,092,953,352	114.15	%(3)	100.64	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $128,546,636 in Redemptions payable at December 31, 2004.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected Redemptions payable at December 31, 2004.

December 31, 2003

		Fair Value of		Fair Value of
	Fair Value of	Company’s Investment		Company’s Investment
	Company’s Investment	as a% of Members’		as a% of Adjusted
Investment Fund	in $ Amount	Equity (1)		Members’ Equity (2)
GELS	$140,117,348	15.01%		14.48%
GFS	$221,899,920	23.78%		22.93%
GRV	$359,311,989	38.50%		37.12%
GTT	$249,583,571	26.74%		25.79%

Total	$970,912,828	104.03	%(3)	100.32	%(3)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding $34,529,625 in Redemptions payable at December 31, 2003.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members’ equity also reflected Redemptions payable at December 31, 2003.

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES AND EXPENSES.”

January 1, 2007 — December 31, 2007

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	11.51%
Class A Series 33	January	11.51%
Class A Series 34	February	9.77%
Class A Series 35	March	8.90%
Class A Series 36	April	7.95%
Class A Series 37	May	6.21%
Class A Series 38	June	3.95%
Class A Series 39	July	3.43%
Class A Series 40	August	3.54%
Class A Series 41	September	5.58%
Class A Series 42	October	3.87%
Class A Series 43	November	0.36%
Class A Series 44	December	0.73%

(1)	As of December 31, 2007, the Company had 13 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2007.

January 1, 2006 — December 31, 2006

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.03%
Class A Series 21	January	9.03%
Class A Series 22	February	6.00%
Class A Series 23	March	5.51%
Class A Series 24	April	3.82%
Class A Series 25	May	2.32%
Class A Series 26	June	4.28%
Class A Series 27	July	4.74%
Class A Series 28	August	4.84%
Class A Series 29	September	4.06%
Class A Series 30	October	4.77%
Class A Series 31	November	3.21%
Class A Series 32	December	1.37%

(1)	As of December 31, 2006, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2006.

January 1, 2005 — December 31, 2005

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	4.57%
Class A Series 9	January	4.57%
Class A Series 10	February	5.17%
Class A Series 11	March	4.12%
Class A Series 12	April	4.69%
Class A Series 13	May	6.28%
Class A Series 14	June	5.87%
Class A Series 15	July	4.71%
Class A Series 16	August	3.26%
Class A Series 17	September	2.31%
Class A Series 18	October	1.04%
Class A Series 19	November	2.77%
Class A Series 20	December	1.46%

(1)	As of December 31, 2005, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2005.

January 1, 2004 — December 31, 2004

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	5.53%
Class A Series 2	February	4.48%
Class A Series 3	July	4.95%
Class A Series 4	August	5.73%
Class A Series 5	September	5.72%
Class A Series 6	October	4.98%
Class A Series 7	November	4.01%
Class A Series 8	December	1.12%

(1)	As of December 31, 2004, the Company had 8 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2004.

January 1, 2003 — December 31, 2003

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.60%
Class A Series 2	February	7.98%
Class A Series 3	March	6.87%
Class A Series 4	April	7.65%
Class A Series 5	May	6.59%
Class A Series 6	June	3.77%
Class A Series 7	July	3.74%
Class A Series 8	August	4.64%
Class A Series 9	November	1.65%
Class A Series 10	December	1.35%

(1)	As of December 31, 2003, the Company had 10 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2004, Class A Series 2 through Class A Series 10 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2003.

The Company only has one class of units at present, Class A units (the “Class A Units” and each series of Class A Units the “Class A Series Units”). The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds (GTT, GELS, GRV, GFS and HFPO) each offer separate classes of units. Among the classes of units offered by GTT, GELS, GRV and GFS, each has offered Class C units (the “Class C Units” and each series of Class C Units the “Class C Series Units”) while HFPO has offered Class A Units, all of which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The Company only owns Class C Series Units of GTT, GELS, GRV and GFS and owns Class A Series Units of HFPO. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not—in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors)—also subject to management fees and incentive allocations paid by each of the Investment Funds. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investment Funds. Through its investment in the Investment Funds, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investment Funds, including the administration fee for SEI’s (as defined below) services as administrator of each Investment Fund, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES AND EXPENSES.”

The table below compares the historical cumulative total net return of the Company’s Units for the investment periods indicated in the table with the 3 Month London Interbank Offered Rate (“LIBOR”), the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an “index” or collectively as “indices”) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The holders of Units of the Company (each a “Member” and collectively the “Members”) cannot invest directly in these indices.

			Lehman
			Brothers	MSCI
	Company	3 Month	Aggregate	World	S&P 500
Investment Period	(1)	LIBOR	Index	Index	Index

1/1/2007 — 12/31/2007	11.51%	5.32%	6.97%	9.04%	5.49%
1/1/2006 — 12/31/2006	9.03%	5.10%	4.33%	20.07%	15.79%
1/1/2005 — 12/31/2005	4.57%	3.32%	2.43%	9.49%	4.91%
1/1/2004 — 12/31/2004	5.53%	1.48%	4.34%	14.72%	10.88%
1/1/2003 — 12/31/2003	9.60%	1.23%	4.10%	33.11%	28.68%

(1)	Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 33-44, Class A Series 21-32, Class A Series 9-20, Class A Series 2-8 and Class A Series 2-10 for 2007, 2006, 2005, 2004 and 2003, respectively.

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

Goldman Sachs Global Equity Long/Short, LLC

GELS’ investment objective is to target attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2007, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 46 Advisors, although this number may change materially over time as determined by GELS’ managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this Investment Sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions; (iii) focus on companies with certain ranges of market capitalization; or (iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. The managing member of GELS generally will not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation. GELS was organized on July 1, 2001 and commenced its operations on August 1, 2001.

Individuals affiliated with GS Group, including directors, officers, employees, partners, trustees, managers, members and any related trusts, owned less than 1% of GELS as of December 31, 2007.

For the past five years from January 1, 2003 to December 31, 2007, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2007 — 12/31/2007	11.70%
1/1/2006 — 12/31/2006	11.91%
1/1/2005 — 12/31/2005	9.93%
1/1/2004 — 12/31/2004	9.27%
1/1/2003 — 12/31/2003	13.73%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GELS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GELS. The returns shown for 2005, 2006 and 2007 are net of an administration fee paid by GELS to SEI who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005, 2006 and 2007.

Goldman Sachs Global Fundamental Strategies, LLC

GFS’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2007, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 17 Advisors, although this number may change materially over time as determined by GFS’s managing member. Prior to April 1, 2008, GFS’s managing member generally did not allocate more than 25% of GFS’s total assets to any single Advisor at the time of allocation. As of April 1, 2008, there will be no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

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

Special situations such as spin-offs and corporate reorganizations and restructurings offer additional opportunities for Advisors. Often these strategies are employed alongside risk arbitrage or distressed investing. An Advisor’s ability to evaluate the effect of the impact and timing of the event and to take on the associated event risk is the source of the returns. Advisors differ in the degree to which they hedge the equity market risk of their portfolios.

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

Individuals affiliated with GS Group, including directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 1.5% of GFS as of December 31, 2007.

GFS was organized on November 1, 2001 and commenced its operations on April 1, 2002. Since January 1, 2003 until December 31, 2007 GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2007 — 12/31/2007	20.22%
1/1/2006 — 12/31/2006	14.57%
1/1/2005 — 12/31/2005	7.65%
1/1/2004 — 12/31/2004	12.70%
1/1/2003 — 12/31/2003	18.09%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GFS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GFS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GFS. The returns shown for 2005, 2006 and 2007 are net of an administration fee paid by GFS to SEI who became the administrator of GFS on January 1, 2005. No administration fee was paid to GS HFS by GFS in 2005, 2006 and 2007.

Goldman Sachs Global Relative Value, LLC

GRV’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. As of December 31, 2007, GRV’s managing member (currently, the Managing Member) had allocated GRV’s assets, directly or indirectly, to 24 Advisors, although this number may change materially over time as determined by GRV’s managing member. GRV’s managing member generally will not allocate more than 25% of GRV’s total assets to any single Advisor at the time of allocation. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral and fixed income relative value. Other strategies may be employed as well.

Credit Relative Value

Credit relative value encompasses strategies that take long and short positions in corporate bonds or their derivatives to capture misvaluations between single issues as well as between portfolios or indices and their underlying constituents. Strategies may also involve a capital structure component to capture mispricing between equity and corporate debt. Strategies are driven by both qualitative fundamental analysis and quantitative considerations. Portfolios are constructed to ensure that the directional exposure to credit spreads is minimal.

Convertible Arbitrage

Convertible arbitrage strategies consist of buying convertible bonds and shorting an appropriate number of shares of the issuer’s common stock. The stock short sale is intended to hedge the stock price risk arising from the equity conversion feature of the convertible bond. Due to the bond features of convertibles, credit and interest rate risk may also be hedged. Convertible arbitrage strategies are long volatility strategies and primarily profit from rapid changes in stock price. A second source of potential profit is the cash flow generated from the bond’s coupon payment and the short sale interest rebate.

Equity Market Neutral

Equity market neutral strategies try to avoid market direction influences and seek to generate returns purely from stock selection. Advisors construct long and short baskets of equity securities with similar characteristics but different current valuations, with the view that the market will gradually realize these different valuations and correct the difference. Portfolios are designed to exhibit zero or negligible beta to all or most markets. In many instances, Advisors also attempt to immunize portfolios to industry, market capitalization and country exposure.

Fixed Income Relative Value

Fixed income relative value strategies seek to exploit pricing anomalies that might exist across fixed income securities and their related derivatives. Some fixed income strategies are based on macro considerations, and others are primarily quantitative in nature where financial modeling is an integral component. Mispricing in fixed income instruments or baskets of securities is found when securities deviate from historical relationships or fair value. These relationships can be temporarily distorted by exogenous shocks to fixed income supply and demand or by structural changes in the fixed income market. Markets covered are predominantly G10 developed countries, although some Advisors employ similar techniques in developing country fixed income markets.

Volatility Trading

Volatility trading strategies attempt to profit from volatility misvaluations among the global equity and credit markets through taking directional positions, either long or short, on the level of volatility in certain markets. Volatility trading strategies that may be utilized include, among other strategies, equity and credit volatility arbitrage, volatility dispersion, directional volatility trading and variance and volatility swaps trading, as well as some exposure to warrant arbitrage, interest rate, currency volatility trading and convertible arbitrage.

Individuals affiliated with GS Group, including directors, officers, employees, partners, trustees, managers, members and any related trusts, owned 0% of GRV as of December 31, 2007.

For the past five years from January 1, 2003 to December 31, 2007, GRV had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2007 — 12/31/2007	4.53%
1/1/2006 — 12/31/2006	5.89%
1/1/2005 — 12/31/2005	4.09%
1/1/2004 — 12/31/2004	5.38%
1/1/2003 — 12/31/2003	7.11%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GRV (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GRV. The returns shown for 2005, 2006 and 2007 are net of an administration fee paid by GRV to SEI, who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2005, 2006 and 2007.

Goldman Sachs Global Tactical Trading, LLC

GTT’s investment objective is to target attractive long-term, risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. As of December 31, 2007, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 12 Advisors, although this number may change materially over time as determined by GTT’s managing member. GTT’s managing member generally will not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. Advisors use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets. Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs (such as sugar, cocoa, coffee and cotton). Advisors also engage in the speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over- the-counter markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

Individuals affiliated with GS Group, including directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 4% of GTT as of December 31, 2007.

For the past five years from January 1, 2003 to December 31, 2007, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2007 — 12/31/2007	15.72%
1/1/2006 — 12/31/2006	5.61%
1/1/2005 — 12/31/2005	4.03%
1/1/2004 — 12/31/2004	3.87%
1/1/2003 — 12/31/2003	11.61%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units (“no-fee-shares”) of GTT (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GTT. The returns shown for 2005, 2006 and 2007 are net of an administration fee paid by GTT to SEI who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2005, 2006 and 2007.

Allocations to Other Investment Funds

Historically, the Managing Member has allocated its assets to all of the Investment Sectors through allocations to GTT, GELS, GRV and GFS. Currently, the Managing Member expects to continue to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV and GFS as well as through allocations to HFPO. As of April 1, 2008, the Managing Member will have no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund or

Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time.

Goldman Sachs HFP Opportunistic Fund, LLC

The Company currently allocates a portion of its assets to HFPO in order to make opportunistic investments by (a) increasing the weighting of particular Advisors that have low weightings in the Company due to a lower target weight in one of the other Investment Funds, and (b) adding Advisors that are not represented in any of the other Investment Funds at the time of determination. HFPO has an investment objective to target attractive long-term risk-adjusted absolute returns with lower volatility than the broad equity markets. To achieve its objective, HFPO, directly or indirectly, allocates its assets to, or invests in entities managed by, a concentrated portfolio of Advisors that employ a broad range of alternative investment strategies primarily within one or more of the Investment Sectors. HFPO is managed by the Managing Member. The Company is not charged an additional management fee or performance-based fee or allocation by the Managing Member, in its capacity as managing member of HFPO, in connection with its investment therein.

Individuals affiliated with GS Group, including directors, officers, employees, partners, trustees, managers, members and any related trusts, owned 0% of HFPO as of December 31, 2007.

HFPO was organized on June 25, 2007 and commenced operations on July 1, 2007. For the six month period ended December 31, 2007, HFPO had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

7/1/2007 — 12/31/2007	(10.26)%

*	Net return is based on the performance of Class A Series 1 units. Class A Series 1 units (“no-fee-shares”) of HFPO (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of HFPO and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown are net of an administration fee paid by HFPO to SEI who became the administrator of HFPO on July 1, 2007. No administration fee was paid to GS HFS by HFPO in 2007.

Overview of the Investment Process of the Investment Funds

In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process that includes Advisor selection, portfolio design and ongoing risk analysis and monitoring. The Goldman Sachs Group, Inc. acquired the assets and business of Commodities Corporation Limited, a Princeton, New Jersey-based asset management firm established in 1969, specializing in alternative investments, and contributed them to a newly formed wholly owned subsidiary, Commodities Corporation LLC, which was renamed Goldman Sachs Princeton LLC in May 2001, and which changed its name to Goldman Sachs Hedge Fund Strategies LLC in December 2004. The Managing Member (together with predecessor entities) has over 30 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented (i.e., returns not measured against a benchmark) or “skill-based” Advisors. Skill-based Advisors are Advisors which, as a result of their particular investment style and skills, have the potential to be profitable regardless of the direction of the market (i.e., unlike long-only Advisors, which would be expected to make money when markets go up, and not during periods of market decline). The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.

Each Investment Fund’s managing member seeks to identify Advisors to which it may allocate such Investment Fund’s assets through Advisor Funds, Managed Accounts and Portfolio Companies. The Advisor selection process includes a review by the Investment Fund’s managing member’s team of professionals, which may include representatives of its portfolio management, Advisor selection, risk and quantitative analysis, compliance, tax, legal, finance and operations areas.

Both qualitative and quantitative criteria are factored into each Investment Fund’s Advisor selection process. These criteria include portfolio management experience, strategy, style, historical performance, including risk profile and drawdown (i.e., downward performance) patterns, risk management philosophy and the ability to absorb an increase in assets under management without a diminution in returns. The managing member of each Investment Fund also examines the organizational infrastructure of each Advisor, including the quality of the investment professionals and staff, the types and application of internal controls and any potential for conflicts of interest. However, the Company and the Investment Funds do not control the Advisors and are frequently not able to review the actual books and investments of many Advisors since this is proprietary information and in many cases such information is not shared with the managing members of the Investment Funds, neither on a historical nor a current basis.

In determining the relative allocations of capital to each Advisor, an Investment Fund’s managing member considers the risk and return characteristics of each of the Advisors, including the average expected volatility of returns, drawdown patterns and liquidity and leverage characteristics, as well as their asset capacity limits and constraints. In addition, an Investment Fund’s managing member considers how each Advisor’s returns are expected to correlate to the other Advisors in the Investment Fund’s portfolio. It is expected that allocations will vary significantly over time as returns for different Advisors vary. An Investment Fund’s managing member also may adjust allocations from time to time when it deems it appropriate to do so. In addition, it is expected that individual allocations will grow larger or smaller as each Advisor’s performance varies over time.

The identity and number of the Advisors of an Investment Fund may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without prior notice to or the consent of the Company, the Members or the members of the Investment Fund.

The managing member of an Investment Fund may invest a substantial portion of the Investment Fund’s assets with Advisors that may have limited or no track records and Advisor Funds with limited or no operating histories. Certain Advisors may have limited or no experience managing certain of the strategies expected to be deployed by them in their investment programs. In such cases, the Advisors or individual members of their management teams generally will each have had, in the Investment Fund’s managing member’s opinion, relevant experience in other contexts trading in strategies similar to those that such Advisors are expected to utilize. However, the Company and the Investment Funds are not able to ensure Members that each of the Advisors, even those with longer track records, will perform as expected or not undertake actions that would not be in the best interest of the Company or the Members.

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

The Managing Member will assign each direct allocation to an Advisor to a particular Investment Sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company’s assets among the Investment Sectors. See “INVESTMENT PROGRAM—Allocation Among the Investment Funds.” The

Administrator (as defined below) will value such direct allocations using the same policy as the Investment Funds apply to valuations of their assets.

Administration fees are charged at the Investment Fund level. Unless the Company allocates assets directly to Advisors, no administration fee will be paid at the Company level. However, to the extent the Company allocates assets to Advisors other than through investments in Investment Funds, administration fees will be payable. In addition, if the Company allocates assets to Advisors through investments in Advisor Funds or Portfolio Companies, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds and Portfolio Companies, including management and incentive fees of the applicable Advisors. See “FEES AND EXPENSES.”

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

Certain Considerations Relating to Limited Capacity of Potential Advisors

Goldman Sachs or accounts or other investment funds managed by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds’ existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the “HFP U.S. Funds”), and the investment manager of three Irish public limited companies (the “HFP Ireland Funds”). In addition, GS HFS is the investment manager of Goldman Sachs Hedge Fund Partners Institutional, Ltd., a Cayman Islands exempted limited company (“HFP Institutional” and together with HFP U.S. Funds and HFP Ireland Funds, the “HFP Funds”). The HFP Funds generally have investment objectives and strategies similar to those of the Company and the corresponding offshore funds except that HFP Institutional is currently intended for investment by benefit plans and other similar investors.

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

Advisors may limit the amount of assets or the number of accounts that they will manage. In determining how to allocate investment opportunities among the Investment Funds, the other funds in which the HFP Funds invest and any other investment funds or accounts managed by Goldman Sachs, Goldman Sachs and/or GS HFS, as applicable, will take into account the investment objectives of each such entity or account and such other considerations as they deem relevant in their sole discretion.

Such allocations may present certain conflicts. For example, certain Advisors of the funds in which the HFP Funds invest may be closed to new investment. Such Advisors may manage a material portion of the total assets of the funds in which the HFP Funds invest. The Investment Funds and the Company may not be able to allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the funds in which the HFP Funds invest may be given priority over the Investment Funds or the Company in the determination of how any available capacity is allocated. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities.”

Hedging, Leverage and Other Strategies

Hedging

From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company’s portfolio may be exposed. These hedging techniques generally will involve the use of derivative transactions, including swaps, futures and forward contracts, exchange-listed and over-the-counter put and call options, currency contracts and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company’s assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such techniques.

Leverage

The Company, GTT, GELS, GRV and HFPO generally do not utilize leverage as part of their investment programs. As of April 1, 2008, GFS may utilize long-term leverage in its investment program, including, without limitation, to pursue investment opportunities that its managing member determines, in its sole discretion, are attractive during periods in which the capital of GFS is otherwise deployed. The amount of leverage utilized by GFS will be determined by its managing member from time to time based on factors deemed relevant by its managing member in its sole discretion, although such amount of leverage will not exceed 25% of the net asset value (the “NAV”) of GFS at the time of any borrowing.

Advisors are expected to utilize varying degrees of leverage in their investment programs. Leverage utilized by the Advisors in their and the Investment Funds’ investment programs may take the form of trading on margin, use of derivative instruments that are inherently leveraged and other forms of direct and indirect borrowings. Advisors may, but are not required to, borrow from the GS Group. Advisors generally will determine the amount of leverage they utilize, provided that limitations on the amount of leverage may be imposed on Advisors by their governing documents or investment management agreements, as applicable. The managing member of the Investment Funds, on behalf of each Investment Fund, may seek to adjust the degree of leverage with which such Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of an Investment Fund generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. Adjustments to an Investment Fund’s overall leverage level will be based on factors deemed relevant by its managing member, including its assessment of the risk/reward parameters of the Advisors and the strategies currently included in such Investment Fund’s investment portfolio.

The managing member of an Investment Fund may also elect, in its sole discretion, to cause an Investment Fund to invest indirectly in an Advisor Fund through a swap, option or other structure designed to provide greater leverage than a direct investment in the Advisor Fund. During the year ended December 31, 2007, none of the Investment Funds had invested indirectly in an Advisor Fund through such a swap, option or other structure, however, the managing member of an Investment Fund may elect to do so in the future. See “—Indirect Investments in Advisor Funds and with Advisors” below and ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Investment and Trading—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject.”

The Company and each Investment Fund may, but are not required to, borrow (through direct borrowings, borrowings through derivative instruments, or otherwise) from the GS Group or other parties, when deemed appropriate by its managing member, to make investments, to make distributions in respect of redemptions of membership units, to pay expenses or for other purposes.

On June 30, 2006, the Company entered into a credit facility (as amended, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Credit Facility was extended, prior to its maturity, an additional 90 days to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the existing credit facility to an additional 364-day period from September 19, 2007. In addition, the Company amended certain terms of the Credit Facility. As of December 31, 2007, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 15.0% of the Company’s NAV from time to time. If borrowings by the

Company exceed 15.0% of its NAV at anytime, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when the Company has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in Investment Funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight LIBOR, for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The terms of the Credit Facility include various affirmative and negative covenants, including restrictions on additional indebtedness, liens and change of control events. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements for a description of the Credit Facility. The Investment Funds have entered into a similar facility with a different counterparty, except HFPO which does not participate in a credit facility. As a condition to any such borrowing, the Company and each Investment Fund may be required to comply with certain investment guidelines, which may include without limitation, restrictions on permitted investments, strategy limits, leverage and borrowing restrictions, liquidity and diversification guidelines, and remediation requirements. Advisors may also borrow funds for similar purposes or enter into other similar transactions (including from or with the GS Group). The managing member of the Company and each Investment Fund may modify, as applicable, the Company’s or the Investment Fund’s borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit certain activities of the Company and an Investment Fund.

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

Indirect Investments in Advisor Funds and with Advisors

An Investment Fund will typically invest directly in an Advisor Fund by purchasing an interest in such Advisor Fund. There may be situations, however, where an Advisor Fund is not open or available for direct investment or where the managing member of such Investment Fund elects for other reasons to invest indirectly in an Advisor Fund. Such an instance may arise, for example, where an Investment Fund’s proposed allocation does not meet an Advisor Fund’s investment minimums or where the Investment Fund desires to use an instrument that provides leverage with respect to an investment in an Advisor Fund.

An Investment Fund may also invest indirectly in one or more Advisors by allocating assets to investment funds (each an “Indirect Investment Fund”) managed by the managing member of the Investment Fund or an affiliate thereof, so long as the Investment Fund is not subject to an additional management fee or performance-based fee or allocation by the managing member of the Indirect Investment Funds or its affiliate in connection with such investment. An Investment Fund may also invest indirectly in an Advisor Fund through an investment vehicle (a “Feeder Fund”) established by the Managing Member, an Advisor or any of their respective affiliates that invests all or substantially all of its assets in such Advisor Fund. Indirect Investment Funds and Feeder Funds may invest assets in Advisor Funds that charge performance-based compensation similar to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest in the Advisor Fund must first exceed a “high water mark” attributable to a previously obtained NAV). In such circumstances, appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the investors in the applicable Indirect Investment Fund or Feeder Fund at such time, not just those who were investors at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) may not be taken into account in determining the NAV of the Indirect Investment Fund or Feeder Fund. Therefore, such Loss Carry-forward Value to existing investors in the Indirect Investment Fund or Feeder Fund could be diluted by new subscriptions for interests because the new interests will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation. Certain Indirect Investment Funds and Feeder Funds may invest with Advisors that have the right to designate investments as “special investments.” Such special investments raise additional liquidity and valuation risks for the applicable Indirect Investment Fund or Feeder Fund (and indirectly the Company). See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Issuers of Securities—Advisor Special Investments.” Feeder Funds may be managed by the Managing Member or an affiliate thereof so long as the Company is not subject to an additional management fee or performance-based fee or allocation by the Managing Member or its affiliate in connection with such investment. An Investment Fund may also invest in an Advisor Fund indirectly by purchasing or entering into a “Derivative Advisor Investment,” which is a derivative instrument (such as a structured note, swap or similar contract) designed to pay a return approximately equal to the total return of the Advisor Fund. A Derivative Advisor Investment acquired by an Investment Fund generally would require a counterparty to pay to the Investment Fund a return based on the return of a particular Advisor Fund, in exchange for consideration from the Investment Fund equivalent to the cost of purchasing an ownership interest in the Advisor Fund. In addition, in the sole discretion of the managing member of the Investment Funds, a Derivative Advisor Investment may be structured in a manner that provides greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund and consequently the Company. Indirect investments through Derivative Advisor Investments carry with them the credit risk associated with the applicable counterparty. In addition, such investment may be subject to transaction and other fees, which may reduce the value of the Investment Fund’s underlying investment. There can be no assurance that a Derivative Advisor Investment will have the same or similar results as a direct investment in an Advisor Fund, and the Investment Fund’s value, and consequently the value of the Company, may decrease as a result of making a Derivative Advisor Investment.

Investment in Exchange-Traded Advisor Funds

From time to time, the Company may (directly or indirectly through an Investment Fund) invest in shares or other interests of Advisor Funds which are traded on a stock exchange. Unlike a typical private investment fund, an investor (including the Company) holding shares of an exchange-traded Advisor Fund generally will not have the right to require the Advisor Fund to redeem its shares. Instead, if an investor wishes to realize all or a portion of its investment in the exchange-traded Advisor Fund, it must sell its shares through the applicable exchange at a price set by the market. There can be no assurance that the market price for such shares will reflect the underlying NAV of the shares; such shares may trade at a significant discount to NAV for extended periods of time or at all times. In addition, there can be no assurance that an active trading market in the shares of an exchange-traded Advisor Fund will develop or will be sustained, and if no such market is developed or sustained, the price and liquidity of such shares may be adversely affected. In addition, certain parties, including investors or potential investors in an exchange-traded Advisor Fund, may receive information that has a bearing on the NAV of the Advisor Fund that is not available or has not been made available to the Advisor Fund or other investors (including the Company). These parties may act on the basis of such information in ways that have adverse effects on such Advisor Fund or investors in such Advisor Fund, including the Company.

Co-Investment and Other Investment Opportunities

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. Advisors or such other parties (for themselves or funds or accounts under their management) may or may not elect to invest in such opportunities. In this regard, because of many factors and relationships, including considerations that Client/GS Accounts (as defined below), including the Company and the Investment Funds, are investors or have other relationships with such Advisors, as a general matter, neither the Company nor the Investment Funds will have an entitlement to participate in such investments. In certain very limited circumstances, through a pre-emptive or other similar right, the Company or the Investment Funds may have an entitlement which may or may not be realized or exercised. Furthermore, whether or not a pre-emptive or other right exists, such investment opportunities may not be appropriate for the Company or the Investment Funds, considering the Company’s and the Investment Funds’ investment mandate of allocating their assets to, or investing in entities managed by, a portfolio of Advisors. This may be particularly true in cases of direct investments in securities or other assets that either are not managed by the Advisor or are not part of a broader portfolio of securities or other assets. Therefore, there should not be an expectation that the Company or the Investment Funds will participate in any such investment opportunities.

Any such opportunity may be undertaken by other Client/GS Accounts, including without limitation, investment vehicles formed, sponsored, managed or advised by Goldman Sachs to invest in such opportunities, or by Goldman Sachs for its own account. Goldman Sachs’ other activities may have an impact on the selection of Advisors for the Company and the Investment Funds. Certain investment vehicles may be organized to facilitate the investment by Goldman Sachs and certain current or former directors, partners, trustees, managers, members, officers, consultants, employees and their families and related entities, including employee benefit plans in which they participate.

Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either the Investment Fund or separate Cayman Islands limited liability companies formed by the managing member of an Investment Fund through which the Investment Fund allocates assets to such Advisor or (ii) Advisor Funds in which an Investment Fund invests. See “PORTFOLIO COMPANIES.”

Potential Types of Advisor Investments

The Advisors may invest in securities, assets and instruments of any type, long or short, including, without limitation, the following: equity securities and instruments including, without limitation, common stock, preferred stock, equity index futures and forwards, interests in real estate investment trusts, convertible debt instruments, convertible preferred stock, equity interests in trusts, partnerships, joint ventures, limited liability companies, warrants and stock purchase rights, swaps and structured notes; fixed income instruments including bonds, interest rate futures contracts and swaps, options on futures, indices, loan participations and government and corporate debt instruments (both rated and unrated); currencies and speculative positions on currencies, spot transactions, currency forwards, cross currency swaps, options and futures on currencies; commodities and futures, including without limitation, spot transactions in commodities, commodities futures and swaps and options on futures; and structured financial products, including mortgage-backed securities, pass-throughs and other asset-backed securities (both investment-grade and non-investment grade). The Advisors may employ short selling, and trade in securities without active public markets, indices, over-the-counter options, when-issued and forward commitment securities and engage in the borrowing and lending of portfolio securities. The Advisors may also engage in derivative transactions including swaps and repurchase and reverse repurchase agreements or other strategies to hedge against securities, currencies or interest rates or to manage risk relating to their portfolio investments, to leverage their portfolio and to establish speculative positions. The Advisors may invest in both U.S. and non-U.S. issuers, including issuers of emerging market countries.

Economic Arrangements with Advisors

From time to time, the Company, an Investment Fund, Goldman Sachs and/or other clients or accounts of Goldman Sachs (including other investment funds managed by the Managing Member or Goldman Sachs, collectively, “Participants”) may enter into economic arrangements with an Advisor Fund or an Advisor in connection with an investment in an Advisor Fund or with an Advisor. Such economic arrangements may include, without limitation, the agreement by an Advisor to reduce or rebate any fees, allocations or other compensation incurred by a Participant in respect of an investment in an Advisor Fund; the agreement by an Advisor to pay or share with a Participant or any third party some or all of the fees, allocations or other compensation earned by the Advisor with respect to one or more Advisor Funds; or the agreement by a Participant to acquire or receive an interest in the equity of and/or profits or revenues earned by an Advisor and/or its affiliates in respect of its business.

The determination as to whether or not the Company or an Investment Fund should negotiate or enter into any such arrangements will be made by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion, based on factors which it considers to be relevant. To participate in such arrangements, the Company or the Investment Fund may be required to make an initial or periodic payment or contribution to the Advisor Fund, which may be substantial. In addition, the Company or the Investment Fund may be required to invest in an Advisor Fund on terms that are more restrictive or less advantageous than may be available to other investors, including without limitation, agreeing to lock up a substantial portion or all of its investment in such Advisor Fund for an extended period of time. Any such determination made on behalf of the Company or an Investment Fund may differ from a determination made by Goldman Sachs in respect of itself or its other Client/GS Accounts. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities” and “Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts.” Subject to applicable law, Goldman Sachs may participate in or be allocated any such arrangements or opportunities.

Such an arrangement, if entered into by the Company or an Investment Fund, may pose liquidity and valuation risks for the Company or the Investment Fund. For example, such an arrangement may be contingent on the Company or the Investment Fund investing in one of the Advisor’s Advisor Funds and locking up such investment for long periods of time, potentially for several years. There can be no assurance that any such arrangement will be beneficial to the Company or the Investment Fund, or that the benefits will outweigh the detriments of any such arrangement. The assets of the Company or the Investment Fund may be tied up in such arrangements for substantial periods of time, during which time the Company or the Investment Fund may be unable to liquidate such assets to pursue more profitable investments. Requests to redeem a substantial amount of the interests in the Company or the Investment Fund may require the Company or the Investment Fund to redeem interests from other more liquid assets in order to meet such redemption requests. This could limit the ability of the Managing Member or the managing member of the Investment Funds, as applicable, to successfully implement the investment program of the Company or the Investment Fund and could have a material adverse effect on the portfolio mix of the Company or the Investment Fund and liquidity for remaining members therein. There can be no assurance that any such illiquid investments will not constitute a material portion of the Company’s portfolio, particularly following substantial redemptions from the Company.

Any fee and/or profit sharing arrangements with, or interest in the profits of, an Advisor, if entered into by the Company or an Investment Fund, will be an asset of the Company or the Investment Fund, and its value will need to be determined in connection with calculating the NAV for purposes of, among other things, subscriptions, redemptions and fees. However, any such arrangements may be difficult to value and generally will not be transferable. The value of any such asset will be determined in accordance with U.S. GAAP consistently applied as a guideline and according to such procedures as may be established from time to time by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion. There is no guarantee, however, that any value given to any such asset will represent the value that would be realized by the Company or the

Investment Fund in respect of the asset at the time of valuation. The value of any such asset may change over time and any such asset could lose some or all of its value.

If Goldman Sachs or clients of Goldman Sachs other than the Company or the Investment Funds invest in, or provide financial or non-cash support to, or acquire or receive an interest in the equity of and/or profits or revenues of, an Advisor, or enter into an arrangement with such Advisor to share in fees, allocations and/or profits earned by such Advisor, such arrangement may cause potential conflicts of interest. See “POTENTIAL CONFLICTS OF INTEREST.”

The investment program of the Company and each of the Investment Funds are speculative and entail substantial risks. There can be no assurance that the investment objective of the Company or any Investment Fund, including their asset allocation, risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors that are directly or indirectly investing Company assets are expected to utilize forward or futures contracts, options, swaps, other derivative instruments, short sales, margin or other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund’s, and the Company’s investment portfolio may be subject. See ITEM 1A. “RISK FACTORS.”

INTERNATIONAL ACTIVITIES

The Company allocates its assets to the Investment Funds who in turn allocate their assets to Advisors located throughout the world. From time to time, these Advisors invest in securities of non-U.S. issuers, including companies based in less developed countries (i.e., “emerging markets”), or in securities issued by the governments outside the United States. A portion of the Company’s assets, therefore, ultimately may be invested in securities and other financial instruments denominated in non-U.S. currencies, the prices of which are translated into U.S. dollars for purposes of calculating the Company’s NAV. Some Advisors may invest exclusively in securities and other financial instruments denominated in non-U.S. currencies. The Investment Funds have invested, from time to time, up to 40%-50% of their assets with Advisors located outside the United States or in non-U.S. markets or financial instruments. The amount so invested outside the United States could be significantly greater than such amount at any particular time in the future. Historical international investment activity may not be indicative of current or future levels.

The value of the Company’s assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors’ investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to International Investments—Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls,” “—Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities,” “—Investment in Emerging Markets Involves Significant Risks, Including Inflation and Currency Devaluations,” “—Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments,” and “—Non-U.S. Futures Transactions Afford Less Protection as Rules of a Non-U.S. Exchange May Not be Enforced by a U.S. Regulator.”

PORTFOLIO COMPANIES

The Investment Funds may allocate assets to Advisors (i) through direct or indirect investments in Advisor Funds, (ii) through direct allocation of assets held in a separately managed account pursuant to an investment management agreement between the Investment Fund and the Advisor or such similar arrangement as is determined by the managing member of such Investment Fund or (iii) through investments in Portfolio Companies, each of which allocates its assets to a single Advisor via a separately managed discretionary account. The managing member of the Investment Funds or an affiliate thereof is the investment manager of each Portfolio Company to which the Investment Funds allocate assets, and the officers and all or a majority of the directors of each such entity are persons that are employed by, or are otherwise affiliated with, the managing member of the Investment Funds or their affiliates. Portfolio Companies may have other investors in addition to the Investment Funds. See “POTENTIAL CONFLICTS OF INTEREST.” It is expected that one investor in each Portfolio Company will be an exempted company incorporated with limited liability under the laws of the Cayman Islands or an Irish public limited company each of which is managed by the managing member of the Investment Funds and formed to accept subscriptions from non-U.S. persons and U.S. tax-exempt entities.

Each Portfolio Company (or the managing member of the applicable Investment Fund, in its capacity as investment manager, on behalf of the Portfolio Company) will enter into an investment management agreement with an Advisor selected by the managing member of the applicable Investment Fund. Each investment management agreement provides for the payment of fees and expenses of the Advisor, any restrictions on the Advisor relating to the management of the assets, including restrictions relating to leverage and investment strategies, if applicable, and rights of the managing member of the Investment Fund with respect to ongoing monitoring and risk management, which may include rights to receive reports, require the disposition of positions and withdraw all or a portion of an allocation to the Advisor. A Portfolio Company may issue shares of various series or classes, which may bear fees or have terms that differ from the shares held by the applicable Investment Fund or the corresponding offshore investment fund. Each Portfolio Company reserves the right in its sole discretion and for any reason to waive fees of, or impose different fees on, any investor, as may be agreed to by the Portfolio Company and the investor. Each Portfolio Company may, by agreement with its Advisor, structure the Advisor’s fees (or a portion thereof) as an incentive allocation or other arrangement.

Each Portfolio Company is expected to be formed as an exempted company incorporated with limited liability in the Cayman Islands. The governing documents of each Portfolio Company provide, among other things, for the management of the Portfolio Company by its board of directors, redemption rights of investors in the Portfolio Company (which will be negotiated on a case-by-case basis with each investor, provided that the Investment Funds have the right to redeem their shares upon request, subject to any restrictions contained in the investment management agreement between the Portfolio Company and the Advisor), certain fees and expenses as discussed below and under “FEES AND EXPENSES,” and indemnification and exculpation of the managing member of the Investment Funds (in its capacity as the investment manager of the Portfolio Company) and its affiliates.

Goldman Sachs will be issued the only voting shares of each Portfolio Company, and only those voting shares will be entitled to vote on most Portfolio Company matters, including the election of the Portfolio Company’s directors. Accordingly, an investor in a Portfolio Company (including the applicable Investment Fund) generally will have little or no control rights with respect to the activities of the Portfolio Company, including modifying or enforcing the terms of the investment management agreement between the Portfolio Company and the Advisor. In addition, the terms of a Portfolio Company may be amended in accordance with the memorandum of association and articles of association of such Portfolio Company, without notification to the Members or the investors in the applicable Investment Fund (including the Company).

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

The managing member of an Investment Fund will not charge any management fee or performance-based fee or allocation at the Portfolio Company level. Each Portfolio Company, however, will pay the Administrator certain fees as described more fully in “FEES AND EXPENSES” and will be responsible for reimbursing the Administrator for its reasonable out-of-pocket expenses incurred in connection with providing services to the Portfolio Company.

Each investor in a Portfolio Company (including the applicable Investment Fund) shares in the appreciation and depreciation of the NAV of the Portfolio Company for any accounting period pro rata based on the relative NAV of the investor’s interest as of the beginning of such accounting period (adjusted as necessary to take into account subscriptions, redemptions and distributions, any Advisor fees and any performance-based Advisor compensation or allocations not borne in the same proportions by each investor, and other events as determined by the Portfolio Company’s board of directors in its sole discretion).

The applicable Investment Fund bears, indirectly through its investment in each Portfolio Company, a pro rata portion of the expenses of each Portfolio Company in which it invests. Such expenses include each Portfolio Company’s own offering, organizational and operating expenses, including any management and performance-based fees or allocations payable to the Advisor of the Portfolio Company’s assets pursuant to the Portfolio Company’s investment management agreement. The Company bears, indirectly through its investment in the Investment Funds, a pro rata portion of the expenses of each Portfolio Company in which the Investment Funds invest. See “FEES AND EXPENSES.” For instance, each Portfolio Company is responsible for (and the applicable Investment Fund and, in turn, the Company indirectly will be affected by) indemnifying the managing member of the applicable Investment Fund (in its capacity as investment manager of the Portfolio Company), Goldman Sachs, members of the board of directors, officers of the Portfolio Company, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons against any losses, claims, costs, damages or liabilities to which such person may become subject in connection with any matter arising out of or in connection with the business or affairs of the Portfolio Company, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance or gross negligence (as interpreted under the laws of the State of New York) of, or any criminal wrongdoing by, such indemnified person. A Portfolio Company may agree to indemnify certain of the Advisors and their respective officers, directors and affiliates from liability, damage, cost or expenses to which such person may become subject in connection with matters arising out of or in connection with the business or affairs of the Portfolio Company.

References in this Annual Report to assets or investments of the Company, the Investment Funds and the Advisors shall be deemed to include interests in Portfolio Companies and assets and investments of Portfolio Companies to the extent of the Company’s and the Investment Funds’ indirect interest therein, whether or not so indicated, where the context permits.

FEES AND EXPENSES

The Company pays the Managing Member a monthly management fee accruing daily (the “Management Fee”), equal to one-twelfth of 1.25% of the net assets of the Company in respect of each series of Class A Units as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, the NAV of each series of Class A Units are not reduced to reflect any accrued incentive allocation (the “Incentive Allocation”), including any Incentive Allocation that is allocated to the Managing Member as of such date. The Management Fee payable by any other class of Units may be different from the Management Fee payable by the Class A Units. The Management Fee with respect to each series of units will reduce the capital account of the series of Units to which it relates, as described under “—Capital Accounts; Allocation of Gains and Losses” below. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investments Funds by the Company because the Company owns “no-fee shares” of each of the Investment Funds.

The Company is currently issued units of a class of membership interests of each Investment Fund (“no-fee-shares”) which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. Because the Company owns “no-fee-shares” in each of the Investment Funds, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company’s investments in each of the Investment Funds. The ratios shown below do not reflect the inclusion of the Company’s proportionate shares of expenses of the Investment Funds, including the administration fees paid, directly or indirectly, by the Investment Funds.

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2007 are as follows:

Class A
Series 1

Ratios to average net assets (annualized):
Expenses	1.42%
Incentive allocation	0.57%
Total expenses and incentive allocation	1.99%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2007 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2007.

Fees and	Percentage	Dollar
Expenses	Amount	Amount

Management Fee	1.25%(1)	$13,324(4)
Incentive Allocation	5%(2)	$6,013(4)
Administration Fee	N/A(3)	$534(4)
Placement Fee	None	None
Entry Fee	None	None
Exit Fee	None	None
Minimum Subscription Amount	N/A	$1,000,000(5)

(1)	The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts; Allocation of Gains and Losses” below.

(2)	At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of Units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of Units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of Units if the NAV of such series is above a prior high NAV. See “—Capital Accounts; Allocation of Gains and Losses” below.

(3)	The Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. In 2004, each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it as administrator. The dollar amount (which is approximate based on calculation) reflects the total administration fee comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2004. Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2007, the administration fee rate (as discussed below) ranged between 0.04% and 0.06%.

(4)	Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2007.

(5)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

Prior to February 9, 2007, the Managing Member served as the administrator of the Company. The Managing Member (in its capacity as administrator of the Company) and the Company entered into an agreement with SEI Global Services, Inc. (“SEI”), as of March 1, 2004, pursuant to which SEI served as the sub-administrator of the Company. Effective as of February 9, 2007, the Managing Member ceased to serve as the administrator of the

Company and the Company entered into an administration agreement (the “Administration Agreement”) with SEI pursuant to which SEI became the administrator of the Company, the Investment Funds and the Portfolio Companies (the “Administrator”). The Administrator is responsible for, among other things, calculating the NAV for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports; maintaining a registry of ownership and providing certain other administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. Further, the Administrator may assist in the preparation of the Company’s periodic and other reports including filing such reports with the U.S. Securities and Exchange Commission (the “SEC”) and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to The Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future.” From time to time, the terms and conditions of the Administration Agreement may be amended as agreed between the Managing Member and the Administrator.

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

Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and SEI currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005 and 2006, an administration fee was not charged at the Portfolio Company level, and the administration fee charged at the Investment Fund level was paid with respect to assets of the Investment Funds invested in Portfolio Companies. During such period, the administration fee rate was determined each month based on the total assets managed by the Managing Member that were administered by SEI and its affiliates. In determining the administration fee rate, each Investment Fund was assessed a higher rate in respect of assets allocated to Portfolio Companies and Managed Accounts established on behalf of the Investment Funds and other GS HFS-managed investment funds of clients. In 2006, the administration fee rate ranged between 0.04% and 0.06%.

Unless the Company allocates assets directly to Advisors (see “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors”), SEI does not receive a fee directly from the Company for its service as the Administrator. However, the Administrator receives a per investor servicing charge and will be reimbursed by the Company for all of its reasonable out-of-pocket expenses. The Company will also bear its pro rata portion of each Investment Fund’s administration fees.

Effective as of January 1, 2007, the fees payable to SEI by the Investment Funds and Portfolio Companies were changed. Under the new arrangement, each Investment Fund pays SEI an administration fee equal to a percentage of such Investment Fund’s NAV, calculated and paid on a monthly basis, at a rate based on the total assets managed by the managing member of the Investment Fund that are administered by SEI and its affiliates (the “Administration Fee”). For purposes of determining the Administration Fee, the NAV of the Investment Fund will not be reduced to reflect any accrued but unpaid incentive allocation or management fees payable at the Investment Fund level. In addition, each Investment Fund pays SEI a fee in respect of the assets that the Investment Fund allocates to each Managed Account, and each Portfolio Company pays SEI a fee, a portion of which will be borne by the Investment Fund through its investment therein (each, an “Account Administration Fee” and collectively, the “Account Administration Fees”). Each Account Administration Fee will be equal to a percentage of the NAV of the applicable Managed Account or Portfolio Company, calculated and paid on a monthly basis, at a rate which will vary depending on the complexity of the administration of the Managed Account or Portfolio Company and the total assets of Managed Accounts and Portfolio Companies of a similar type that are administered by SEI. As a result of the foregoing, the amount of the Account Administration Fees borne directly or indirectly by the Company will be greater or lesser depending on the percentage of the Company’s assets that are directly or indirectly allocated to Managed Accounts and Portfolio Companies, and on the complexity of the administration of such Managed Accounts and Portfolio Companies. Each Investment Fund will also pay SEI a monthly investor servicing charge for each investor in the Investment Fund and reimburse SEI for reasonable expenses incurred in connection with providing services to the Investment Fund and the Managed Accounts, and the Investment Fund will bear, through its investment in each Portfolio Company, a portion of similar expenses incurred by such Portfolio Company. In the event that the Company allocates assets directly to Advisors rather than through an investment in a Investment Fund, the Company will pay SEI administration fees similar to the administration fees paid at the Investment Fund level. In 2007, the administration fee rate ranged between 0.04% and 0.06%.

The Company, the Investment Funds and the Portfolio Companies may, in the future, engage other entities, which may be affiliated with the Managing Member, to provide administration services to the Company, the Investment Funds or the Portfolio Companies, respectively, as administrator or sub-administrator. The terms and conditions of any such engagement shall be as agreed to by the Company, the Investment Funds or the Portfolio Companies and the applicable service provider, and may differ from the terms and conditions under which SEI provides administration services to the Company, the Investment Funds and the Portfolio Companies, including without limitation, the compensation arrangements and indemnification obligations described above. In addition, the Company, any Investment Fund or any Portfolio Company may in the future agree with SEI to alter the terms of its existing agreement with SEI, including without limitation, the compensation arrangements described above.

Pursuant to the Administration Agreement with SEI, the Company has agreed to indemnify and hold SEI harmless from and against any loss or liability (including, without limitation, any loss or liability arising out of any act or omission of SEI or any claim asserted or threatened in connection with SEI’s performance of its obligations or duties under the Administration Agreement), except where such loss or liability arises as a result of the willful misfeasance, bad faith or negligence of SEI, or by reason of SEI’s reckless disregard of its duties under the Administration Agreement.

The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the LLC Agreement (as defined below) or the Company’s other organizational documents or the subscription agreement (the “Subscription Agreement”) or any modification or supplement to the Private Placement Memorandum dated February 2008 for the Company (as it may be supplemented or modified from time to time, the “Memorandum”), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of Units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, fees to Advisors with respect to Managed Accounts, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company’s transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations described under ITEM 12. “INDEMNIFICATION OF DIRECTORS AND OFFICERS” in the Form 10 filed on April 28, 2004, as amended); and all costs and expenses incurred as a result of the reorganization, dissolution, winding-up or termination of the Company.

Certain administrative and investment-related services, including but not limited to those relating to accounting, tax and legal advice and other services (including with respect to litigation, if any), marketing efforts, information technology, risk management, cash management, administrative services, and the selection, investigation, acquisition, holding or disposition of investments may be provided by internal staff of Goldman Sachs, including entities created by Goldman Sachs to handle such services. Goldman Sachs may, in its sole discretion, charge the Company or an Investment Fund its allocable portion of the fees and expenses associated with such services, and the Company or Investment Fund, as applicable, will be responsible for such fees and expenses. In such event, the Managing Member will determine the fair and reasonable cost for such services based on, among other things, the compensation and benefits of the personnel providing the services as well as an allocation of overhead expenses. Amounts paid to Goldman Sachs by the Company directly or indirectly with respect to all of these services are incremental to the Management Fee charged to the Company.

The Company in the past has borne its organizational expenses and continues to bear expenses incurred in connection with the offer and sale of Units, including printing costs, legal fees and other expenses of the Company, the Managing Member and any placement agent and other expenses of the offering of Units. In addition, the Company bears, indirectly through its investment in each Investment Fund, Advisor Fund and Portfolio Company, its pro rata portion of the offering, organizational and operating expenses of such other entities, including, without limitation, expenses similar to those enumerated in this paragraph and the preceding two paragraphs, and expenses related to the investment of such assets, such as Advisor, Advisor Fund and Portfolio Company fees and expenses, brokerage commissions, expenses relating to short sales, clearing and settlement charges, custodial fees, bank service fees, interest expenses, borrowing costs and extraordinary expenses. If the Company or an Investment Fund invests its assets through a Portfolio Company, the Managing Member will not charge an additional management fee or performance-based fee or allocation at the Portfolio Company level.

Advisors are compensated on terms that may include fixed and/or performance-based fees or allocations. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor, are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from approximately 10% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, the Company may, in the Managing Member’s sole discretion, allocate assets to Advisors that receive fixed and/or performance-based fees or other compensation that materially exceed these percentages or that structure their compensation in materially different ways. Certain Advisor Funds in which the Company or an Investment Fund invests may charge redemption fees in certain circumstances. Each Member will indirectly through its investment in the Company bear its pro rata portion of any such redemption fees charged to the Company or the Investment Fund.

Performance-based compensation is typically not paid to an Advisor until the Advisor makes up prior losses. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Units, Liquidity of Units and the Offering of the Units—Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions.”

Each of the Managing Member, the Administrator and any sub-administrator pays its own overhead costs and expenses, including the salaries, fringe benefits and other compensation costs of its employees.

The Managing Member, the Administrator or any sub-administrator may pay certain of the Company’s, an Investment Fund’s, an Advisor Fund’s or a Portfolio Company’s expenses described above. The Company or applicable Investment Fund, Advisor Fund or Portfolio Company will reimburse the Managing Member, Administrator or sub-administrator for the payment of any such expenses.

Each Member will indirectly through its investment in the Company bear its pro rata portion of the expenses of the Company (including, without limitation, expenses incurred in connection with the indemnification obligations); provided that any expenses allocable to a specific class or series of Units held by such Member may be allocated only to such class or series.

The Managing Member and its affiliates each has the right, in its sole discretion, to waive the fees and performance-based allocations or compensation to which it is entitled in respect of a Member’s Units or to impose different fees or performance-based allocations or compensation on a Member (including, without limitation, by means of a rebate or the issuance of a new class of Units), and to enter into other agreements with a Member that may affect the Member’s economic or legal rights and obligations with respect to the Member’s investment in the Company (including, without limitation, by waiving any indemnification payments to which the Managing Member or its affiliates are entitled from the Member or by reimbursing the Member for any indemnification payments owed by the Member in connection with its ownership of Units), regardless of the class of Units the Member holds, without notice to other Members. Such arrangements reflect terms privately agreed to between parties other than the Company, and for the avoidance of doubt, the Company cannot, and is under no duty to, enforce equality of treatment between Members by other entities, including the Managing Member and its affiliates. The Managing Member and its affiliates shall be under no obligation to make arrangements available on equal terms to other Members. In addition, where permitted by applicable law, the Managing Member and its affiliates may elect to pay part or all of the fees and performance-based compensation paid to it by the Company to investors or distributors of the Company. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities—Goldman Sachs’ or Intermediaries’ Financial and Other Interests and Relationships May Incentivize Goldman Sachs or Intermediaries to Promote the Sale of Units and Interests in the Investment Funds.”

Capital Accounts; Allocation of Gains and Losses

The Company maintains a separate capital account on its books for each series of Units and for each Member, with respect to each series of Units held by such Member. A “series” includes, for this purpose, a class of Units not issued in multiple series. Each capital account with respect to a series of Units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series’ allocable share of the appreciation or depreciation of the net assets of the Company (determined as set forth below) for each accounting period*, and (iv) decreased by any Incentive Allocation (discussed below) and any Management Fee in respect of such series, if applicable. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of Units pro rata based upon the relative capital accounts of each series (determined prior to any year-to-date accrued Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member’s capital account with respect to each series of Units shall equal the capital account of such series of Units multiplied by the percentage of Units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of Units from one series into another series and for other events and items as determined by the Managing Member in its sole discretion.

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

The NAV of a series of Units equals the capital account balance with respect to such series of Units, and the NAV per Unit of a series shall be equal to the NAV of such series divided by the number of outstanding Units of such series.

At the end of each fiscal year of the Company (or other applicable period), the Managing Member receives an Incentive Allocation in respect of each series of Class A Units equal to 5% of the amount by which the NAV of each such series (appropriately adjusted as determined by the Managing Member in its sole discretion for additional subscriptions, distributions and redemptions, and determined prior to any Incentive Allocation accrual with respect to such series of Units, but after the deduction of all Company expenses for the period, including the Management Fee allocable to that series) exceeds the Prior High NAV (as defined below) of such series. The Incentive Allocation in respect of any other class of Units may differ from the Incentive Allocation in respect of the Class A Units.

The “Prior High NAV” with respect to a series of Units initially equals the NAV of such series immediately following the initial issuance of such series. The Prior High NAV with respect to a series of Units immediately following the end of any year for which an Incentive Allocation has been made with respect to such series will be “reset” to equal the NAV of such series as of such time (after reduction for any Incentive Allocation), unless the series is exchanged into another series, in which case the Prior High NAV will be “reset” to equal the NAV of such other series as of such time (after reduction for any Incentive Allocation). The Prior High NAV for each series of Units will be appropriately adjusted, as determined by the Managing Member in its sole discretion, to account for any additional subscriptions, distributions and redemptions made with respect to such series of Units. Since each outstanding series of Units may have a different Prior High NAV, the Managing Member will earn an Incentive Allocation with respect to each series of Units the NAV of which, as of the close of the applicable measurement period, exceeds its Prior High NAV for such period, even though it will not earn an Incentive Allocation with respect to any series of Units the NAV of which, as of the close of such measurement period, did not exceed its Prior High NAV for such period.

The Incentive Allocation with respect to a series of Units accrues daily and is credited to the capital account of the Managing Member as of December 31 of each year out of the capital account of such series. In the event of an intra-year redemption of Units, any accrued Incentive Allocation with respect to such Units will be credited to the capital account of the Managing Member upon redemption. Appropriate adjustments will be made to the calculation of the Incentive Allocation for extraordinary circumstances, including, without limitation, if the Managing Member permits a contribution or redemption by a Member to be made intra-month.

GS HFS, as managing member of each Investment Fund, is entitled to an incentive allocation, which is substantially similar to the arrangement described above. However, the Company will invest in a class of Units of each of the Investment Funds that is not subject to any such incentive allocation.

The Managing Member has the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such arrangements, in each case without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel.

THE MANAGING MEMBER

GS HFS, a Delaware limited liability company, serves as Managing Member of the Company and currently acts as the managing member of each of the Investment Funds. GS HFS, in its capacity as the Managing Member, is responsible for the management and operation of the Company. As managing member of the Investment Funds, GS HFS is responsible for the management and operation of the Investment Funds, including the selection of the Advisors with which the Investment Funds invest their assets. GS HFS, in its capacity as Managing Member and as managing member of the Investment Funds, is permitted to delegate some of its investment management responsibilities to its advisory affiliates or other persons as set forth in the limited liability company agreement for the Company (the “LLC Agreement”) and the relevant Investment Fund. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds.

The Managing Member is an affiliate of Goldman Sachs Asset Management, L.P., a Delaware limited partnership (“GSAM”). Each of the Managing Member and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

Goldman Sachs, one of the world’s oldest and largest investment banking and securities firms, was founded in 1869. GSAM, formed in 1988, is located at 32 Old Slip, New York, New York 10005. GS HFS is located at One New York Plaza, New York, New York 10004.

The Company has no employees. As of December 31, 2007, the Managing Member was supported by approximately 85 employees of the GS Group worldwide, of which approximately 32 allocated at least a portion of their time to portfolio management of the Company and the Investment Funds. The Company’s assets were managed, indirectly through the Company’s investments in the Investment Funds, by approximately 150 Advisors.

The Managing Member may withdraw any interest it may have as the Managing Member, and, subject to applicable law, may substitute any affiliate of Goldman Sachs as the Managing Member of the Company without the consent of the Members. From time to time certain qualified officers and employees of the Managing Member or Goldman Sachs may directly or indirectly invest in the Company or the Investment Funds. Subject to the redemption provisions of the applicable limited liability company agreement, any such party may redeem any units that it may acquire without notice to the non-managing members in the applicable entity. The managing member of each Investment Fund has such rights with respect to its interests therein. Members of the GS Group have from time to time made and withdrawn, and may from time to time make and withdraw, investments in certain of the Investment Funds. Redemptions of any amount may be made by members of the Managing Member and affiliates at any time, without prior notice to the Members, in accordance with the redemption provisions of the limited liability company agreement of the applicable Investment Fund.

It is not currently expected that the Investment Funds’ Advisors or any of those Advisors’ respective principals will purchase units in the Company or the Investment Funds.

The Managing Member also manages a number of other investment funds and accounts that have investment programs that are similar to those of the Company and may manage additional similar funds in the future. See “INVESTMENT PROGRAM—Certain Considerations Relating to Limited Capacity of Potential Advisors” and “POTENTIAL CONFLICTS OF INTEREST.”

POTENTIAL CONFLICTS OF INTEREST

General Categories of Conflicts Associated with the Company and the Investment Funds

The Goldman Sachs Group, Inc. is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which the Company and the Investment Funds directly and indirectly invest. As a result, The Goldman Sachs Group, Inc., GSAM, the Managing Member (for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, “Goldman Sachs”), including those who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, are engaged in businesses and have interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, the “Advisors”) may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

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

As a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), the Managing Member is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Managing Member. A copy of Part 1 of the Managing Member’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). A copy of Part 2 of the Managing Member’s Form ADV will be provided to Members upon request.

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

Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities

     Goldman Sachs’ Other Activities May Have an Impact on the Selection of Advisors

The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs’ activities, Goldman Sachs’ other activities may have a negative effect on the Company. It is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, or may have interests in Advisors or their businesses, and provide a variety of products and services to them. The amount of such compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.

As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under “—General Categories of Conflicts Associated with the Company and the Investment Funds” above, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, allocations, compensation, remuneration and other benefits to Goldman Sachs (including benefits relating to investment and business relationships of Goldman Sachs) arising from those decisions may be greater as a result of Advisor selection, certain portfolio, service provider or other decisions made by the Managing Member than they would have been had other decisions been made which also might have been appropriate for the Company or the Investment Funds. For example, Goldman Sachs or Client/GS Accounts may have equity, profits or other interests in an Advisor or may have entered into arrangements with an Advisor in which the Advisor would share with Goldman Sachs, a Client/GS Account or related parties a portion of its fees or allocations (including, without limitation, fees earned by the Advisor as a result of the Company’s or an Investment Fund’s allocation of assets to an Advisor Fund managed by the Advisor). Payments to Goldman Sachs (either directly from the Advisor or in the form of fees or allocations payable by the Client/GS Accounts) will generally increase as the amount of assets that an Advisor manages increases. Therefore, investment by the Company or an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party has a fee and/or profit sharing arrangement or other interest in the equity or profits of the Advisor may result in additional revenues to Goldman Sachs and its personnel or related parties. Also, the Managing Member may make the decision to have Goldman Sachs or an affiliate thereof provide administrative or other services to the Company or the Investment Funds instead of hiring an unaffiliated administrator or service provider, provided that such engagement is on market terms as determined by the Managing Member in its sole discretion.

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. An Advisor or its affiliates may offer Goldman Sachs investment opportunities because of the amount of assets managed by an

Advisor and its affiliates for Goldman Sachs and Client/GS Accounts, including the Company and the Investment Fund, but such opportunities may not be allocated to the Company or the Investment Funds or such other Client/GS Accounts as described under “—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts” below. Therefore, investment (or continued investment) by the Company or an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party are being offered investment opportunities by the Advisor may result in additional investment opportunities to Goldman Sachs and its personnel or related parties.

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

Goldman Sachs may also serve as an Advisor with respect to Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs will receive compensation in connection with acting as an Advisor, and such compensation will not be reduced by any fees payable in accordance with any investments made by Goldman Sachs as Advisor of such Advisor Fund, Portfolio Company or Managed Account (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with the direct purchase of underlying investments by an Advisor Fund, Portfolio Company or Managed Account). Such fees to Goldman Sachs may be greater as a result of the selection of certain Advisors by the Managing Member and its personnel than they would have been had other Advisors been selected which also might have been appropriate for the Company or the Investment Funds, as applicable.

Goldman Sachs’ or Intermediaries’ Financial and Other Interests and Relationships May Incentivize Goldman Sachs or Intermediaries to Promote the Sale of Units and Interests in the Investment Funds

Goldman Sachs, its personnel and other financial service providers have interests in promoting sales of interests in the Company, the Investment Funds and certain Advisors. With respect to both Goldman Sachs and its personnel, the remuneration and profitability relating to services to and sales of interests in the Company and the Investment Funds or other products may be greater than the remuneration and profitability relating to services to and sales of other products that might be provided or offered. Conflicts may arise in relation to sales-related incentives. Goldman Sachs and its sales personnel may directly or indirectly receive a portion of the fees and commissions charged to the Company, the Investment Funds or their respective investors. Goldman Sachs and its advisory or other personnel may also benefit from increased amounts of assets under management. Fees and commissions may also be higher than for some products or services, and the remuneration and profitability to Goldman Sachs and such personnel resulting from transactions on behalf of or management of the Company or the Investment Funds may be greater than the remuneration and profitability resulting from other products. Goldman Sachs may also benefit from equity, profits or other interests in Advisors or arrangements in which the Advisors agree to share their fees or allocations with Goldman Sachs, Client/GS Accounts or related parties.

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

Goldman Sachs may also have relationships with, and purchase, distribute or sell services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultants’ points of view on the investment management process. Consultants and other third parties that provide consulting or other services or provide service platforms for employee benefit plans to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company or the Investment Funds in connection with the distribution of Units or interests in the Investment Funds, or other Goldman Sachs products. For example, Goldman Sachs may enter into revenue or fee sharing arrangements with consultants, service providers, and other intermediaries relating to investments in mutual funds, collective trusts, or other products or services offered or managed by the Managing Member. Goldman Sachs may also pay a fee for membership in industry-wide or state and municipal organizations or otherwise help sponsor conferences and educational forums for investment industry participants including, but not limited to, trustees, fiduciaries, consultants, administrators, state and municipal personnel and other clients. Goldman Sachs’ membership in such organizations allows Goldman Sachs to participate in these conferences and educational forums and helps Goldman Sachs interact with conference participants and develop an understanding of the points of view and challenges of the conference participants. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or in the Company or Investment Funds or that may recommend investments with the Advisors or distribute Advisor Fund, Company or Investment Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. In addition, Goldman Sachs, including the Managing Member, may make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions. As a result of the relationships and arrangements described in this paragraph, consultants, distributors and other parties may have conflicts associated with their promotion of the Company or the Investment Funds, or other dealings with the Company, the Investment Funds or the Advisors, that create incentives for them to promote the Company, the Investment Funds, the Advisors or certain portfolio transactions.

One or more divisions of Goldman Sachs may refer certain investment opportunities to the Managing Member, or otherwise provide services to, or enter into other arrangements with the Managing Member. In connection with such referrals, services or other arrangements involving one or more divisions of Goldman Sachs, such divisions may engage in sharing of fees or other compensation received by the Managing Member from the Company or the Investment Funds.

Goldman Sachs, the Company or the Investment Funds may make payments to authorized dealers and other financial intermediaries (each an “Intermediary” and collectively “Intermediaries”) from time to time to promote the Company, the Investment Funds, Client/GS Accounts and other products. In addition to placement fees, sales loads or similar distribution charges, such payments may be made out of Goldman Sachs’ assets, or amounts payable to Goldman Sachs rather than a separately identified charge to the Company, the Investment Funds, Client/GS Accounts or other products. Such payments may compensate Intermediaries for, among other things: marketing the Company, the Investment Funds, Client/GS Accounts and other products (which may consist of payments resulting in or relating to the inclusion of the Company, the Investment Funds, Client/GS Accounts and other products on preferred or recommended fund lists or in certain sales programs from time to time sponsored by the Intermediaries); access to the Intermediaries’ registered representatives or salespersons, including at conferences and other meetings; assistance in training and education of personnel; “finders” or “referral fees” for directing investors to the Company, the Investment Funds, Client/GS Accounts and other products; marketing support fees for providing assistance in promoting the Company, the Investment Funds, Client/GS Accounts and other products (which may include promotions in communications with the Intermediaries’ customers, registered representatives and salespersons); and/or other specified services intended to assist in the distribution and marketing of the Company, the Investment Funds, Client/GS Accounts and other products. Such payments may be a fixed dollar amount; may be based on the number of customer accounts maintained by an Intermediary; may be based on a percentage of the value of interests sold to, or held by, customers of the Intermediary involved; or may be calculated on another basis. The payments may also, to the extent permitted by applicable regulations, contribute to various non-cash and cash incentive arrangements to promote certain products, as well as sponsor various educational programs, sales contests and/or promotions. Furthermore, subject to applicable law, such payments may also pay for the travel expenses, meals, lodging and entertainment of Intermediaries and their salespersons and guests in connection with educational, sales and promotional programs. The additional payments by Goldman Sachs may also compensate Intermediaries for subaccounting, administrative and/or shareholder processing or other investor services that are in addition to the fees paid for these services by such products.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts

Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company and the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests. For example, an Investment Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by Goldman Sachs (including the Managing Member) or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (each a “Client/GS Account” and collectively the “Client/GS Accounts”). These Client/GS Accounts or funds may provide greater fees or other compensation (including performance-based fees, equity, profit or other interests) to Goldman Sachs (including the Managing Member).

Goldman Sachs may manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or the Investment Funds and/or may seek to invest with Advisors with which an Investment Fund invests or that would be an appropriate investment for an Investment Fund or make investments in securities or other instruments, sectors or strategies in which an Investment Fund may invest. This may create potential conflicts where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. For example, limited availability may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and initial public offerings/new issues. Transactions in investments by multiple Client/GS Accounts (including accounts in which Goldman Sachs and its personnel have an interest), other clients of Goldman Sachs or Goldman Sachs itself may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies associated with securities held by Client/GS Accounts and the Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. In addition, opportunities may arise to enter into economic arrangements with Advisors in which the Advisors may agree to reduce or rebate fees, allocations or other compensation to an investor, or agree to pay or share some or all of the fees, allocations or other compensation earned by the Advisor, or to take equity, profits or other interests in Advisors or their businesses.

The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities and make purchase and sale decisions among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each

Client/GS Account, to be reasonable. In many cases, these policies result in the pro rata allocation of limited opportunities across Client/GS Accounts, but in many other cases the allocations reflect numerous other factors based upon the Managing Member’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of each Client/GS Account and applying a variety of factors including those described below. The Managing Member seeks to treat all clients reasonably in light of all factors relevant to managing an account, and in some cases it is possible that the application of the factors described below may result in allocations in which certain accounts may receive an allocation when other accounts do not. Non-proportional allocations may occur more frequently in the fixed income portfolio management area than many active equity accounts, in many instances because multiple appropriate or substantially similar investments are available in fixed income strategies, as well as due to differences in benchmark factors, hedging strategies, or other reasons, but non-proportional allocations could also occur in other areas. The application of these factors as described below may result in allocations in which Goldman Sachs and Goldman Sachs employees may receive an allocation or an opportunity not allocated to other Clients/GS Accounts (including the Company and the Investment Funds). Allocations may be based on numerous factors and may not always be pro rata based on assets managed.

The Managing Member will make allocation related decisions for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors. These factors may include, without limitation, (i) account investment horizons, investment objectives and guidelines; (ii) different levels of investment for different strategies; (iii) client-specific investment guidelines and restrictions, including the ability to hedge through short sales or other techniques; (iv) the expected future capacity of applicable Client/GS Accounts; (v) fully directed brokerage accounts; (vi) tax sensitivity of accounts; (vii) suitability requirements and the nature of the investment opportunity; (viii) account turnover guidelines; (ix) cash and liquidity considerations, including without limitation, availability of cash for investment; (x) relative sizes and expected future sizes of the applicable accounts; (xi) availability of other appropriate investment opportunities; and/or (xii) minimum denomination, minimum increments, de minimis threshold and round lot considerations. Suitability considerations can include without limitation (i) relative attractiveness of a security to different accounts; (ii) concentration of positions in an account; (iii) appropriateness of a security for the benchmark and benchmark sensitivity of an account; (iv) an account’s risk tolerance, risk parameters and strategy allocations; (v) use of the opportunity as a replacement for a security or instrument the Managing Member believes to be attractive for an account; (vi) considerations related to hedging a position in a pair trade; and/or (vii) considerations related to giving a subset of accounts exposure to an industry. In addition, the fact that certain Goldman Sachs personnel are dedicated to one or more funds, accounts or clients may be a factor in determining the allocation of opportunities sourced by such personnel. Reputational matters and other such considerations may also be considered.

During periods of unusual market conditions, the Managing Member may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only funds or accounts that are typically managed on a side-by-side basis with levered and/or long-short funds or accounts. During such periods, the Managing Member will seek to exercise a disciplined process for determining its actions to appropriately balance the interests of all accounts, as it determines in its sole discretion.

In addition to allocations of limited availability investments, Goldman Sachs may, from time to time, develop and implement new investment opportunities with Advisors and/or trading strategies, and these strategies may not be employed in all accounts (including the Company or the Investment Funds) or pro rata among the accounts where they are employed, even if the strategy is consistent with the objectives of all accounts. Goldman Sachs may make decisions based on such factors as strategic fit and other portfolio management considerations, including, without limitation, an account’s capacity for such strategy, the liquidity of the strategy and its underlying instruments, the account’s liquidity, the business risk of the strategy relative to the account’s overall portfolio make-up, and the lack of efficacy of, or return expectations from, the strategy for the account, and such other factors as Goldman Sachs deems relevant in its sole discretion. For example, such a determination may, but will not necessarily, include consideration of the fact that a particular strategy will not have a meaningful impact on an account given the overall size of the account, the limited availability of opportunities in the strategy and the availability of other strategies for the account.

Although allocating investment opportunities or orders with Advisors among the Investment Funds and other Client/GS Accounts may create potential conflicts of interest because of the interests of Goldman Sachs or its personnel or because Goldman Sachs may receive greater fees or compensation from one Client/GS Account’s allocations relative to another, the Managing Member will not make allocation decisions based on such interests or greater fees or compensation.

Allocation decisions among accounts may be more or less advantageous to any one account or group of accounts. As a result of these allocation issues, the amount, timing, structuring or terms of an investment by the Company or an Investment Fund may differ from, and performance may be lower than, investments and performance of other Client/GS Accounts.

The Managing Member is currently the managing member of the HFP U.S. Funds, and the investment manager of the HFP Ireland Funds. The HFP Funds generally have investment objectives and strategies similar to those of the Company and the Investment Funds, except that HFP Institutional is currently intended for investment by benefit plans and other similar investors.

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

Goldman Sachs, accounts managed by Goldman Sachs or other investment funds managed by Goldman Sachs, including accounts and investment funds which have investment objectives and utilize investment strategies similar to those of the Company, may invest in the Investment Funds, Advisor Funds and Portfolio Companies. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company or the Investment Funds to allocate assets.

Notwithstanding anything in the foregoing, the Company and the Investment Funds may or may not receive, but in any event will have no rights with respect to, opportunities sourced by Goldman Sachs businesses and affiliates. Such opportunities or any portion thereof may be offered to other GS/Client Accounts, Goldman Sachs, all or certain investors in the Company or the Investment Funds, or such other persons or entities as determined by Goldman Sachs in its sole discretion. The Company and the Investment Funds will have no rights and will not receive any compensation related to such opportunities.

Other Potential Conflicts Relating to the Management of the Company and the Investment Funds by the Managing Member

     Potential Restrictions and Issues Relating to Information Held by Goldman Sachs

As a result of informational barriers constructed between different divisions of Goldman Sachs, the Managing Member will generally not have access to information, and may not consult with personnel, in other areas of Goldman Sachs. Therefore, the Managing Member will generally not be able to manage the portfolios of the Company or the Investment Funds with the benefit of information held by many other divisions of Goldman Sachs. From time to time and subject to the Managing Member’s policies and procedures regarding information barriers, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel. In certain circumstances, personnel of affiliates of the Managing Member may have input into, or make determinations regarding, portfolio management transactions for the Company or the Investment Funds. The performance by such persons of obligations related to their consultation with personnel of the Managing Member could conflict with their areas of primary responsibility within Goldman Sachs or elsewhere. In connection with their activities with the Managing Member, such persons may receive information regarding the Managing Member’s proposed investment activities for the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.

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

From time to time, Goldman Sachs may come into possession of material, non-public information or other information that could limit the ability of an Investment Fund to invest with Advisors or reduce Company or Investment Fund allocations made to Advisors. The Investment Fund’s and, in turn, the Company’s investment flexibility may be constrained as a consequence. The Managing Member and the Advisors are generally not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for the Company or Investment Funds.

Goldman Sachs conducts extensive broker-dealer, banking and other activities around the world and operates a business known as Goldman Sachs Security Services (“GSS”), which provides prime brokerage, administrative and other services to clients which may involve markets and securities in which the Company or the Investment Funds invest. These businesses will give GSS and many other parts of Goldman Sachs broad access to the current status of certain markets, investments and funds, and detailed knowledge about fund operators. As a result of the activities described in this paragraph and the access and knowledge arising from those activities, parts of Goldman Sachs may be in possession of information in respect of markets, investments and funds, which, if known to the Managing Member, might cause the Managing Member to seek to dispose of, retain or increase interests in investments held by the Company or the Investment Funds or acquire certain positions on behalf of the Company or the Investment Funds. Goldman Sachs will be under no duty to make any such information available to the Managing Member or in particular the personnel of the Managing Member making investment decisions on behalf of the Company or the Investment Funds.

Issues Relating to the Valuation of Assets by the Managing Member and/or Multiple Divisions or Units Within Goldman Sachs

The Managing Member oversees the valuation of the investments of the Company and the Investment Funds based on values provided by the Advisors. Certain securities and other assets in which the Company or the Investment Funds may directly or indirectly invest may not have a readily ascertainable market value. Such securities and other assets may constitute a substantial portion of the investments of the Company and the Investment Funds.

Various divisions and units within Goldman Sachs are required to value assets, including in connection with managing or advising Client/GS Accounts and in their capacity as a broker-dealer. These various divisions and units may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets. Goldman Sachs does not, however, have any obligation to engage in such information sharing. Therefore, a division or unit of Goldman Sachs may value an identical asset differently than another division or unit of Goldman Sachs. This is particularly the case when an asset does not have a readily ascertainable market price and/or where one division or unit of Goldman Sachs has more recent and/or accurate information about the asset being valued.

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

In addition, the Managing Member and other Goldman Sachs affiliates may manage funds or accounts, and Goldman Sachs may be invested in funds or accounts, that have similar investment objectives or portfolios to that of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts, and events occurring with respect to such funds or accounts could affect the performance of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts. For example, in the event that withdrawals of capital or performance losses result in such a fund or account selling securities, those sales could result in securities of the same issuer, strategy or type held by the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts falling in value, which could have a material adverse effect on the Company or the Investment Funds.

Goldman Sachs’ investment in the Company may constitute a substantial percentage of the NAV of the Company. Redemptions by Goldman Sachs from the Company may be made at any time without notice to the Members in accordance with the redemption procedures disclosed herein, even if the amount of such redemption constitutes a material portion of the Company’s NAV. Goldman Sachs’ decision to make a redemption from any such entity will be made based on factors it deems relevant in its sole discretion without regard to its effect on the Company.

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

In addition, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. For example, this may occur when portfolio decisions regarding the Company or an Investment Fund, or for an Advisor Fund, Portfolio Company or Managed Account, are based on research or other information that is also used to support portfolio decisions for other Client/GS Accounts. When Goldman Sachs or a Client/GS Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Advisor Funds, Portfolio Companies or Managed Accounts (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Funds, Portfolio Companies or Managed Accounts receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Funds, Portfolio Companies or Managed Accounts, and, in turn, the relevant Investment Fund and the Company, could otherwise be disadvantaged. Goldman Sachs may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

The directors, officers and employees of Goldman Sachs, including the Managing Member, may buy and sell securities or other investments for their own accounts (including through investment funds managed by Goldman Sachs, including the Managing Member). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees that are the same as, different from or made at different times than positions taken for the Company or an Investment Fund. To reduce the possibility that the Company and the Investment Funds will be materially adversely affected by the personal trading described above, the Managing Member has established policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the Company’s and the Investment Funds’ portfolio transactions. The Managing Member has adopted a code of ethics restriction required by the Investment Advisers Act and monitoring procedures relating to certain personal securities transactions by the Managing Member personnel that the Managing Member deems to involve potential conflicts involving such personnel, Client/GS Accounts managed by the Managing Member and the Company or the Investment Funds. The code of ethics requires that the Managing Member personnel comply with all applicable U.S. federal securities laws and with the fiduciary duties and anti-fraud rules to which the Managing Member is subject.

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

An Advisor’s management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisor Funds, Portfolio Companies and Managed Accounts may, subject to applicable law, invest directly or indirectly in the securities, bank loans or other obligations of companies affiliated with Goldman Sachs or in which Goldman Sachs (or a Client/GS Account) has an equity, debt or other interest. In addition, subject to applicable law, the Advisor Funds, Portfolio Companies and Managed Accounts may engage in investment transactions that may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisor Funds, Portfolio Companies and Managed Accounts may enhance the profitability of Goldman Sachs’ or other Client/GS Accounts’ own investments in and its activities with respect to such companies.

Without limiting the generality of the foregoing, the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may invest in indebtedness of portfolio companies affiliated with Goldman Sachs or in which Goldman Sachs and/or funds or accounts managed by Goldman Sachs or in which Goldman Sachs have an equity or other interest, and may acquire such indebtedness either directly or indirectly through syndicate or secondary market purchases. Such investments may benefit Goldman Sachs. In addition, Goldman Sachs may be incentivized not to undertake certain actions on behalf of the Company or the Investment Funds in connection with such investments, including the exercise of certain rights that it may have as a creditor, in view of Goldman Sachs’ involvement with the applicable issuer. Notwithstanding these potential conflicts of interest, the Managing Member will only make investment decisions for the Company and the Investment Funds in good faith and in a manner that is consistent with its fiduciary obligations to the Company and the Investment

Funds, without regard to the benefits to Goldman Sachs. Goldman Sachs or funds or accounts which Goldman Sachs manages or in which Goldman Sachs has an interest that hold investments in different parts of the capital structure of a company than the Company, an Investment Fund, Advisor Fund, Portfolio Company or Managed Account, may take certain actions that could be materially adverse to the Company’s direct or indirect investment in such company. There are also certain risks involved in making investments in issuers that are or become insolvent. See ITEM 1A. “RISK FACTORS—Risks Related to Issuers of Securities—Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency,” including the discussion on the avoidance of certain payments on indebtedness as preferences in connection with bankruptcy proceedings, which could be a more significant issue for the Company and the Investment Funds in connection with investments in companies affiliated with Goldman Sachs. In addition, it is possible that in connection with an insolvency, bankruptcy or similar proceeding the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may be limited (by applicable law, courts or otherwise) in the positions or actions they may be permitted to take due to other interests held or actions or positions taken by Goldman Sachs, its affiliates, or funds or other accounts it manages or in which it invests.

The Managing Member may, but is not required to, aggregate purchase or sale orders for the Company and the Investment Funds with trades for other funds or accounts managed by Goldman Sachs, including Client/GS Accounts. When orders are aggregated for execution, it is possible that Goldman Sachs and Goldman Sachs employee interests will receive benefits from such transactions, even in limited capacity situations. While the Managing Member maintains policies and procedures that it believes are reasonably designed to deal with conflicts of interest that may arise in certain situations when purchase or sale orders for the Company and the Investment Funds are aggregated for execution with orders for Client/GS Accounts, in some cases the Managing Member will make allocations to accounts in which Goldman Sachs and/or Goldman Sachs employees have an interest.

Goldman Sachs and one or more Client/GS Accounts (including the Company, the Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts) may also invest in different classes of securities of the same issuer. As a result, one or more Client/GS Accounts may pursue or enforce rights with respect to a particular issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. For example, if a Client/GS Account holds debt securities of an issuer and an Advisor Fund, Portfolio Company or Managed Account holds equity securities of the same issuer, then if the issuer experiences financial or operational challenges, the Client/GS Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities may prefer a reorganization of the issuer. In addition, Goldman Sachs and Client/GS Accounts may pursue or enforce rights with respect to an Advisor with respect to any economic arrangements with, or equity, profits or other interests in, the Advisor. The Managing Member may also, in certain circumstances, pursue or enforce rights with respect to a particular issuer jointly on behalf of one or more Client/GS Accounts (including the Company and the Investment Funds), and Goldman Sachs employees may work together to pursue or enforce such rights. The Company and the Investment Funds may be negatively impacted by Goldman Sachs’ and other Client/GS Accounts’ activities, and transactions for the Advisor Fund, Portfolio Company or Managed Account may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had Goldman Sachs and Client/GS Accounts not pursued a particular course of action with respect to the issuer of the securities. As a result, prices, availability, liquidity and terms of an Advisor’s investments on behalf of the Advisor Funds, Portfolio Companies and Managed Accounts may be negatively impacted by Goldman Sachs’ and Client/GS Accounts’ activities, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case. In addition, in certain instances personnel of the Managing Member may obtain information about an issuer that would be material to the management of other Client/GS Accounts, which could limit the ability of personnel of the Managing Member to make allocations to or reduce allocations to certain Advisors.

To the extent permitted by applicable law, Goldman Sachs (including its personnel or Client/GS Accounts) may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, with respect to underlying securities, currencies or instruments of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managing Accounts, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts (collectively, “Structured Investment Products”). The values of the Structured Investment Products may be linked to the NAV of the Company, the Investment Funds, Advisor Funds Portfolio Companies or Managed Accounts and/or the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. In connection with the Structured Investment Products and for hedging, re-balancing, investment and other purposes, the Company and/or Goldman Sachs (including its personnel or Client/GS Accounts) may (i) purchase or sell investments held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, (ii) purchase or sell Units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or (iii) hold synthetic positions that seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts or the Company’s, the Investments Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. Such positions may be significant and may differ from and/or be contrary to the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ positions. Goldman Sachs (including its personnel and Client/GS Accounts) reserves the right to make purchases and sales of investments that may also be held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies and/or Managed Accounts and to make purchases and sales of Units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts at any time and without notice to investors in the Company. These derivative-related activities, as well as such investment and redemption activities, may have an adverse effect on the investment management of the Company and the Company’s positions, flexibility, diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly through the Company by the Members.

In addition, Goldman Sachs may make loans to Members or enter into similar transactions that are secured by a pledge of a Member’s Units, which would provide Goldman Sachs with the right to redeem such Units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members. A Goldman Sachs investment may be made in any class of Units, including a class which is not subject to any management fee or incentive allocation. The structure or other characteristics of the derivative instruments (including the Structured Investment Products) may have an adverse effect on the Company, an Investment Fund, an Advisor Fund or Portfolio Company. For example, the derivative instruments could represent leveraged investments in the Company, an Investment Fund, an Advisor Fund or Portfolio Company, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Company, an Investment Fund, Advisor Fund or Portfolio Company more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management and positions, flexibility and diversification strategies of the Company, Investment Fund, Advisor Fund or Portfolio Company, as applicable, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company.

The Managing Member, the Company and the Investment Funds may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities) may provide to the Company, the Investment Funds or one or more Client/GS Accounts. Such products and services may disproportionately benefit other Client/GS Accounts relative to the Company and the Investment Funds based on the amount of brokerage commissions paid by the Company and the Investment Funds and such other Client/GS Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, Client/GS Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Company, the Investment Funds and to Client/GS Accounts.

The Company may also directly or indirectly enter into asset-based credit facilities. Any credit facility of the Company may be secured by all or any portion of the Company’s portfolio of assets, including any interests in other funds. Actions taken by the Managing Member or Goldman Sachs on behalf of Goldman Sachs’ proprietary accounts, Client/GS Accounts or otherwise may result in adverse performance or diminution in value of the Company’s portfolio, which could cause the Company to be in default, or to take certain actions to avoid being in default, in connection with a credit facility. This could have a material adverse effect on the Company. Actions taken either by the applicable lender (which may be Goldman Sachs) or by the Managing Member on behalf of a Client/

GS Account or the Company arising out of credit facility related issues could have a material adverse effect on the Company. For example, an event of default or actions taken by the Managing Member to avoid an event of default could cause the Company to liquidate assets more rapidly (and therefore potentially at lower prices) than might otherwise be desirable, which could have a material adverse effect on the Company’s portfolio. In addition, such a liquidation could alter the constitution of the Company’s portfolio, resulting in a portfolio that is less diversified and less liquid, and could otherwise limit the ability of the Company to successfully implement its investment program. Similarly, if the Company is invested in another fund, the consequences arising out of a default or potential default by such fund in connection with a credit facility as described in the prior sentence could adversely affect the Company, and such consequences could be exacerbated by substantial redemptions from other investors (including Goldman Sachs and the Managing Member on behalf Client/GS Accounts) in the defaulting or potentially defaulting fund. Such redemptions could cause the liquidation of additional portfolio assets of the Company at times that would not otherwise be desirable, with the negative effects described above. When Goldman Sachs acts as a lender to a fund or Client/GS Account, it may take commercial steps in its own interest, such as requiring repayment of all or part of a loan at a time that may not be desirable for the Company, and such actions may have a material adverse effect on the Company.

     Potential Conflicts in Connection with Investments in Goldman Sachs Money Market Funds

To the extent permitted by applicable law, the Company and the Investment Funds may invest all or some of their short-term cash investments in any money market fund advised or managed by Goldman Sachs. In connection with any such investments, the Company and the Investment Funds will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Company and the Investment Funds will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with an investor’s direct purchase of the underlying investments because Goldman Sachs could receive fees with respect to both the management of the Company or the Investment Funds and such money market fund). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company or the Investment Funds will be required.

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

Potential Conflicts Related to the Valuation of Investments Made by the Company and the Investment Funds

The valuation of investments made by the Company and the Investment Funds is ordinarily determined based on valuations provided directly or indirectly by the Advisors. Certain securities in which the Company or the Investment Funds invest may not have a readily ascertainable market price and will generally be valued by the Advisors. Such securities and other assets may constitute a substantial portion of the Company’s direct or indirect investments. In this regard, the Advisors may face a conflict of interest in valuing the securities, as their value will affect the Advisors’ compensation. Furthermore, the Managing Member may face a conflict of interest in overseeing the valuation of the investments of the Company or an Investment Fund, as the value of such fund’s investments will affect the Managing Member’s compensation. In certain circumstances, the Managing Member may determine that a valuation of the assets of the Company or an Investment Fund is inaccurate or incomplete. In addition, certain assets of the Company or an Investment Fund may not be valued by the Advisors, including without limitation, fee or profit sharing arrangements with an Advisor. In such events, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination.

Potential Conflicts That May Arise When Goldman Sachs Acts in a Capacity Other than Managing Member to the Company or the Investment Funds

     Potential Conflicts Relating to Principal and Cross Transactions

To the extent permitted by applicable law, the Managing Member, on behalf of the Company or the Investment Funds, or an Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments in which Goldman Sachs or an affiliate of the Advisor, acting as principal or on a proprietary basis for its customers, serves as the counterparty.

To the extent permitted by applicable law, the Company may also enter into “cross transactions” (i.e., where the Managing Member causes the Company to buy a security from, or sell a security to, another client of the Managing Member or its affiliates) and “agency cross transactions” (i.e., where Goldman Sachs acts as broker for, and receives a commission from, both the Company on one side of the transaction and another account on the other side of the transaction in connection with the purchase or sale of securities). Goldman Sachs may have potentially conflicting divisions of loyalties and responsibilities to both parties to a cross transaction or agency cross transaction. For example, in a cross transaction, the Managing Member or an affiliate will represent the Company on the one side of a transaction and another account on the other side of the transaction (including an account in which Goldman Sachs or its affiliates have a proprietary interest) in connection with the purchase of a security by the Company. In addition, in an agency cross transaction, Goldman Sachs will act as broker and receive compensation or other payments from either or both parties which could influence the decision of Goldman Sachs to cause the Company to purchase such security. The Managing Member will ensure that any such cross transactions or agency cross transactions are effected on commercially reasonable market terms and in accordance with the Managing Member’s fiduciary duties to such entities. The Managing Member may also, to the extent permitted by applicable law and subject to Goldman Sachs’ allocation policies, transfer some or all of the Company’s interest in an Investment Fund, Advisor Fund, Portfolio Company or Managed Account to other Client/GS Accounts if the Managing Member deems it advisable in order to achieve the investment objectives of the Company and such Client/GS Account.

By virtue of entering into the Subscription Agreement, the investor consents to the Company, Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts entering into principal transactions, agency cross transactions and cross transactions to the fullest extent permitted under applicable law. An investor may revoke such consent in the manner set forth herein or in such other manner as the Company or the Managing Member will notify the investor from time to time.

Pursuant to the Subscription Agreement and to the extent permitted by applicable law, in respect of matters described in the next sentence in which the Company may engage and which may require approval on behalf of the Company or with respect to which the Managing Member determines to seek approval, the Company and/or the Managing Member is authorized, without limitation (but is not in any way required), to (i) consider and approve or disapprove such transactions and other matters on behalf of the Company and its investors, or (ii) select certain Members, or beneficial owners of Units or one or more persons who are not affiliated with the Company, including persons who may or may not be affiliated with the Managing Member and/or Goldman Sachs to serve on a committee, the purpose of which will be to consider and approve or disapprove any such transactions and other matters on behalf of the Company and the Members that are presented to such committee by the Managing Member in its sole discretion. Such transactions or other matters may include the following, but in any event only with respect to any particular transaction or other matter that the Managing Member determines in its sole discretion to either, in the case of (i) above, consider, or in the case of (ii) above, present to the committee: (a) any transaction in which the Company proposes to purchase or sell securities and which, as a result of participation (directly or indirectly) by Goldman Sachs in respect of such transaction, requires consent under the Investment Advisers Act, (b) any fee paid to Goldman Sachs in respect of a transaction in which the Company proposes to be an investor and which, as a result of the participation by Goldman Sachs, requires consent under the Investment Advisers Act, (c) any other transaction or matter for which prior consent or other consent may be required under the Investment Advisers Act, and (d) any other transaction or matter which the Managing Member determines to consider itself or present to the committee, which may include, without limitation, transactions involving possible conflicts of interest. For the avoidance of doubt, the Managing Member will be under no obligation to form any such committee or present any particular matter to any such committee, and the determination to set up a committee or to present any matter for consideration to the committee will in each case be made by the Managing Member in its sole discretion.

Potential Conflicts That May Arise When Goldman Sachs Acts in Commercial Capacities for the Company

To the extent permitted by applicable law, Goldman Sachs may act as broker, prime broker, dealer, agent, lender, borrower or advisor or in other commercial capacities for the Company and the Investment Funds. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable, although Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and such sales personnel. The Company and the Investment Funds may, to the extent permitted by applicable law, borrow funds from Goldman Sachs at rates and on other terms arranged with Goldman Sachs.

Goldman Sachs may be entitled to compensation when it acts in capacities other than as the Managing Member or the managing member of the Investment Funds, and the Company, the Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts will not be entitled to any such compensation. For example, Goldman Sachs (and its personnel and other distributors) will be entitled to retain fees and other amounts that it receives in connection with its service to the Company and the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and their Advisors as broker, dealer, agent, lender, advisor or in other commercial capacities and no accounting to the Company, the Investment Funds or their respective investors will be required, and no fees or other compensation payable by the Company, the Investment Funds or their respective investors will be reduced by reason of receipt by Goldman Sachs of any such fees or other amounts.

When an Advisor chooses Goldman Sachs to act as broker, prime broker, dealer, agent, lender, borrower or advisor or in other commercial capacities in relation to an Advisor Fund, Portfolio Company or Managed Account, Goldman Sachs may take commercial steps in its own interests, which may have an adverse effect on the Company, the relevant Investment Fund, and the Advisor Fund, Portfolio Company or Managed Account, as applicable. For example, in connection with prime brokerage or lending arrangements involving Advisors on behalf of the Investment Funds, Portfolio Companies or Managed Accounts, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.

The Company and each Investment Fund will be required to establish business relationships with its counterparties based on its own credit standing. Goldman Sachs, including the Managing Member, will not have any obligation to allow its credit to be used in connection with the Company’s or any Investment Fund’s establishment of its business relationships, nor is it expected that the Company’s or such Investment Fund’s counterparties will rely on the credit of Goldman Sachs in evaluating the Company’s or any Investment Fund’s creditworthiness.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Advisors’ Accounts

Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by the Advisor Fund’s Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (each a “Client/Advisor Account” and collectively the “Client/Advisor Accounts”) that have investment objectives that are similar to those of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. Economic arrangements which an Advisor may have entered into, such as agreements to share or rebate fees or to grant equity, profits or other interests, may also result in other Client/Advisor Accounts of the Advisor providing greater compensation to the Advisor than an Advisor Fund, Portfolio Company or Managed Account.

An Advisor may manage or advise Client/Advisor Accounts that may seek to make investments in securities or other instruments, sectors or strategies in which an Advisor Fund, Portfolio Company or Managed Account may invest. This will create potential conflicts where there is limited availability or limited liquidity for those investments. For example, limited availability situations may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and initial public offerings/new issues. Transactions in investments by multiple Client/Advisor Accounts (including accounts in which an Advisor and its personnel have an interest), other clients of an Advisor or an Advisor itself may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies associated with securities held by an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. Each Advisor will allocate investment opportunities and make purchase and sale decisions among the Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each Client/Advisor Account, to be reasonable. Allocations may be based on numerous factors and may not always be pro rata based on assets managed.

Allocation decisions by Advisors among accounts may be more or less advantageous to any one account or group of accounts. An Advisor may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/Advisor Accounts or for itself or an affiliate, but not for the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, or is appropriate for, or available to, such Advisor Fund, Portfolio Company or Managed Account, but in different sizes, terms or timing than is appropriate for other Client/Advisor Accounts. These allocation issues, the amount, timing, structuring or terms of an investment by an Advisor Fund, Portfolio Company or Managed Account managed by an Advisor may differ from, and performance may be lower than, investments and performance of other Client/Advisor Accounts managed by the same Advisor.

Other Potential Conflicts Relating to the Advisors’ Portfolio Management Activities

Potential Restrictions and Issues Relating to Information Held by Advisors

As a result of informational barriers constructed between different divisions of an Advisor, an Advisor will generally not have access to information and may not consult with personnel in other areas of the Advisor. Therefore, an Advisor will generally not be able to manage the Advisor Funds, Portfolio Companies or Managed Accounts with the benefit of information held by its other divisions. From time to time and subject to each Advisor’s policies and procedures regarding information barriers, an Advisor may consult with personnel of the Advisor or unaffiliated firms, or may form investment policy committees comprised of such personnel. In certain circumstances, personnel of affiliates of the Managing Member may have input into, or make determinations regarding, portfolio management transactions for the Company or the Investment Funds. In connection with their activities with the Advisor, such persons may receive information regarding the proposed investment activities of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Advisor Fund, Portfolio Company or Managed Account any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Advisors will be under no obligation to make available any research or analysis prior to its public dissemination.

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

In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts managed by personnel of an Advisor. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account, market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

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

The directors, officers and employees of an Advisor may buy and sell securities or other investments for their own accounts (including through funds managed by the Advisor). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees of an Advisor that are the same as, different from or made at different times than positions taken for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. To reduce the possibility that an Advisor Fund, Portfolio Company or Managed Account will be materially adversely affected by the personal trading described above, each Advisor may establish policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the portfolio transactions of an Advisor Fund, Portfolio Company or Managed Account that it manages. However, there can be no assurance that such policies and procedures will avoid all conflicts of interest.

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

An Advisor’s management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities, loans or other obligations of companies affiliated with the Advisor or in which the Advisor has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor’s or its Client/Advisor Accounts’ own investments in and its activities with respect to such companies.

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

To the extent permitted by applicable law, an Advisor may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to underlying securities, currencies or instruments of an

Advisor Fund, Portfolio Company or Managed Account, or which may be otherwise based on the performance of such Advisor Fund, Portfolio Company or Managed Account. The structure or other characteristics of the derivative instruments may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the Advisor Fund’s investment management and positions, flexibility, and diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. Similarly, an Advisor (including its personnel or Client/Advisor Accounts) may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including the Investment Funds and indirectly the Company.

The Advisors and the Advisor Funds, Portfolio Companies or Managed Accounts may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities and Advisor affiliated entities) may provide to the Advisor Funds, Portfolio Companies or Managed Accounts or one or more Client/Advisor Accounts. Such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Funds, Portfolio Companies or Managed Accounts based on the amount of brokerage commissions paid by the Advisor Funds, Portfolio Companies or Managed Accounts and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to Client/Advisor Accounts.

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

To the extent permitted by applicable law, an Advisor Fund, Portfolio Company or Managed Account may invest all or some of its short-term cash investments in any money market fund advised or managed by its Advisor, and may invest in other products advised or managed by its Advisor. In connection with any such investment, the

Advisor Fund, Portfolio Company or Managed Account will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Advisor Fund, Portfolio Company or Managed Account generally will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with an investor’s direct purchase of underlying investments because its Advisor could receive fees with respect to both the management of the Advisor Fund, Portfolio Company or Managed Account and such investment). In such circumstances, as well as in all other circumstances in which the Advisor receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company will be required.

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

Potential Conflicts in Connection with Brokerage Transactions and Proxy Voting by the Advisors

To the extent permitted by applicable law, purchases and sales of securities for an Advisor Fund, Portfolio Company or Managed Account may be bunched or aggregated with orders for other Client/Advisor Accounts of the Advisor that manages such Advisor Fund, Portfolio Company or Managed Account. An Advisor, however, is not required to bunch or aggregate orders if portfolio management decisions for different accounts are made separately, if it determines that bunching or aggregating is not practicable or required, or with respect to client-directed accounts.

Prevailing trading activity frequently may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold. When this occurs, the various prices may be averaged, and the Advisor Fund, Portfolio Company or Managed Account, as applicable, will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to the disadvantage of the Advisor Fund, Portfolio Company or Managed Account. In addition, under certain circumstances, an Advisor Fund, Portfolio Company or Managed Account will not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order. Without limitation, time zone differences, separate trading desks or portfolio management processes in a global organization may, among other factors, result in separate, non-aggregated executions.

An Advisor may select brokers (including, without limitation, affiliates) that furnish the Advisor, an Advisor Fund, Portfolio Company or Managed Account managed by the Advisor, or other Client/Advisor Accounts, directly or through correspondent relationships, with proprietary research or other appropriate services which provide, in the Advisor’s view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research or other services may include, to the extent permitted by law, research reports on companies, industries and securities; economic and financial data; financial publications; proxy analysis; trade industry seminars; computer databases; quotation equipment and services; and research-oriented computer hardware, software and other services and products. Research or other services obtained in this manner may be used in servicing any or all of the Advisor Funds, Portfolio Companies, Managed Accounts or Client/Advisor Accounts, including in connection with Client/Advisor Accounts other than those that pay commissions to the broker relating to the research or other service arrangements. To the extent permitted by applicable law, such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Fund, Portfolio Company or Managed Account based on the amount of brokerage commissions paid by the Advisor Fund, Portfolio Company or Managed Account and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, other Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to such other Client/Advisor Accounts. To the extent that the Advisor uses soft dollars, it will not have to pay for those products and services itself. The Advisor may receive research that is bundled with the trade execution, clearing, and/or settlement services provided by a particular broker or dealer. To the extent that the Advisor receives research on this basis, many of the same conflicts related to traditional soft dollars may exist. For example, the research effectively will be paid by client commissions that also will be used to pay for the execution, clearing, and settlement services provided by the broker-dealer and will not be paid by the Advisor.

An Advisor may endeavor to execute trades through brokers who, pursuant to such arrangements, provide research or other services in order to ensure the continued receipt of research or other services the Advisor believes are useful in its investment decision-making process.

An Advisor may from time to time choose not to engage in the above-described arrangements to varying degrees.

An Advisor may select brokers (including, without limitation, affiliates) to provide prime brokerage services to an Advisor Fund, Portfolio Company or Managed Account. Conflicts may arise with respect to an Advisor’s selection of prime brokers. Prime brokerage firms may introduce an Advisor to prospective clients which may create incentives for or benefits to the Advisor in selection of such prime brokerage firms. Advisors will select such firms only when consistent with obtaining appropriate services for the Advisor Funds, Portfolio Companies and Managed Accounts.

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

Potential Regulatory Limitations and Restrictions on Investment Opportunities and Activities of the Advisors and the Company

From time to time, the activities of an Advisor Fund, Portfolio Company or Managed Account may be restricted because of regulatory or other requirements applicable to an Advisor and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements. A client not advised by an Advisor would not be subject to some of those considerations. There may be periods when an Advisor may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice in certain securities or instruments issued by or related to companies for which the Advisor is performing investment banking, market making or other services or has proprietary positions. For example, when an Advisor is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be prohibited from or limited in purchasing or selling securities of that company. In addition, there may be certain investment opportunities, investment strategies or actions that an Advisor will not undertake on behalf of an Advisor Fund, Portfolio Company or Managed Account in view of the Advisor’s client or firm activities. For example, an Advisor may determine that an Advisor Fund, Portfolio Company or Managed Account may be precluded from exercising certain rights that it may have as a creditor to a particular borrower. Certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company, an Investment Fund, an Advisor Fund, Portfolio Company or Managed Account as well as for Goldman Sachs and/or an Advisor. An Advisor Fund, Portfolio Company or Managed Account may also be prohibited from participating in an auction or from otherwise investing in or purchasing certain assets, or from providing financing to a purchaser or potential purchaser, if the Advisor of such Advisor Fund, Portfolio Company or Managed Account is representing the seller or is representing or providing financing to another potential purchaser. Similar situations could arise if personnel of an Advisor serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor wishes to purchase or sell. The larger an Advisor’s investment advisory business and such Advisor’s overall business, the larger the potential that these restricted policies will impact investment transactions. However, if permitted by applicable law, the Advisor Fund, Portfolio Company or Managed Account may purchase securities or instruments that are issued by such companies or are the subject of an underwriting, distribution, or advisory assignment by its Advisor, or in cases in which the Advisor’s personnel are directors or officers of the issuer.

The investment activities of an Advisor for its proprietary accounts and for Client/Advisor Accounts may also limit the investment strategies and rights of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. For example, in regulated industries, in certain emerging or international markets, in corporate and regulatory ownership definitions, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause the Advisor, the Advisor Fund, Portfolio Company or Managed Account or other Client/Advisor Accounts to suffer disadvantages or business restrictions. If certain aggregate ownership thresholds are reached or certain transactions undertaken, the ability of the Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, to purchase or dispose of investments, or exercise rights or undertake business transactions, may be restricted by regulation or otherwise impaired. In addition, certain investments may be considered to result in reputational risk or disadvantage. As a result, an Advisor, on behalf of its clients (including an Advisor Fund, Portfolio Company or Managed Account), may limit purchases, sell existing investments, or otherwise restrict or limit the exercise of rights (including voting rights) when the Advisor, in its sole discretion, deems it appropriate.

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

To minimize the effect of any potential conflict of interest resulting from Goldman Sachs’ other business operations, Goldman Sachs, including the Managing Member, has established policies and procedures addressing potential conflicts of interest. Specifically, Goldman Sachs has put in place “Chinese Walls” policies and procedures, which are designed to separate the various functions and business lines of Goldman Sachs, including the asset management and brokerage businesses. As a result, personnel of the Managing Member that make investment and other decisions on behalf of the Company generally perform their duties for the Company without knowledge of other Goldman Sachs operations.

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

Error and Error Correction Policy

The below described policy applies to GS HFS as the Managing Member of the Company. GS HFS applies similar policies in connection with its role as managing member of the Investment Funds.

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

No compensable errors have been identified for the years ended December 31, 2007, 2006 and 2005.

Waiver of Subscription and Redemption Requirements

The Company may, in the sole discretion of the Managing Member, approve waivers in connection with the processing of subscription or redemption requests of Members including, without limitation, with respect to any notice periods, lock-up periods, minimum redemption and holding amounts, as applicable, or other requirements. Such waivers may be granted by the Company to any Member, including without limitation affiliates of the Managing Member and persons who have a security interest in the Units of certain Members. Members, including Members who purchase or sell Units during periods in which any such waivers are approved, may not be notified of such matters.

Compensation for Errors.  When the Managing Member determines that reimbursement by the Managing Member is appropriate, the Company will be compensated as determined in good faith by the Managing Member. Compensation will be calculated in the Managing Member’s discretion. The Managing Member will follow what it considers reasonable guidelines regarding these matters in light of all of the facts and circumstances related to an error. In general, compensation is expected to be limited to direct and actual losses, which may be calculated relative to comparable conforming investments, market factors and benchmarks and with reference to other factors the Managing Member considers relevant. Compensation will not include any amounts or measures that the Managing

Member determines are speculative or uncertain, including potential opportunity losses resulting from delayed investment as a result of correcting an error. The Managing Member expects that, subject to its discretion, losses will be netted with an account’s gains relating to errors and will not exceed amounts in relation to an appropriate replacement investment, benchmark or other relevant product returns. In addition, losses may also be capped at the value of the actual loss, particularly when the outcome of a differing investment would in the Managing Member’s view be speculative or uncertain in light of reasonable equitable considerations. As a result, error compensation is expected to be limited to the lesser of actual losses or losses in relation to comparables. The Managing Member may also consider whether it is possible to adequately address a mistake through cancellation, correction, reallocation of losses and gains or other means.

Notification of Compensable Errors.  Members will generally not be notified of the occurrence of a compensable error or the resolution thereof.

Errors by Advisors.  Advisors may also have error and error correction policies regarding the implementation of investment management decisions, trading or processing in relation to the Advisors’ clients, including the Company. The Advisors’ respective error and error correction policies may vary materially from one another and each may differ materially from the Managing Member’s policies described herein. Also, there can be no assurance that an Advisor’s actual practices regarding errors and error correction will be in conformity with its policies, and the Managing Member will have limited ability to monitor an Advisor’s compliance with its policies. Although the Managing Member will select and monitor the Advisors to which the Company allocates assets, the Managing Member is not responsible for the actions of, or any errors committed by, any Advisor.

Reprocessing NAV Errors and Compensation of Members.  The Company follows materiality policies to determine when individual Member accounts will be restated (credited or debited) in respect of particular errors, and to handle certain NAV-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Under these policies, when a compensable error by the Managing Member occurs, the Managing Member may reimburse the Company in an amount according to its policies without reprocessing individual Member accounts. Reprocessing of individual Member accounts will only occur when the error is of a size that exceeds the Company’s materiality threshold. This means that an error below the materiality threshold may disadvantage Members during the period the error persists, but reimbursement may benefit Members at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific Members whose Units were negatively affected by the error. As described in “— Identification of Compensable Errors” above, the Company may also follow materiality policies with respect to the resolution of errors that may limit or restrict when compensation to the Company or Members will be paid. Accordingly, Members who purchase or redeem Units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. Similar considerations may apply with respect to the error and error correction policies of the Advisors.

Additional information about the Managing Member’s error and error correction policies may be set forth in Part 2 of the Managing Member’s Form ADV, which will be provided to Members or prospective investors upon request. The Managing Member may at any time, in its sole discretion and without notice to Members, amend or supplement its error and error correction policies.

COMPETITION

The market for hedge funds and hedge fund products is highly competitive. The Company competes for investors with other hedge funds, funds of funds, mutual funds, and money managers who employ similar investment strategies and who offer similar hedge fund products to investors. New entities, including other hedge funds, funds of funds and money managers, regularly enter the market, and there are limited barriers to entry. In addition, new hedge fund products are regularly introduced into the market by existing funds. The Company competes with its competitors on, among other things, the basis of its reputation, its short-term and long-term performance and track record, access to, and ability to select, Advisors, fees, management and portfolio teams, strategies, client services and its ability to manage risk.

FISCAL YEAR

The Company’s fiscal year ends on December 31 of each calendar year. The Managing Member, at its sole discretion, may change the fiscal year-end of the Company.

EMPLOYEES

As of December 31, 2007, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2007, was supported by approximately 85 employees of the GS Group worldwide, of which approximately 32 allocated at least a portion of their time to the management of the Company and the Investment Funds.

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

Risks Related to the Company and the Investment Funds’ Performance and Operation

Limited Operating History of the Company; Past Performance of the Company is not Indicative of Future Results

The Company has a limited operating history upon which prospective investors can evaluate its likely performance. Similarly, certain of the Investment Funds and the Advisors have limited or no track records and/or operating histories. The past investment performance of the Company or any of the Investment Funds or Advisors should not be construed as an indication of the future results of such Advisors, the Investment Funds, or of the Company. The results of other investment funds or accounts managed by the Managing Member which have or have had an investment objective similar to or different from that of the Company or the Investment Funds, are not indicative of the results that the Company or the Investment Funds may achieve. The Investment Funds make allocations in different portfolios of Advisors and securities and, accordingly, their results and, in turn, the results of the Company, are independent of the previous results obtained by those funds and accounts. See “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Past Performance of Affiliated Funds and Advisors are not Necessarily Indicative of the Results that the Company and any Investment Fund May Achieve or of Future Results” below.

A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios

Although the managing member of an Investment Fund intends to allocate assets to Advisors whose principal investment strategies are within one of the Investment Sectors described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Description of the Investment Funds and the Performance of the Investment Funds,” a substantial portion of the Investment Fund’s assets may be invested utilizing strategies within other investment sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund’s specified Investment Sector.

The managing member of an Investment Fund seeks to select Advisors for the Investment Fund that exhibit certain operational, management and risk control standards in the daily investment of their portfolios. The managing member may request historical performance and position data in order to evaluate how Advisors behave in certain environments. However, some Advisors have no operating history and therefore such performance and position data may not be available. The managing member also may request that each Advisor provide guidelines about the size of its typical positions and the amount of leverage that it will use in managing assets. These risk and investment guidelines serve as a framework for the managing member to conduct its ongoing risk monitoring on behalf of each Investment Fund as it believes that there is value in regularly monitoring each Investment Fund’s Advisors to better understand the Advisors’ risk and sources of return. The managing member also conducts due diligence visits with the Advisors, which may include representatives of its Advisor selection, risk and quantitative analysis, compliance and operations areas. Accordingly, the managing member seeks Advisors who are willing to share information and market outlook and who agree to engage in a regular dialogue and provide portfolio composition and profit and loss information regularly, although the level of detail will vary by Advisor. However, many Advisors are unwilling to provide significant transparency, e.g., position detail, because such information is proprietary to such Advisors, particularly those Advisors operating in the event driven and relative value sectors, but also those in the equity long/short and tactical trading sectors and the Company may still choose to invest with such Advisors because of their historical returns and reputation. Moreover, due to changes in the investment programs of certain Advisors over time or other factors, it is possible that an Investment Fund’s assets may be allocated to Advisors whose principal investment strategies are not within the Investment Fund’s specified Investment Sector for extended periods of time.

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

There Can Be No Assurance that the Managing Member’s Decisions Regarding Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective

As of April 1, 2008, the Managing Member will have the discretion to make allocations among Investment Sectors without being constrained by assumptions, based mainly on historical data, regarding the long-term risk-return and correlation expectations of the Investment Sectors. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management.” There is no assurance that the Managing Member’s decisions regarding allocations of assets will be successful. In addition, the Company will be limited in its ability to make changes to allocations due to the subscription and redemption provisions of the Investment Funds, including notice periods and limited subscription and redemption dates, and the ability of the Investment Funds to suspend and postpone redemptions. In addition, any such allocations will be made by the Company based on information previously provided by the Advisors. If such information is inaccurate or incomplete, it is possible that the Company’s allocation to the Investment Sectors may not reflect the Managing Member’s intended allocations. This could have a material adverse effect on the ability of the Managing Member to implement the Company’s investment objective.

Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets

The Company is a “non-diversified” investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the “Investment Company Act”) on the percentage of the Company’s assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund’s capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund’s assets, although the managing member of each of GTT, GELS and GRV generally will not allocate more than 25% of the total assets of the applicable Investment Fund to any single Advisor at the time of investment in such Advisor. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, and as of April 1, 2008, there will be no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Consequently, losses suffered by such Advisors of any of the Investment Funds could result in a proportionately higher reduction in an Investment Fund’s capital than if such capital had been more proportionately allocated among a larger number of Advisors.

Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company

Generally, the Managing Member invests assets of the Company in the Investment Funds, which in turn invest their assets through the Advisors. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon the ability of the managing member of the Investment Funds and each Investment Fund’s Advisors to develop and implement investment strategies that achieve their investment objectives. No assurance can be given that the managing member of the Investment Funds or any Advisor will be able to do so. For example, an Advisor’s inability to effectively hedge an investment strategy that it utilizes may cause the assets of an Investment Fund allocated to such Advisor to significantly decline in value and could result in substantial losses to such Investment Fund and, in turn, to the Company. The Investment Funds do not have any control over the Advisors. Moreover, subjective decisions made by the Managing Member or the managing member of an Investment Fund and/or by the Investment Fund’s Advisors may cause the Company or the Investment Fund to incur losses or to miss profit opportunities on which they may otherwise have capitalized. Members of the Company will have no right or power to participate in the management or control of the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, and will not have an opportunity to evaluate in advance any specific investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, or the terms of any investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds.

While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors’ portfolios and operations. Most Advisors consider this information proprietary and would not provide this information even if requested. If the Investment Funds only invested in Advisors who provided complete access to their information, the Investment Funds would not be able to access many Advisors with which they might otherwise wish to invest since many Advisors with strong track records and/or limited capacity will not agree to provide this access. Limiting the Advisors that the Investment Funds would invest with would have a material adverse impact on the Investment Funds and, in turn, the Company and its Members. Accordingly, the Investment Funds invest with many Advisors who do not provide any or all such information, and Members who are not willing to assume this risk should not retain their investment in the Company. There is a risk that Advisors may knowingly, recklessly, negligently or otherwise withhold or misrepresent information regarding activities that could have a material negative impact on the performance of an Investment Fund and the Company. Members of the Company are assuming the risk that the Advisors will act in such a manner. These activities, therefore, could occur without the knowledge of the Managing Member, and could have a material negative impact on the Company’s performance and financial statements, including, among other things, causing a restatement of prior financial statements. Any such misrepresentation or fraudulent or similar activities (each a “Fraudulent Activity,” and collectively “Fraudulent Activities”) by an Advisor would result in their position being inaccurately reflected in an Investment Fund’s, and therefore the Company’s, financial statements. Once an Investment Fund learns of any such Fraudulent Activities, it will likely be too late for such Investment Fund to withdraw its assets from such Advisor without incurring significant losses due to its investment with such Advisor. The proper performance of monitoring functions by the Managing Member of the Company or the managing member of the Investment Funds would generally not give the managing member the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, the managing member of the Investment Funds can offer no assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor’s Fraudulent Activities.

In the event of misrepresentation and fraud committed by those Advisors or hedge funds in which the Investment Funds invest, the Company or, more likely the Investment Funds, will have remedies available under applicable state and federal securities and anti-fraud laws. As a general matter, the Company does not have contractual remedies available to it for misrepresentation and fraud, however, in certain limited cases where the Investment Funds invest through Managed Accounts or Portfolio Companies, the Investment Funds may have certain contractual protections. The Company or the Investment Funds intend to pursue their potential legal remedies based on an evaluation of litigation risks and costs involved in pursuing litigation. In addition, in deciding on whether or not to pursue legal remedies available to them, the Company or the Investment Funds will also consider the costs involved in pursuing any remedy and the risk that the underlying hedge fund may have insufficient assets to comply with a successful outcome. Accordingly, even if a legal remedy may be available to the Company or the Investment Funds, it may choose not to pursue such remedy.

The Investment Funds may invest in Advisor Funds that are not administered by an independent third party administrator. Advisor Fund administrators generally are responsible for, among other things, calculating (or assisting with the calculation of) the NAV for the Advisor Funds that they administer, valuing (or assisting in the valuation of) securities and other assets, including securities which are not readily marketable, and assisting in the preparation of financial statements. If an Advisor Fund is not administered by an independent third party administrator, the determinations of the Advisor with respect to valuations generally will not be subject to review or oversight by an independent party other than the Advisor Fund’s auditor. Such an arrangement may have an adverse effect on the Investment Fund and, in turn, the Company and the Members by, among other things, reducing the likelihood that the managing member of the Investment Fund will learn of any error, miscalculation or misrepresentation in the valuation of the Advisor Fund’s investments, whether intentional or otherwise, or any Fraudulent Activity.

The managing member of the Investment Funds may invest a substantial portion of an Investment Fund’s assets with Advisors that may have limited or no track records and Advisor Funds with limited or no operating histories. Certain Advisors may have limited or no experience managing certain of the strategies expected to be deployed by them in their investment programs. Certain strategies utilized may also be newly developed and may not be widely used. The risks of such strategies may be difficult to predict in various market conditions. In such cases, the Advisors or individual members of their management teams will each have had, in the opinion of the managing member of the Investment Fund, sufficient relevant experience in other contexts or trading in strategies similar to those that the Advisor is expected to utilize.

The Company Does Not Currently Intend to Participate in New Issues Which May Limit Potential Gains

The Company does not currently intend to participate in “new issues,” as such term is defined under Financial Industry Regulatory Authority (“FINRA”) Rule 2790, as amended, supplemented and interpreted from time to time (“FINRA Rule 2790”), although this intention could change at any time as determined by the Managing Member in its sole discretion. FINRA Rule 2790 limits the ability of FINRA member firms to sell securities of new issues to certain classes of “restricted persons.” Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating in new issues, the Company will not share in any such increases.

Risks Related to the Company’s Regulatory Environment

Limited Regulatory Oversight; Members not Afforded Protection of Investment Company Act

The Company and each of the Investment Funds, in reliance upon an exemption available to privately offered investment companies, are not required to register as investment companies and have not registered as such under the Investment Company Act. Thus, the provisions of the Investment Company Act intended to provide various protections to investors (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates, require securities of an investment company held in custody to be individually segregated at all times from the securities of any other person and marked to clearly identify such securities as the property of such investment company and regulate the relationship between the adviser and the investment company) are not applicable. The Managing Member is registered as an adviser under the Investment Advisers Act.

Moreover, the Advisor Funds and Portfolio Companies in which the Investment Funds invest generally are not registered as investment companies, and the Investment Funds and the Company, in turn, are not provided the protections of the Investment Company Act. In addition, the Advisors may not be registered as investment advisers under the Investment Advisers Act. Therefore, the Investment Funds and the Company, as investors with such Advisors, will not have the benefit of certain of the protections of the Investment Advisers Act.

The Advisor Funds and Portfolio Companies generally do not maintain their securities and other assets in the custody of a bank or a member of a securities exchange, as generally required of registered investment companies, in accordance with certain SEC rules. A registered investment company which places its securities in the custody of a member of a securities exchange is required to have a written custodian agreement, which provides that securities held in custody will be at all times individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and which contains other provisions designed to protect the assets of the registered investment company. It is anticipated that the Advisors to which the Investment Funds will allocate assets generally will maintain custody of their assets with brokerage firms which do not separately segregate such customer assets as would be required in the case of registered investment companies. Under the provisions of the Securities Investor Protection Act of 1970, as amended, the bankruptcy of any such brokerage firm could have a greater adverse effect on an Investment Fund and, in turn, on the Company, than would be the case if custody of assets were maintained in accordance with the requirements applicable to registered investment companies. There is also a risk that an Investment Fund’s Advisor could convert to its own use assets committed to it by an Investment Fund or that a custodian could convert to its own use assets committed to it by an Investment Fund’s Advisor. There can be no assurance that the Advisors or the entities they manage will comply with all applicable laws and that assets of the Investment Funds entrusted to Advisors by the Investment Funds will be protected.

Furthermore, in accordance with U.S. Commodity Futures Trading Commission (the “CFTC”) regulations, the Managing Member is registered as a commodity trading advisor (a “CTA”) and a commodity pool operator (a “CPO”) under the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”), and all of the Advisors are either registered as CTAs or have indicated to the managing member of the Investment Funds that they are exempt from such registration. Because the Units are being privately offered under both U.S. federal and state securities laws and Units may be purchased only by persons who are “qualified purchasers” under the Investment Company Act, “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”), and “qualified eligible persons” or “accredited investors” in accordance with Rule 4.13(a)(4) under the Commodity Exchange Act, the Memorandum has not been filed with or reviewed by the SEC, the CFTC, or any self-regulatory authority. The Managing Member reserves the right to withdraw any registrations relating to the Company in the future as permitted by applicable law.

Although the Managing Member is registered with the CFTC under the Commodity Exchange Act as a CPO with respect to other pools that it operates, the Managing Member operates the Company as if it were exempt from such registration pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the Units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) Units may be purchased only by natural persons who are “qualified eligible persons” as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are “qualified eligible persons” as defined in Rule 4.7 under the Commodity Exchange Act or “accredited investors” as defined in Rule 501(a)(1)-(3), (a)(7) or (a)(8) of Regulation D under the Securities Act. Therefore, the Managing Member is not required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company.

Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members

Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments directly or indirectly held by such Investment Fund and, in turn, the value of the Company’s assets and the ability of the Advisors with which such Investment Fund invests to pursue their trading strategies. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company, the Investment Funds and the Advisors to pursue their respective investment objectives or strategies.

Moreover, the Investment Funds, the Managing Member or its affiliates and/or service providers or agents of the Company, the Investment Funds or the Managing Member, may, from time to time, be required or may, in their sole discretion, determine that it is advisable to disclose certain information about the Company, the Investment Funds and the Members, including, but not limited to, investments held by the Company and the names and level of beneficial ownership of Members, to (i) one or more regulatory authorities of certain jurisdictions which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests and/or (ii) one or more counterparties of, or service providers to, the Managing Member or the Company. By virtue of the entering into the Subscription Agreement, each Member will have consented to any such disclosure relating to such Member.

Risks Related to the Units, Liquidity of Units and the Offering of the Units

Units Will Not be Listed and Will Not be Marketable

The Company does not intend to list its Units for trading on any national securities exchange. There is no secondary trading market for the Units, and none is expected to develop. The Units are, therefore, not readily marketable. Units will not be redeemable at the option of Members, other than, on each January 1, April 1, July 1 or October 1 (occurring on or after the first anniversary of the purchase of such Units by the Member) upon 91 days prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), and such Units will not be exchangeable for interests of any other funds. See “—The Company has Limited Liquidity and Limited Rights for Redemption” below.

The Company has Limited Liquidity and Limited Rights for Redemption

The Company is a non-diversified management investment company with limited liquidity designed primarily for long-term investors and is not intended to be a trading vehicle. Members should not retain their investment in this Company if they need a liquid investment.

An investment in the Company provides limited liquidity since the Units are not freely transferable. Generally, a Member is only permitted to redeem Units upon written notice received by the Managing Member at least 91 days prior to the Valuation Date (as defined below) in respect of such redemption, as of the time immediately prior to the opening of business on each January 1, April 1, July 1 and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but such right may be limited or postponed under certain circumstances. Additionally, the Managing Member may limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. The same or similar limitations may also apply to the Company’s investment in the Investment Funds or an Investment Fund’s investment with certain Advisors.

The Advisors may invest a portion of the assets allocated to them in derivatives, securities or other financial instruments or assets that are illiquid and/or not publicly traded. Such investments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. An investment in the Company is therefore suitable only for sophisticated investors that will not be materially impacted by postponements of the Company’s normal redemption dates. The market value of an Advisor’s investments may fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of financial markets, developments or trends in any particular industry and the financial condition of the issuers of the securities in which such Advisor invests. During periods of limited liquidity and higher price volatility, an Advisor’s ability to acquire or dispose of investments at a price and time that the Advisor deems advantageous may be impaired. As a result, in periods of rising market prices, an Advisor may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly; conversely, such Advisor’s inability to dispose fully and promptly of positions in declining markets will cause the NAV of an Advisor Fund, Portfolio Company or Managed Account (and, consequently, the NAV of an Investment Fund) to decline as the value of unsold positions is marked to lower prices. These circumstances could also impair an Advisor’s ability to make redemption distributions to an Investment Fund in a timely manner and, as a result, could impair the ability of the Investment Fund to make timely distributions to a redeeming member, including the Company. Further, the managing member of an Investment Fund may, in its sole discretion, suspend redemptions, including, among other reasons, because the Investment Fund is unable to withdraw sufficient funds from Advisor Funds and Portfolio Companies or otherwise to meet redemption requests, and in circumstances when the disposal of part or all of such Investment Fund’s assets to meet withdrawal requests would be prejudicial to its members.

Investors in one or more of the Advisor Funds and Portfolio Companies may be permitted to withdraw more of their interests with greater frequency and/or under otherwise more favorable terms than an Investment Fund. This could materially adversely affect the Investment Fund and, in turn, the Company and the Members.

Redemptions of Units are Subject to a Substantial Waiting Period and Potentially Outdated Information

There will be a substantial period of time between the date as of which Members must submit a request for redemption and the date they can expect to receive full payment for their redemption proceeds from the Company. Members whose Units are accepted for redemption bear the risk that the Company’s NAV may fluctuate significantly in the period between the date by which redemption requests must be submitted and the date as of which such Units are valued for purposes of such redemption. Members will have to decide whether to request that the Company redeem their Units without the benefit of having current information regarding the value of Units on a date proximate to the date on which Units are valued by the Company for purposes of effecting such redemptions. In addition, under certain circumstances, the Managing Member may find it necessary (i) to suspend redemptions, including, among other reasons, because the Company is unable to withdraw sufficient funds from Investment Funds or otherwise to meet redemption requests, and in circumstances when the disposal of part or all of the Company’s assets to meet such redemption requests would be prejudicial to the Members; or (ii) to set up a reserve for undetermined or contingent liabilities. The Managing Member may also limit redemptions of Units to the extent that aggregate redemption requests by Members exceed a specified threshold. An investment in the Company is suitable only for Members who can bear the risks associated with the limited liquidity of the Units and the underlying investments of the Company.

Substantial Redemptions Could Have a Material Adverse Effect on the Company

Substantial requests for the Company or an Investment Fund to redeem membership Units of its members in a concentrated period of time, including redemption requests by current and former directors, partners or employees of the GS Group or from certain investment vehicles organized by the Managing Member or its affiliates, could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. In addition, certain Advisor Funds may impose redemption fees, which the Company or the Investment Funds may be required to pay in order to obtain required redemption proceeds. The Company could experience disproportionately high redemptions on any particular redemption date, which could have a material adverse effect on the value of the Units redeemed and the Units that remain outstanding. Members will not receive notification of substantial redemption requests in respect of any particular Redemption Date (as defined below) from the Company, and therefore may not have the opportunity to redeem Units prior to, or at the same time as, the redeeming Members. The Company had redemptions in the amount of $347,523,596 in January 2006, $76,617,985 in April 2006, $192,289 in June 2006, $89,209,736 in July 2006, $31,192,162 in October 2006, $63,683 in December 2006, $23,701,199 in January 2007, $23,430,775 in April 2007, $32,058,148 in July 2007, $27,455,904 in October 2007 and $22,708,145 in January 2008. The Company funded the redemptions made in 2006, 2007 and in January 2008 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand. The Company also used its old credit facility to fund January 2006 and April 2006 redemptions and its Credit Facility to fund July 2006, October 2006, January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made during 2007 to fund the redemptions made in the Company during 2007 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2008 had a material adverse effect on the value of the Units or the performance of the Company. See “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and there can be no Assurance that the Company’s Allocation Models and Methodologies will Achieve the Company’s Allocation Goals” below. The Company may elect to borrow under the Credit Facility, including without limitation, to fund redemptions, from time to time in the future. As further described in Item 7, the Company entered into the Credit Facility on June 30, 2006. For a description of the Credit Facility, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements.

Certain Classes of Units May Have No Lock-Up Period

Units of a class that is not subject to any lock-up period may from time to time be issued to one or more investment vehicles organized by the Managing Member or its affiliates (each a “GS Investment Vehicle” and collectively, “GS Investment Vehicles”) that invest in the Company. Since certain Investment Funds and Advisor Funds may impose greater restrictions on redemptions (including lock-ups) than those imposed by the Company on such GS Investment Vehicles, redemptions by such GS Investment Vehicles may materially adversely affect other Members. The Company may determine to meet a redemption request from such a GS Investment Vehicle by redeeming from more liquid Investment Funds and Advisor Funds or Investment Funds and Advisor Funds that impose redemption fees. Since the Company does not charge a redemption fee on redeeming Members, any such redemption fees charged to the Company in connection with the redemption by a GS Investment Vehicle will reduce the NAV of the Company and adversely affect all Members (not just redeeming investors). In addition, redemptions by such GS Investment Vehicles could result in the Company holding a greater concentration of less liquid Investment Funds and Advisor Funds than was previously the case. This could have a material adverse effect on the Company’s investment mix, and could also cause the Company to limit future Member redemptions.

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

Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions

The Company may accept additional subscriptions for Units from time to time as determined by the Managing Member, in its sole discretion, and in accordance with the LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for Units on the first day of each calendar month or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions and the Company continued to do so through December 31, 2007.

Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to any such subscription, which could have a material adverse impact on the existing Members’ interest in the Company if future Company investments under-perform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership Units (as determined by the managing member of each Investment Fund and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the indirect interests of the Investment Fund’s existing members, including the Company, in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments under-perform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its Loss Carry-forward Value will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for Units of such Investment Fund’s membership Units because the new membership Units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

In addition, unlike purchasers who purchased the initial Units offered by the Company, Units acquired following the initial offering of Units will represent indirect interests in operating funds that may have significant open positions. Since these Units will, indirectly through the Company’s investments in each of the Investment Funds, share in each Investment Fund’s open positions which may have been held for some period of time prior to the issuance of the additional Units, the application of the relevant Advisor’s trading approach to such positions may have a qualitatively different effect on the performance of the additional Units than it does on the performance of previously issued Units. For example, a number of trading approaches may become more aggressive in terms of willingness to tolerate losses in a position and increase the size of a position after an open trade has generated a substantial profit because subsequent losses (up to a certain level) are perceived as being only a partial give-back of prior profits, not an actual loss. As subsequent purchasers of Units in the continuous offering will not have received, indirectly through the Company’s investments in the Investment Funds, the benefit of any profits on open positions prior to the date on which they purchase the Units, subsequent losses will constitute an absolute loss to such holders, not only a partial give-back of profits. In addition, certain trading approaches may follow profit-taking strategies whereby they will liquidate or partially liquidate a position after it has generated a predetermined amount of profit. Since the new Units will not, indirectly through the Company’s investments in the Investment Funds, have had the benefit of any such profit prior to the date on which they were issued, Members holding such Units may find themselves, indirectly through the Company’s investments in the Investment Funds, liquidated out of a position (which may have continued to generate substantial profits) due to an Advisor “taking profits,” none of which had inured to their benefit. Some approaches apply similar analyses based on overall portfolio performance, not just the performance of particular positions, with generally analogous effects.

Investing Prior to receipt of Subscription Monies and Prior to the Effective Date of Subscriptions

The Company may, in the sole discretion of the Managing Member, begin making investments at any time prior to the effective date of subscriptions for Units on the basis of anticipated subscriptions. In addition, without limiting the generality of the foregoing, the Company may, in the sole discretion of the Managing Member, begin making investments on or after the effective date of a subscription on the basis of anticipated receipt of funds with respect to the subscription even if such funds were not received on such effective date. Pursuant to the Subscription Agreement, an investor or prospective investor will be liable for any losses or costs arising out of or relating to the non-payment or late payment of subscription monies, including any losses or costs incurred as a result of the Company making investments on the basis of anticipated receipt of such monies as of the effective date of a subscription. These practices could have an adverse effect on the Company. Non-payment or late payment of subscription monies may result in direct or indirect losses and costs to the Company, and the Company may not ultimately recoup such losses or costs from the applicable investors or prospective investors. In addition, the Managing Member may make investment or other portfolio decisions in anticipation of subscriptions that would not have been made were it known that the subscriptions would not be made or would be made late, which could have an adverse effect on the Company’s portfolio.

Special Risks of the Company’s Structure

This section discusses certain risks related to the fact that the Company allocates its assets to Investment Funds, which allocate their assets to Advisors.

Risks Related to the Company’s Structure

The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals

The managing member of each of GTT, GELS and GRV generally will not allocate more than 25% of the total assets of the applicable fund to any single Advisor at the time of investment in such Advisor. However, following the time of allocation, the percentage of each such Investment Fund’s total assets allocable to any single Advisor could exceed the 25% level due to a number of factors, including redemptions from the applicable Investment Fund and positive or negative performance by an Advisor as compared to other Advisors. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, group of Advisors or investment strategy, and as of April 1, 2008, there will be no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. No assurance is given as to any level of multiple Advisor diversification. Greater concentration with any single Advisor may entail additional risks.

While the managing member of the Investment Funds may seek Advisors that utilize diversified investment strategies, there can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Advisors. Advisors may at certain times hold large positions in a relatively limited number of investments. Advisors may target or concentrate their investments in particular markets, sectors, or industries. Those Advisors that concentrate in a specific industry or target a specific sector will also be subject to the risks of that industry or sector, which may include, but are not limited to, rapid obsolescence of technology, sensitivity to regulatory changes, minimal barriers to entry, and sensitivity to overall market swings. As a result, the NAVs of such Advisors may be subject to greater volatility than those of investment vehicles that are subject to diversification requirements and this may negatively impact the NAV of the Investment Funds and the Company.

The Managing Member establishes allocations among the Investment Sectors in a manner consistent with the Company’s investment objective. Quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk-adjusted returns. The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion. The Managing Member may at certain times be unable to reallocate the Company’s assets among the Investment Funds as it determines is advisable in order to achieve the Company’s investment objective due to a number of factors, including without limitation, minimum holding periods and restrictions on redemptions imposed by the Investment Funds or Advisors. If imbalances in the allocations occur because the Company is unable to reallocate on a timely basis, losses occurring as a result could cause the Company to suffer significantly greater losses than would be the case if the Company’s allocation goals had been achieved.

The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts or Portfolio Companies. In addition, the Investment Funds may allocate assets to Advisors that invest in assets that are difficult to value. The Company’s NAV will be affected by the valuations of these difficult-to-value assets. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Portfolio Companies. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent current audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment Fund’s Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor’s auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors’ books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company, could have a material impact on the NAV of Member’s Units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” above and “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” below.

The Company follows materiality policies to handle certain NAV-related errors that occur in the Company’s and the Investment Fund’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Members who purchase or redeem Units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. See ITEM 1. “BUSINESS—MANAGING MEMBER—Error and Error Correction Policy.”

If at any time the Managing Member determines, in its sole discretion, that an incorrect number of Units was issued to a Member because the NAV of the Company or the applicable series in effect on the date of issuance was materially incorrect, the Managing Member will adjust such Member’s Units by increasing or decreasing them (by means of issuances of additional Units or compulsory redemptions of Units, in each case without additional consideration), as appropriate, to such number of Units as would have been issued at the correct NAV. In addition, if at any time after a redemption of Units (including in connection with any withdrawal of a Member from the Company) the Managing Member determines, in its sole discretion, that the amount paid to such Member or former Member pursuant to such redemption was materially incorrect (including because the NAV at which the Member or former Member purchased such Units was incorrect), the Company will pay to such Member or former Member any additional amount that it determines such Member or former Member would have been entitled to receive had the redemption been effected at the correct NAV, or, in its sole discretion, seek payment from such Member or former Member of (and such Member or former Member shall be required to pay) the amount of any excess payment that the Managing Member determines such Member or former Member received (including, without limitation, by compulsorily redeeming without consideration a number of Units held by such Member having a NAV equal to the amount of such excess payment), in each case without interest. If such a determination is made after a Member has had all of its Units redeemed, or if the NAV of a Member’s remaining Units is insufficient to cover the amount of any overpayment (including, without limitation, due to a decrease in the Company’s NAV), the Company may be unable, or may, under the circumstances, elect not, to collect the amount of any such excess payment, and any corresponding restatement of and reduction in the NAV of the Company will generally be borne by the remaining Members of the Company. The Company will be subject to similar adjustment provisions as a member of the Investment Funds.

The Other Business Activities and Relationships of Goldman Sachs and the Company’s Advisors May Create Conflicts of Interest

Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As a result, Goldman Sachs is engaged in many businesses and has interests in the global fixed income, currency, commodity, equity and other markets in addition to those related to the Company, including as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. Such additional businesses and interests likely will give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST.”

Affiliates of Goldman Sachs and Members of the Company May Market and Trade Derivatives Linked to the Performance of the Company, Which May Adversely Affect the NAV of the Company

Affiliates of Goldman Sachs and certain Members may market and sell, from time to time, directly or indirectly, derivative instruments, the return on which tracks or is related to the economic performance of the Company. Sellers of such derivative instruments, including affiliates of Goldman Sachs, may seek to hedge the risk associated with their exposure thereunder by purchasing or redeeming Units from time to time, the NAV of which may represent a significant percentage of the Company’s NAV at any given time. Such trading may adversely affect the NAV of the Company. In particular, significant purchases and/or redemptions of Units over a concentrated period of time may result in high transaction costs and other operating inefficiencies in connection with the direct or indirect investment of the Company’s assets. Similar consequences could occur in the case of derivative instruments that track the performance of an Investment Fund.

The Company will be managed in accordance with its investment program and objective and wholly independent of considerations related to any such derivative instruments that are sold by any Member. Accordingly, the identity of, and the relative allocations of capital among, the Investment Funds and Advisors, as well as the manner of any reallocation of the Company’s assets and other investment management decisions (including, without limitation, in connection with the dissolution of the Company), will not take into account, and may run counter to, the terms or objectives of any such derivative instruments.

Special Risks of the Fund of Funds Structure

The following are certain risks related to the fact that the Company allocates assets to Investment Funds and Advisors.

Members of the Company are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure, and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments

Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based and performance-based fees at the Company level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage transaction expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if the Member invested with the Advisors directly or in a fund that did not utilize a “fund of funds” structure. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”

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

Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor, are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from 0% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these percentages or that structure their compensation in materially different ways. The performance-based compensation received by the Managing Member, the managing member of the Investment Funds and an Advisor also may create an incentive for such managing member or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Because the performance-based compensation may in certain circumstances be based on calculations of realized and unrealized gains as determined by the person entitled to receive such compensation, certain inherent conflicts of interests and consequent risks can arise.

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

Transactions Between and Among Funds May Be Undervalued and Negatively Affect the Company’s Performance

The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds’ assets away from one or more Advisor Funds in order to achieve the Investment Funds’ investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds’ direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests. The transfer price may not take into account any value associated with the transfer of the Investment Funds’ investment holding period, if any, in an Advisor Fund, or the prior high NAV associated with the transferred interests.

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

Risks Associated with the Company Investing in Other Entities

Past Performance of Affiliated Funds and Advisors are not Necessarily Indicative of the Results that the Company and Any Investment Fund May Achieve or of Future Results

The past performance of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors.” Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.

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

Limitations on Ability to Invest in Advisors May Result in Assets Not Being Used to Pursue Investment Objectives

In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portion of their assets that is not allocated to Advisors in cash equivalents, short-term securities or money market securities pending investment in Advisors. During the time that the Company’s assets are not allocated to Advisors, that portion of the Company’s assets will not be used to pursue the Investment Funds’ and, in turn, the Company’s investment objective.

Valuation of the Investment Funds’ Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets

The valuation of an Investment Fund’s investments is ordinarily determined based upon monthly valuations provided by the Advisors which are only audited annually. Many of the securities in which Advisors invest may not have a readily ascertainable market price and will be valued by the Advisors without an independent third party valuation. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor’s compensation. Valuations of the securities are very subjective and could prove in hindsight to have been wrong, and at times by significant amounts. Furthermore, the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Investment Funds’ investments, as the value of the Investment Funds’ investments will affect such managing member’s compensation. Although prior to investing in any Advisor, the managing member of the Investment Funds generally will seek to conduct a due diligence review of the valuation methodology utilized by such Advisor, no assurances can be given that the managing member of the Investment Funds will be given access to necessary aspects of the Advisors’ systems, that such due diligence review will ascertain whether accurate valuations will be provided by such Advisors to the Investment Funds, that the Advisors will comply with their own internal policies or procedures for keeping records or making valuations, or that the Advisors policies and procedures and systems will not change without notice to the Investment Funds. Moreover, the managing member of the Investment Funds will generally not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by Advisors to whom an Investment Fund allocates assets. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” above.

The NAV of any Advisor Fund, Portfolio Company or Managed Account as of a particular date may be materially greater than or less than the NAV of such Advisor Fund, Portfolio Company or Managed Account that would be determined if its assets were to be liquidated as of such date. For example, if an Advisor Fund, Portfolio Company or Managed Account were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that such Advisor Fund, Portfolio Company or Managed Account would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in the NAV of the Advisor Fund, Portfolio Company or Managed Account. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in the NAV of the Advisor Fund, Portfolio Company or Managed Account.

The managing member of an Investment Fund may allocate assets to Advisors that invest in assets that lack a readily ascertainable market value, and the NAV of the Investment Fund will be affected by the valuations of any such assets (including, without limitation, in connection with calculations of any management fee or performance-based fee or allocation at the Investment Fund level). In valuing assets that lack a readily ascertainable market value, Advisors (or affiliated or independent agents thereof) may utilize dealer supplied quotations or pricing models developed by the Advisor, affiliates of the Advisor and/or third parties, including GS HFS or affiliates of GS HFS). Such methodologies may be based upon assumptions and estimates that are subject to error. Given the uncertainty inherent in the valuation of assets that lack a readily ascertainable market value, the value of such assets as reflected in the NAV of an Investment Fund may differ materially from the prices at which the applicable Advisor would be able to liquidate the assets.

The value of assets that lack a readily ascertainable market value may be subject to later adjustment based on valuation information available to the applicable Advisor at that time including, for example, as a result of year-end audits. Any adjustment to the value of such assets may result in an adjustment to the NAV of an Investment Fund and in turn the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” above.

The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor’s valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager of Investment Fund assets. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor’s information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund’s interests in the Advisor Fund independently of the Advisor’s valuations based on information available to, and factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company’s net assets if the managing member of the Investment Funds or the Advisor’s judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” above.

Investment Fund Allocations to Advisor Funds are Difficult to Monitor and Control

Each Investment Fund may invest all or a substantial portion of its assets in Advisor Funds, rather than allocating assets via Portfolio Companies or directly to Advisors pursuant to Managed Accounts. It is expected that the managing member of the Investment Funds generally will have less ability to monitor investments in the Advisor Funds, to obtain full and current information and to exercise control rights over such investments than with respect to allocations of assets to Portfolio Companies or Managed Accounts. This could have a material adverse effect on the performance of such investments and, therefore, on the performance of the Investment Funds and the Company.

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

Advisor Redemption Holdbacks and Other Advisor Fund Liquidity Restrictions May Adversely Affect Remaining Members

From time to time, the managing member of an Investment Fund may be unable to liquidate the Investment Fund’s assets as it otherwise deems advisable in order to pay redemption requests made by the Company due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisor Funds or Advisors (including but not limited to the use of longer notice periods and less frequent redemption dates than those offered by the Company and the Investment Funds, holdbacks, and the segregation of assets by the Advisors through the use of “side-pockets”). At any given time, assets of an Investment Fund that cannot be redeemed to meet current redemption requests may constitute a substantial portion of the Investment Fund’s portfolio. See “—The Company has Limited Liquidity and Limited Rights for Redemption” above. As a result, the managing member of an Investment Fund may be required to redeem interests from more liquid Advisor Funds or Portfolio Companies in order to meet redemption requests, which could result in an Investment Fund holding a greater concentration of less liquid assets than was previously the case or in the Investment Fund incurring additional costs in connection with the redemption. This could have an adverse effect on the Investment Fund’s portfolio mix and liquidity for remaining members which could potentially include the Company. Significant amounts of redemption requests by investors in an Investment Fund that are not offset by new subscriptions could cause the Investment Fund to postpone or suspend redemptions. The Investment Fund’s inability to liquidate its interests in such less liquid assets may also have a material adverse effect on the Investment Fund’s ability to reallocate assets.

The Company will endeavor to pay redemption proceeds to a redeeming Member within 45 days following the applicable Redemption Date (as defined below). For various reasons, however, including the suspension or delay in payment of redemption proceeds by Advisor Funds and the holdback of a portion of the redemption proceeds otherwise payable to the Company until after the applicable underlying Advisor Fund’s financial records have been audited, the Company may not receive redemption proceeds otherwise expected by it prior to the Company’s payout of proceeds to redeeming Members. Therefore, at the time the Company pays redemption proceeds to a redeeming Member, the Company may hold receivables that may not be paid to the Company for a significant period of time, may not accrue any interest, and ultimately may not be paid to the Company (as a result of post-audit adjustments or for other reasons). During the time that the Company’s assets include such receivables, that portion of the Company’s assets cannot be used to pursue the Company’s investment objective. In addition, in cases in which Investment Funds or Advisor Funds limit or reduce the Company’s redemption request, the Company may continue to have investment exposure to Advisor Funds or Advisors that it would otherwise have redeemed. This could have an adverse effect on the performance of the Company.

The NAV used by the Company to determine the redemption price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Investment

Fund. If an Investment Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any over-payment made to a redeeming Member. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” above. Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

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

Advisors Invest Independently and May Hold Economically Offsetting Positions

Each of the Advisors generally makes investment decisions wholly independently of other Advisors and may at times hold, or cause the Company and/or the Investment Funds to hold, economically offsetting positions. To the extent that the Advisors, the Company and/or the Investment Funds do, in fact, hold such positions, the Company, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there may often be times when a particular Advisor may receive performance or incentive compensation in respect of its portfolio for a period even though an Investment Fund’s or the Company’s NAV may not have increased, or may even have decreased, during such period. Furthermore, it is possible that, from time to time, various Advisors may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.

Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments

Certain Advisors’ trading approaches presently can accommodate only a limited amount of capital. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds’ assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund and interests of Advisor Funds in which such Investment Fund invests would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds.” Due to the asset-based fees that Advisors will normally be entitled to receive, Advisors may have an incentive to accept additional capital and may do so even where their respective investment programs cannot accommodate such additional capital.

In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor’s capital capacity. See ITEM 1. “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors.” Advisors may in their discretion also limit the capacity available to the Company or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds’ investments in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds’ portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds’ portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds’ portfolio were less concentrated and the economic returns of the Investment Funds and the Company may thereby be materially adversely affected.

In determining how to allocate investment opportunities among the Investment Funds and any other investment funds or accounts, the managing member will take into account the investment objectives of each such investment fund or account, the capital capacity of the Advisors, and such other considerations as deemed relevant in its sole discretion. Certain Advisors to which the Investment Funds have previously allocated assets may be closed to new investments or may otherwise limit subscriptions (a “Closed Advisor”). The managing member of the Investment Funds may determine, for various reasons, including without limitation, strategic fit and other portfolio construction considerations, that a Closed Advisor is more appropriately included as part of the portfolio of another of its investment funds or accounts rather than the Investment Funds. In such event, the managing member of the Investment Funds may cause the Investment Funds to transfer interests in such Closed Advisor to another investment fund or account managed by the managing member of the Investment Funds, notwithstanding that such Closed Advisor may continue to be an appropriate investment for the Investment Funds. Any such transfer may give rise to potential conflicts of interest. Any such transfer would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Fund in respect of such Closed Advisor upon redemption of such interests. The transfer price will not take into account any value associated with the transfer of the Investment Fund’s investment holding period, if any, in a Closed Advisor, or the prior high NAV associated with the transferred interests.

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

Indemnification of Advisors May Create Costs for the Company and the Investment Funds

The Company and the Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of Units by the Investment Funds and (ii) services provided by the Advisors directly or indirectly on behalf of the Company. In addition, Advisor Funds and Portfolio Companies in which the Company and the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Company may adversely affect the Company’s performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, the Company and the Investment Funds are under no direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.

Allocation of the Company’s Assets May Not Protect the Company from Exposure to Economic Downturns in Any Investment Fund or Investment Sector

The Managing Member establishes allocations among the Investment Sectors in a manner consistent with the Company’s investment objective. The identity of, and relative investments of capital among, the Investment Sectors will be determined by the Managing Member, in its sole discretion, based on factors deemed relevant to the Managing Member, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Fund and Advisors, the availability of attractive opportunities, and other portfolio construction considerations. There is no assurance that the Managing Member’s allocation decisions will be successful. In addition, the Managing Member’s ability to make ongoing changes to the allocation of the Company’s assets will be limited due to the redemption provisions of the Investment Funds in which the Company’s assets are invested, including limited redemption dates, notice periods, minimum holding periods, minimum holding amounts, and/or the possibility of postponement or suspension of redemptions. Any such limitation may be significant. These factors could have an adverse effect on the ability of the Company to successfully and efficiently achieve its investment objective or a market position appropriately reflecting its asset base.

Investment Related Risks

Following is a discussion of certain of the investments that are expected to be made by the Advisors of the Investment Funds and certain of the principal risks associated with such investments. It is possible that an Advisor will make an investment that is not described below, and any such investment will be subject to its own particular risks.

Risks Related to Investment and Trading

An Investment in the Company Involves a High Degree of Risk That the Entire Amount Invested May be Lost; Investment Results May Vary Substantially over Time

An investment in the Company involves a high degree of risk, including the risk that the entire amount invested may be lost. The Advisors will invest in and actively trade financial instruments using highly complex strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of the fixed income, commodity, currency and equity markets, risks of concentration, risks of short sales, risks of leverage, risks arising from the potential illiquidity of derivative instruments and the potential illiquidity of certain emerging markets, the risk of loss from counterparty and broker defaults, risk of inaccuracy of information received from Advisors and the risk of borrowing to meet redemption requests. No guarantee or representation is made that the Company’s, the Investment Funds’ or the Advisors’ investment programs will be successful, that the various investment strategies utilized or investments made will have low correlation with each other or that the Company’s returns will exhibit low correlation with an investor’s traditional investment portfolio. Each Advisor’s investment program may utilize such investment techniques as margin transactions, option transactions, short sales, forward contracts and futures contracts, which involve substantial volatility and can, in certain circumstances, substantially increase the adverse impact to which the Investment Funds and the Company may be subject. All investments made by the Company risk the loss of capital. Investment results may vary substantially over time. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM.”

PAST RESULTS OF THE COMPANY, THE INVESTMENT FUNDS, AND THE ADVISORS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. NO ASSURANCE CAN BE MADE THAT PROFITS WILL BE ACHIEVED OR THAT SUBSTANTIAL LOSSES WILL NOT BE INCURRED.

The Advisors May be Unable to or May Choose not to Seek to Achieve their Investment Goals; Advisors May Not be Able to Locate Suitable Investment Opportunities

Many of the Advisors will, among other things, seek to utilize specialized investment strategies, follow allocation methodologies, apply investment models or assumptions, achieve a certain level of performance relative to specified benchmarks, and enter into hedging and other strategies intended, among other things, to affect the Advisors’ performance, risk levels, and/or market correlation. There can be no assurance that any Advisor will have success in achieving any goal related to such practices. The Advisors may be unable to, or may choose in their judgment not to seek to, achieve such goals. In addition, there is a risk that Advisors may invest outside their strategies, which could have a negative impact on the Advisors’ performance and in turn on the Company.

The success of an Advisor’s trading activities will depend on, among other things, the Advisor’s ability to identify overvalued and undervalued investment opportunities and to exploit price discrepancies in the capital markets. Identification and exploitation of the investment strategies to be pursued by an Advisor involves a high degree of uncertainty. No assurance can be given that the Advisors will be able to locate suitable investment opportunities in which to deploy all their capital. A decline in, or lack of volatility and pricing inefficiency of, the markets in which an Advisor seeks to invest, as well as other market factors, may reduce the number and scope of investment opportunities available to an Advisor.

Competition

The Advisors compete with a large number of firms. Competitive investment activity by other firms tends to reduce the Advisors’ opportunities for profit by reducing the magnitude as well as the duration of the market inefficiencies which they seek to exploit.

The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject

As described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Hedging, Leverage and Other Strategies,” it is expected that the Investment Funds and the Advisors will incur leverage in various forms. Such leverage may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments, including, among others, forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged. The utilization of leverage will increase the volatility of the Company’s investments. The managing member of the Investment Funds may seek to adjust the degree of leverage with which each Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of the Investment Funds generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. In the discretion of its managing member, an Investment Fund may make an investment in an Advisor Fund through a swap, option or otherwise in a manner structured to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund.

In addition, the Advisors may buy and sell securities on margin and otherwise utilize leverage, further increasing the volatility of the Company’s direct or indirect investments. The use of leverage by the Investment Funds, Advisor Funds, Portfolio Companies or Advisors can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The level of interest rates generally, and the rates at which the Investment Funds, Advisor Funds, Portfolio Companies and Advisors can borrow in particular, can affect the operating results of the Company. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, a relatively small price movement in a futures contract can result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended “margin” loans to such Advisor in respect of the applicable Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund or Portfolio Company. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

The rights of any lenders to the Company, Investment Funds, Advisor Funds and Portfolio Companies to receive payments of interest or repayments of principal will be senior to those of the Members or the investors in such entities, and the terms of any borrowings may contain provisions that limit certain activities of such entities or the Advisors, including the ability to make distributions.

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

Possible Effects of Speculative Position Limits Could Adversely Affect the Operations and Profitability of the Investment Funds and the Company

The CFTC, the U.S. commodities exchanges and certain offshore commodity exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options contracts. No such limits presently exist in the forward contract markets or on most non-U.S. exchanges.

Under currently applicable regulations, each of the Investment Funds that allocates its assets to Advisors who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund could be required to comply with position limits as if it were a single trader, absent obtaining exemptive relief therefrom. Many of the major U.S. exchanges have eliminated speculative position limits and have substituted position accountability rules that would permit Advisors of an Investment Fund to trade without restriction as long as the

Advisor can demonstrate the positions acquired were not acquired for the purpose of manipulating the market. To the extent a single speculative position limit is not applicable to the Advisors’ trading in any or all futures, the different Advisors of an Investment Fund are able to acquire larger positions on behalf of such Investment Fund. Absent such exemptive relief or exchange rule changes, the position limits, especially in certain markets, may be quite restrictive. There can be no assurance that exemptive relief will continue to be available. The modification of trading strategies or liquidation of positions by the Advisors, if required to comply with position limits, could adversely affect the operations and profitability of the Investment Funds and therefore the Company.

The Commodity Exchange Act provides that trading done by persons directly or indirectly under the same control or trading as one pursuant to an expressed or implied agreement or understanding will be aggregated for determining compliance with applicable position limits. There is a possibility that the positions held by some or all Advisors of an Investment Fund that, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund and their respective principals could be aggregated under one of the foregoing principles or applicable exchange regulations with those held by certain other Advisors of such Investment Fund. If a commodity exchange or any other regulatory body were to aggregate the positions held by certain Advisors of an Investment Fund, it may have a material adverse effect on the ability of each of the affected Advisors to trade in such markets.

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

The Ability of an Investment Fund to Hedge Successfully will Depend on the Particular Advisor’s Ability to Predict Pertinent Market Movements Which Cannot be Assured

Advisors and Advisor Funds may or may not employ hedging techniques. These techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, “Hedging Instruments”). Hedging techniques involve risks different than those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund’s positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Advisors to hedge successfully will depend on the ability of the Advisors to predict pertinent market movements, which cannot be assured. Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Advisor or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.

Forward Contracts May Entail Significant Risks and Uncertainties Which Could Result in Substantial Losses to the Investment Funds and the Company

Advisors may enter into forward contracts, which are the purchase or sale of a specific quantity of a commodity, government security, foreign currency, or other financial instrument at the current or spot price, with delivery and settlement at a specified future date. Because it is a completed contract, a purchase forward contract can be a cover for the sale of a futures contract. The Advisors may enter into forward contracts for hedging purposes and non-hedging purposes (i.e., to increase returns). Forward contracts are transactions involving an Advisor’s obligation to purchase or sell a specific instrument at a future date at a specified price. Forward contracts may be used by the Advisors for hedging purposes to protect against uncertainty in the level of future foreign currency exchange rates, such as when an Advisor anticipates purchasing or selling a non-U.S. security. For example, this technique would allow the Advisor to “lock in” the U.S. dollar price of the security. Forward contracts may also be used to attempt to protect the value of an Advisor’s existing holdings of non-U.S. securities. There may be, however, an imperfect correlation between an Advisor’s non-U.S. securities holdings and the forward contracts entered into with respect to those holdings. Forward contracts may also be used for non-hedging purposes to pursue an Advisor’s investment objective, such as when an Advisor anticipates that particular non-U.S. currencies will appreciate or depreciate in value, even though securities denominated in those currencies are not then held in the Advisor’s portfolio. There is no general requirement that the Advisors hedge all or any portion of their exposure to foreign currency risks.

Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by an Advisor due to unusually high trading volume, political intervention or other factors. Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than if such arrangements were made with numerous counterparties. Significant risks and uncertainties exist in dealing with counterparties in forward contracts. The imposition of controls by governmental authorities might also limit such forward (and futures) trading to less than that which the Advisors would otherwise recommend, to the possible detriment of the Advisor and therefore the applicable Investment Fund and the Company. Market illiquidity or disruption could result in major losses to an Investment Fund and the Company. In addition, Managed Accounts or Advisor Funds in which an Investment Fund has an interest may be exposed to credit risks with regard to counterparties with whom the Advisors trade as well as risks relating to settlement default. Such risks could result in substantial losses to the Investment Funds and the Company.

Swap Agreements May Increase or Decrease the Overall Volatility of an Investment Fund’s Portfolio

Advisors and Advisor Funds may enter into equity, interest rate, index, currency rate, total return, and other types of swap agreements. The transactions are entered into in an attempt to obtain a particular return without the need to actually purchase the reference asset. Swap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap agreements may increase or decrease an Investment Fund’s exposure to long-term or short-term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates. Swap agreements can take many different forms. Advisors and Advisor Funds are not limited to any particular form of swap agreement.

Swap agreements are two-party contracts entered into primarily by institutional investors for periods ranging from a few weeks to more than a year. In a standard swap transaction, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on particular predetermined investments or instruments, which may be adjusted for an interest factor. The gross returns to be exchanged or “swapped” between the parties are generally calculated with respect to a “notional amount” (i.e., the return on or increase in value of a particular U.S. dollar amount invested at a particular interest rate, in a particular foreign currency, or in a “basket” of securities representing a particular index).

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

Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms

The Investment Funds will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. More than one of the Investment Funds at any time may be subject to the credit risk of the same counterparty or broker-dealer. An Advisor’s prime brokers or other parties may hold assets as collateral for margin loans or other financing provided to such Advisor. Under the terms of such arrangements and under applicable law, a secured party may be permitted to rehypothecate such assets in connection with securities lending or other transactions entered into by the secured party. An Investment Fund may be subject to risk of loss of its assets placed on deposit with a broker by an Advisor in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house. Although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of its funds on deposit with such broker in the event of such broker’s bankruptcy or insolvency. An Investment Fund may be subject to risk of loss of its funds on deposit with non-U.S. brokers because non-U.S. regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions either with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer’s books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer’s account, an Investment Fund may be subject to a risk of loss of its funds placed on deposit with such broker or dealer, even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Advisor might recover, even in respect of property specifically traceable to the Advisor, only a pro rata share of all property available for distribution to all of such broker’s or dealer’s customers, which could result in significant losses to the Investment Fund.

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

Risks Related to International Investments

Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls

Advisors may trade, directly or indirectly, futures and securities on exchanges located outside the United States. Some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” in which performance is solely the individual member’s responsibility with whom the Advisor has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on non-U.S. exchanges, the Advisors, and, in turn, the Investment Funds and the Company, will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of non-U.S. exchanges, clearinghouses and clearing firms than in the United States, there is a risk of the failure of the exchanges on which their positions trade or of their clearinghouses or clearing firms, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities

The Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict an Investment Fund’s and its Advisors’ investment opportunities. In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many non-U.S. countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors’ investments in those countries. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor’s investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor’s returns.

Brokerage commissions, custodial services and other costs relating to investment in international securities markets generally are more expensive than in the United States. In addition, clearance and settlement procedures may be different in non-U.S. countries and, in certain markets, such procedures have been unable to keep pace with the volume of securities transactions, thus making it difficult to conduct such transactions.

Investment in sovereign debt obligations of non-U.S. governments involves additional risks not present in debt obligations of corporate issuers and the U.S. government. The issuer of the debt or the governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or pay interest when due in accordance with the terms of such debt, and an Advisor may have limited recourse to compel payment in the event of a default. A sovereign debtor’s willingness or ability to repay principal and to pay interest in a timely manner may be affected by, among other factors, its cash flow situation, the extent of its foreign currency reserves, the availability of sufficient foreign exchange on the date a payment is due, the relative size of the debt service burden to the economy as a whole, the sovereign debtor’s policy toward international lenders, and the political constraints to which the sovereign debtor may be subject. Periods of economic uncertainty may result in the volatility of market prices of sovereign debt to a greater extent than the volatility inherent in debt obligations of other types of issues.

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

As a result, the risks relating to investments in non-U.S. securities described above, including the possibility of nationalization or expropriation, may be heightened. In addition, certain countries may restrict or prohibit investment opportunities in issuers or industries deemed important to national interests. Such restrictions may affect the market price, liquidity and rights of securities that may be purchased by Advisors. Settlement mechanisms in emerging securities markets may be less efficient and less reliable than in more developed markets, and placing securities with a custodian or broker-dealer in an emerging country may also present considerable risks. The small size of securities markets in such countries and the low volume of trading may result in a lack of liquidity and in substantially greater price volatility. Many emerging market countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates and corresponding currency devaluations and fluctuations in the rate of exchange between currencies and costs associated with currency conversion have had, and may continue to have, negative effects on the economies and securities markets of certain emerging market countries. In addition, accounting and financial reporting standards that prevail in certain of such countries are not equivalent to standards in more developed countries and, consequently, less information is available to investors in companies located in such countries.

Reliance on Technology

Certain Advisors may utilize quantitative portfolio models to seek to allocate assets. These models, among other things, may forecast relative returns for, risk levels and volatility of, and correlations among, strategies and investments. However, these models may, for a variety of reasons, fail to accurately predict such factors, including because of scarcity of historical data in respect of certain strategies and investments, erroneous underlying assumptions or estimates in respect of certain data or other defects in the models, or because future events may not necessarily follow historical norms. In particular, substantial components of the strategies employed on behalf of one or more of the Advisors may involve attempts at the analysis of market phenomena for which there is limited or otherwise unreliable historical data, and therefore, the risk of various statistical or other errors may be considerably higher under such circumstances. There can be no assurance that the predictive models of an Advisor are adequate or that the models will be adequately utilized by the Advisor. In addition, certain Advisors may employ investment strategies that are dependent upon various computer and telecommunications technologies. The successful implementation and operation of these strategies could be severely compromised by telecommunications failures, power loss, software-related “system crashes,” fire or water damage, or various other events or circumstances. Any such event could result in, among other things, the inability of an Advisor to establish, maintain, modify, liquidate or monitor its investments, which could have a material adverse effect on an Investment Fund, Advisor Fund or Portfolio Company and consequently, the Company.

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

Equity Securities and Equity-Related Instruments May be Subject to Various Types of Risk, Including Market Risk, Liquidity Risk, Counterparty Credit Risk, Legal Risk and Operations Risk

Advisors may invest long and short in equities and equity-related instruments in their investment programs. Stocks, options and other equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk. In addition, equity-related instruments can involve significant economic leverage and may, in some cases, involve significant risk of loss. “Equity securities” may include common stocks, preferred stocks, interests in real estate investment trusts, convertible debt obligations, convertible preferred stocks, equity interests in trusts, partnerships, joint ventures or limited liability companies and similar enterprises, warrants and stock purchase rights. In general, stock values fluctuate in response to the activities of individual companies and in response to general market and economic conditions. Accordingly, the value of the stocks and other securities and instruments that the Investment Funds hold directly or indirectly may decline over short or extended periods of time. The stock markets tend to be cyclical, with periods when stock prices generally rise and periods when stock prices generally decline. The volatility of equity securities means that the value of an investment in each of the Investment Funds and, in turn, the Company may increase or decrease.

Fixed Income Securities are Subject to Credit Risk and Price Volatility

Advisors may invest in fixed income securities. Investment in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity.

“Fixed income securities” are obligations of the issuer to make payments of principal and/or interest on future dates, and include, among other securities: bonds, notes, and debentures issued by corporations; debt securities issued or guaranteed by the U.S. government or one of its agencies or instrumentalities or by a non-U.S. government; municipal securities; and mortgage-backed and asset-backed securities. These securities may pay fixed, variable, or floating rates of interest, and may include zero coupon obligations. Fixed income securities are subject to the risk of the issuer’s or a guarantor’s inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity (i.e., market risk). In addition, mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. The same would be true of asset-backed securities, such as securities backed by car loans.

Generally, mortgage-backed securities on commercial (in contrast to residential) properties are not subject to prepayment risk, but are subject to other risks, including without limitation the financial well being of large tenants, local or general business climate, and ability to raise and collect rents. Mortgage loans on commercial properties often are structured so that a substantial portion of the loan principal is not amortized over the loan term, but is payable at maturity. Therefore, repayment of the loan principal often depends upon the future availability of property financing from the lenders and/or upon the current value and salability of the property.

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

As with other investments, there may not be a liquid market for certain high yield debt, which could result in an Advisor being unable to sell such securities for an extended period of time, if at all. In addition, as with other types of Advisor investments, the market for high yield debt has historically been subject to disruptions that have caused significant illiquidity and substantial volatility in the prices of such securities. Consolidation in the financial services industry has resulted in fewer market makers for high yield debt, which may result in further risk of illiquidity and volatility with respect to high yield debt, and this trend may continue in the future.

Other Debt Instruments; CBOs and CLOs

Advisors may directly or indirectly invest in other debt instruments (both investment-grade and non-investment grade) of companies or other entities not affiliated with countries or governments, including but not limited to, senior and subordinated corporate debt; tranches of collateralized mortgage obligations, collateralized bond obligations and collateralized loan obligations; preferred stock; corporate securities; and bank debt. Advisors may acquire debt securities on a private placement basis and may invest in loan participations. As with other investments made by Advisors, there may not be a liquid market for these debt instruments, which may limit the Advisors’ ability to sell these debt instruments or to obtain the desired price.

Advisors may also invest in collateralized bond obligations (“CBOs”) and collateralized loan obligations (“CLOs”) and other similar securities. These may be fixed pools or may be “market value” or managed pools of collateral, including commercial loans, high yield debt, structured securities and derivative instruments relating to debt. The pools are typically separated into tranches representing different degrees of credit quality, with lower rated tranches being subordinate to senior tranches. The senior tranches of CBOs and CLOs, which represent the highest credit quality in the pool, have the greatest collateralization and pay the lowest spreads over treasuries. Lower rated CBO and CLO tranches represent lower degrees of credit quality and pay higher spreads over treasuries to compensate for the attendant risks. The bottom tranches specifically receive the residual interest payments (i.e., money that is left over after the higher tiers have been paid) rather than a fixed interest rate. The returns on the junior tranches of CBOs and CLOs are especially sensitive to the rate of defaults in the collateral pool. In addition, the exercise of redemption rights, if any, by more senior CBO and CLO tranches and certain other events could result in an elimination, deferral or reduction in the funds available to make interest or principal payments to the junior tranches.

In addition, there can be no assurance that a liquid market will exist in any CBO or CLO when an Advisor seeks to sell its interest therein. Also, it is possible that an Advisor’s investment in a CBO or CLO will be subject to certain contractual limitations on transfer.

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

Put Options Involve Significant Risks for Buyers and Sellers

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

Derivatives with Respect to High Yield and Other Indebtedness Expose Advisors to Counterparty and Issuer Risk

In addition to the credit risks associated with holding high yield debt securities, with respect to derivatives involving high yield and other debt, an Advisor will usually have a contractual relationship only with the counterparty of the derivative, and not with the issuer of the indebtedness. An Advisor generally will have no right to directly enforce compliance by the issuer with the terms of the derivative nor any rights of set-off against the issuer, nor have any voting rights with respect to the indebtedness. An Advisor will not directly benefit from the collateral supporting the underlying indebtedness and will not have the benefit of the remedies that would normally be available to a holder of the indebtedness. In addition, in the event of the insolvency of the counterparty to the derivative, the Advisor will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying indebtedness. Consequently, the Advisor will be subject to the credit risk of the counterparty as well as that of the issuer of the indebtedness. As a result, concentrations of such derivatives in any one counterparty subject the Advisor, and, in turn, the applicable Investment Fund, to an additional degree of risk with respect to defaults by such counterparty as well as by the issuer of the underlying indebtedness.

Credit Default Swaps

Advisors may enter into credit derivative contracts. The typical credit default swap contract requires the seller to pay to the buyer, in the event that a particular reference entity experiences specified credit events, the difference between the notional amount of the contract and the value of a portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer typically agrees to make periodic and/or upfront payments equal to a fixed percentage of the notional amount of the contract. Advisors may also purchase or sell credit default swaps on a basket of reference entities or an index. In circumstances in which Advisors do not own the debt securities that are deliverable under a credit default swap, Advisors will be exposed to the risk that deliverable securities will not be available in the market, or will be available only at unfavorable prices, as would be the case in a so-called “short squeeze.” In certain instances of issuer defaults and restructurings, it has been unclear under the standard industry documentation for credit default swaps whether or not a “credit event” triggering the seller’s payment obligation had occurred. In such cases, an Advisor would not be able to realize the full value of the credit default swap upon a default by the reference entity. As sellers of credit default swaps, Advisors incur leveraged exposure to the credit of the reference entity and are subject to many of the same risks they would incur if they were holding debt securities issued by the reference entity. However, Advisors will not have any legal recourse against the reference entity and will not benefit from any collateral securing the reference entity’s debt obligations. In addition, the credit default swap buyer will have broad discretion to select which of the reference entity’s debt obligations to deliver to an Advisor following a credit event and will likely choose the obligations with the lowest market value in order to maximize the payment obligations of the Advisor. Given increases in volume of credit derivatives trading in the market, settlement of such contracts may also be delayed beyond the time frame originally anticipated by counterparties. Such delays may adversely impact the Advisors’ ability to otherwise productively deploy any capital that is committed with respect to such contracts.

Risks of Spread Transactions

Where an Advisor enters into spread transactions, it is subject to the risk that the prices of the currencies underlying the positions comprising such spreads will not fluctuate in the same direction or to the same extent during the period in which the spread position is maintained. Under such circumstances, the relevant Investment Fund or Advisor Fund could sustain losses on one or both legs of the spread position.

The Company May be Prevented From Achieving its Objective During any Period in Which Assets are not Substantially Invested in Accordance with Principal Investment Strategies

Advisors may invest, for defensive purposes or otherwise, some or all of their assets in fixed income securities, money market instruments, and money market mutual funds, or hold cash or cash equivalents in such amounts as the Advisors deem appropriate under the circumstances. Pending allocation of the offering proceeds and thereafter, from time to time, the Company and the Investment Funds also may invest in these instruments. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include U.S. government securities, commercial paper, certificates of deposit, bankers’ acceptances issued by U.S. branches of U.S. banks that are members of the Federal Deposit Insurance Corporation, and repurchase agreements. The Company and the Investment Funds may be prevented from achieving their objectives during any period in which the Company’s and the Investment Funds’ assets are not substantially invested in accordance with their principal investment strategies.

Restricted and Illiquid Investments May Prevent Prompt Liquidation of Unfavorable Positions Resulting in Substantial Loss

The market value of an Advisor’s investments may fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of financial markets, developments or trends in any particular industry and the financial condition of the issuers of the securities in which the Advisor invests. During periods of limited liquidity and higher price volatility, the Advisor’s ability to acquire or dispose of its investments at a price and time that the Advisor deems advantageous may be impaired. As a result, in periods of rising market prices, the Advisor may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly; conversely, the Advisor’s inability to dispose fully and promptly of positions in declining markets will cause its NAV to decline as the value of unsold positions is marked to lower prices.

In addition, Advisors may invest a portion or all of the value of their assets in restricted securities and other investments that are illiquid. Restricted securities are securities that may not be sold to the public without an effective registration statement under the Securities Act or, if they are unregistered, may be sold only in a privately negotiated transaction or pursuant to an exemption from registration. These may include restricted securities that can be offered and sold only to “qualified institutional buyers” under Rule 144A of the Securities Act. There may be no limit to the percentage of an Advisor’s net assets that may be invested in illiquid securities.

Positions in restricted or non-publicly traded securities, securities on non-U.S. exchanges and certain futures contracts may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. This constraint could prevent the Advisors from promptly liquidating unfavorable positions and subject the Investment Funds and, in turn, the Company to substantial losses. This could also impair the Company’s ability to redeem its membership units from an Investment Fund in order to redeem Members’ Units in a timely manner. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponement of the Company’s redemption dates.

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

Expected Transactions May not Take Place or may Result in Substantial Losses

The Advisors of the Investment Funds, particularly those of GFS, may engage in merger arbitrage transactions. Substantial transaction failure risks are involved with respect to companies that are the subject of publicly disclosed mergers, takeover bids, exchange offers, tender offers, spin-offs, liquidations, corporate restructuring, and other similar transactions. Thus, there can be no assurance that any expected transaction will take place. Certain transactions are dependent on one or more factors in order to become effective, such as market conditions which may lead to unexpected positive or negative changes in a company profile, shareholder approval, regulatory and various other third party constraints, changes in earnings or business lines or shareholder activism as well as many other factors. No assurance can be given that the merger arbitrage transactions entered into by the Advisors will be profitable, and any such transaction may result in substantial losses.

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

Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency

Various laws enacted for the protection of creditors may apply to indebtedness in which the Advisors of the Investment Funds invest. The information in this and the following paragraph is applicable with respect to U.S. issuers subject to United States federal bankruptcy law. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness and after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which an

Advisor invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of indebtedness in which an Advisor invests, payments made on such indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on indebtedness are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the Advisor to which such payments were made.

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

Investments in Certain Multi-Advisor Structures

From time to time, the Managing Member may cause the Company or the Investment Fund, as applicable, to allocate assets to an Advisor that allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor (a “Multi-Advisor Structure”). As described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Overview of the Investment Process of the Investment Funds,” the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the Managing Member generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Company or the Investment Fund indirectly invests. In addition, the Managing Member will not be able to control the selection or removal of underlying managers. The risks described under “— Special Risks of the Fund of Funds Structure” above are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

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

Advisor Special Investments

From time to time certain Advisor Funds may segregate from their portfolio of assets certain illiquid or difficult-to-value securities or instruments (each, a “special investment”) and hold them in special investment accounts. This practice is commonly referred to as “side-pocketing.” Interests in special investment accounts generally are allocated only to those investors that were investors at the time the relevant special investment was acquired or segregated and future investors in the Advisor Fund generally will not participate in such special investment. Investors (including the Investment Funds) that hold interests in special investment accounts generally will not be able to redeem their interests in such accounts until the relevant special investments are liquidated, deemed realized (because, for example, the special circumstances surrounding such investment ceases) or otherwise disposed of. Therefore, an Investment Fund may be required to hold its interest in a special investment account for a significant period of time. An Investment Fund’s inability to redeem its interests from such special investment account may have a material adverse effect on the Investment Fund’s ability to reallocate assets. In addition, significant amounts of redemption requests by investors in the Investment Fund that are not offset by new subscriptions could result in the Investment Fund holding a greater concentration of highly illiquid investments than was previously the case. This could have a material adverse effect on the Investment Fund’s investment mix, and could also cause the Investment Fund to postpone or suspend future redemptions.

Special investments generally are carried on the books of an Advisor Fund at a value determined by the applicable Advisor (which may, under the relevant Advisor Fund’s organizational documents, be presumed to be the cost of such special investment). However, given the nature of special investments, such determinations may not represent the actual amount that would be realized by the Advisor Fund (and therefore the Investment Fund) upon the eventual disposition of such special investment or that would, in fact, be realized upon an immediate disposition of the special investment. As discussed above, an Investment Fund will generally value interests in Advisor Funds in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Unlike a typical Advisor Fund, however, which generally will not use the unrealized value of a special investment for purposes of subscriptions, redemptions and calculating performance-based fees or allocations, such valuations will be utilized by the Investment Fund in calculating the NAV of units in the Investment Fund for purposes of subscriptions and redemptions, as well as for calculating the management fee, incentive allocation and administration fees in respect thereof. Accordingly, indirectly through the Investment

Funds, the NAV of the Company and the NAV per Unit will be directly affected by the valuations of any special investments as reported to the Investment Funds. Valuations of special investments generally will not be adjusted retroactively when such special investments are sold or otherwise disposed of by an Advisor Fund.

Certain Investment Funds may charge a performance-based incentive fee or allocation (i) at the time a special investment is designated and/or (ii) at the time a special investment is realized or deemed realized based solely on the gains with respect to such special investment, which could adversely affect investors in the Advisor Fund, including an Investment Fund and, indirectly, the Company. Other Advisor Funds may have different procedures for calculating fees or allocations with respect to special investments that also could adversely affect the Company and its Members.

Changes to the Trading and Investment Strategies Utilized by the Advisors

Advisors may, from time to time, without prior notice to the Managing Member, the Investment Funds or the Company, utilize additional investment strategies and sub-strategies, including investment strategies and sub-strategies that are not discussed herein, and/or remove, substitute or modify their investment strategies and sub-strategies or any of the types of investments then being utilized. Any such addition or change may result in the Advisors investing in other markets, securities and instruments than those described herein. Any such decision may result in all or a significant portion of an Advisor’s assets being allocated to a single investment strategy or sub-strategy or type of investment. There can be no assurance that an Advisor’s decisions in this regard will be successful or will not otherwise have an adverse effect on the assets managed by such Advisor and, in turn, the Investment Funds and the Company. The Company will not have an opportunity to evaluate such decisions or an opportunity to redeem its interests in the applicable Investment Fund prior to any such decision.

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

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of holders of Units during the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low NAV per Unit of the initial series of Units for Class A Series 1 of the Company during each quarterly period from January 1, 2006 through December 31, 2007 are as follows:

Quarter Ended	High	Low

3/31/06	$132.04	$129.33
6/30/06	$133.99	$130.88
9/30/06	$131.74	$130.76
12/31/06	$137.10	$132.83
3/31/07	$141.61	$139.27
6/30/07	$147.79	$143.91
9/30/07	$147.63	$144.78
12/31/07	$152.88	$151.77

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

Record Holders of Units of the Company

As of December 31, 2007, 4,588,504.15 Units were held by 505 Members.

Distributions

The Company has not made distributions from January 1, 2007 to December 31, 2007 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of Units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2007 to December 31, 2007, aggregate subscriptions totaled $43,080,500. The Company previously reported sales of unregistered Units during the 2007 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used the proceeds to make investments in the Investment Funds.

Purchases of Units by the Company and Affiliated Purchasers

Pursuant to the Company’s LLC Agreement, holders of Units may redeem their Units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1, or October 1 occurring on or after the first anniversary of the purchase of such Units by the Member (each a “Redemption Date”). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day (the “Valuation Date”) immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed.

The Company previously reported redemptions of Units during 2007 in the Company’s Quarterly Reports on Form 10-Q. There were 671,424.67 redemptions of Units during the fourth quarter ended December 31, 2007. Redemptions of $22,708,145 will be effective on January 1, 2008 and are reflected in Redemptions payable in the December 31, 2007 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.”

Performance Graph

The line graph below compares the cumulative total return on the Company’s Units during the period from January 1, 2003 through December 31, 2007, with the return on the 3 Month LIBOR, the Lehman Brothers U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged, the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

•	The performance of the Company is based on net returns for Class A Series 1 Units. The performance of the Units shown in the graph is not necessarily indicative of future performance.

•	General: References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (for purposes of this section, each an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve returns, volatility or other results similar to the index. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time.

•	MSCI World Index: The Morgan Stanley Capital International World Index is a price index of the total return with dividends reinvested monthly net of dividend withholding tax of a representative group of listed companies for each region, with each component market weighted on the basis of market capitalization relative to the total market capitalization of the market being measured and adjusted for changes in capital within the component firms.

•	S&P 500 Index: Standard & Poor’s S&P 500 Index is an index based on the prices of the securities of 500 different companies. Total returns are calculated by adding the dividend income and price appreciation for a given time period.

•	Lehman Brothers U.S. Aggregate Index: Lehman Brothers’ U.S. Aggregate Index represents securities that are U.S. domestic, taxable, and dollar denominated. The index covers the U.S. investment grade fixed rate bond market, with index components for government and corporate securities, mortgage pass-through securities, and asset-backed securities. These major sectors are subdivided into more specific indices that are calculated and reported on a regular basis.

•	Indices Source: Bloomberg, Bond.Hub

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected historical financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2007	2006	2005	2004	2003

Net trading profit/(loss)	$87,875,947	$76,020,409	$66,816,581	$72,018,387	$81,854,395
Total expenses	$9,808,096	$9,926,911	$14,836,748	$14,457,852	$10,733,672
Net income/(loss)	$78,394,581	$66,569,645	$52,141,634	$58,055,729	$71,218,666
Less: Incentive allocation to the managing member	$3,919,729	$3,328,482	$2,615,216	$2,902,854	$3,560,865
Net income/(loss) available for pro-rata allocation to members	$74,474,852	$63,241,163	$49,526,418	$55,152,875	$67,657,801

	As of December 31,
Financial Condition Data	2007		2006		2005		2004		2003

Investments	$702,436,288		$686,250,341		$1,124,329,933		$1,092,953,352		$970,912,828
Total assets	$705,861,961		$687,475,191		$1,125,036,745		$1,093,172,149		$1,019,413,929
Total liabilities	$25,077,879		$25,400,717		$350,437,862		$135,716,916		$86,168,187
Members’ equity	$680,784,082	(1)	$662,074,474	(2)	$774,598,883	(3)	$957,455,233	(4)	$933,245,742	(5)
Ending NAV/Unit:
Class A Series 1	$152.88		$137.10		$125.75		$120.25		$113.95

(1)	The reduction in members’ equity as of December 31, 2007 reflects Redemptions payable in the amount of $22,708,145 that was payable at December 31, 2007.

(2)	The reduction in members’ equity as of December 31, 2006 reflects Redemptions payable in the amount of $23,701,199 that was payable at December 31, 2006.

(3)	The reduction in members’ equity as of December 31, 2005 reflects Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(4)	The reduction in members’ equity as of December 31, 2004 reflects Redemptions payable in the amount of $128,546,636 that was payable at December 31, 2004.

(5)	The reduction in members’ equity as of December 31, 2003 reflects Redemptions payable in the amount of $34,529,625 that was payable at December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the audited financial statements of the Company and related notes thereto appearing elsewhere in this Annual Report, ITEM 6. “SELECTED FINANCIAL DATA,” and ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements Are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future.”

The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. GS HFS, a Delaware limited liability company, serves as the Company’s Managing Member.

As of December 31, 2007, the Company had total assets of $705,861,961 compared with total assets of $687,475,191 as of December 31, 2006. Total liabilities of the Company totaled $25,077,879 as of December 31, 2007 compared to $25,400,717 as of December 31, 2006. Members’ equity of the Company was $680,784,082 as of December 31, 2007 compared to $662,074,474 as of December 31, 2006.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed Investment Funds managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, the Advisors that employ a broad range of investment strategies primarily within one of the Investment Sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company’s assets are invested in five Investment Funds: GELS, GFS, GRV, GTT and, as of July 1, 2007, HFPO.

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

While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO, as of April 1, 2008, the Managing Member will have no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

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

Results of Operations

The following presents a summary of the operations for the year ended December 31, 2007, 2006 and 2005, and a general discussion of each Investment Fund’s performance during those periods.

2007 Performance

The Company’s net trading profit/loss for the year ended December 31, 2007 was $87,875,947 compared to the year ended December 31, 2006 of $76,020,409.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors: tactical trading, equity long/short, relative value and event driven. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. For 2007, all four Investment Sectors posted positive returns, with the strongest performance delivered by the event driven sector. Short positions in credit, in particular short exposure to bonds linked to sub-prime mortgages, were profitable. The weakest performance came from the allocation to HFPO, which finished the year in negative territory. Negative performance was driven by exposure to quantitative equity market neutral strategies which suffered from liquidity pressures as the sub-prime mortgage crisis led to widespread liquidations in August. The Company cannot predict which Investment Sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2007, as well as each Investment Fund’s net return for the year ended December 31, 2007.

			Year Ended
	Portfolio Weight	Portfolio Weight as	December 31,
	as a% of	a% of Adjusted	2007
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	33.16%	32.09%	11.70%
GFS	37.84%	36.62%	20.22%
GRV	12.38%	11.99%	4.53%
GTT	14.39%	13.92%	15.72%
HFPO	5.41%	5.23%	(10.26)%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $22,708,145 that was payable at December 31, 2007.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2007, the Company’s Class A Series 1 Units returned 11.51% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the year ended December 31, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2007, GELS represented approximately 32% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2007. GELS returned 11.70% for Class C Series 1 units for the year ended December 31, 2007.

The annualized volatility of GELS’ returns for the year ended December 31, 2007 was 5.73%. In comparison, the S&P 500 Index had an annualized volatility of 9.66% and the MSCI World Index (hedged to U.S. dollars) had an annualized volatility of 8.80% for the same period.

During the year ended December 31, 2007, GELS Advisors delivered positive performance in nine months (January, February, March, April, May, June, September, October and December) and negative performance in three months (July, August and November). Notably, the performance of GELS Advisors in July and August suffered as equity markets fell on concerns of a global credit crunch, a slowing U.S. economy and continued fallout in the sub-prime mortgage and structured finance spaces. GELS Advisors with long exposure to financial and consumer stocks underperformed during the second half of the year as large write-downs from major banks and concerns of a slowdown in consumer spending weighed on these sectors.

GELS Advisors performed well from January 2007 through May 2007, with especially strong performance in April and May. During this period, GELS Advisors benefited from a rally in global equity markets, driven by global economic growth, robust mergers and acquisitions activity and abundant liquidity. September and October 2007 were positive months for GELS Advisors, as global equity markets rallied from the late summer sell-off as the U.S. Federal Reserve (the “Federal Reserve”) cut interest rates. Top-performing GELS Advisors benefited from an increase in volatility during the second half of 2007 as strong stock pickers were able to realize gains more quickly. Additionally, GELS Advisors who reduced portfolio risk during the summer were able to better preserve capital and realize gains from hedges and short positions during the drawdown in the second half of the year.

Thirty-six out of 48 GELS Advisors delivered positive performance for the year ended December 31, 2007. GELS Advisors with long exposure to Asian market volatility, emerging markets, energy/commodities and short exposure to financials performed particularly well during 2007. The GELS Advisors that posted losses had long exposure to value stocks, small- and mid-cap stocks and Japanese equities.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2007, GFS represented approximately 37% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2007. GFS returned 20.22% for Class C Series 1 units for the year ended December 31, 2007.

The annualized volatility of GFS’s returns for the year ended December 31, 2007 was 4.55%. In comparison, the S&P 500 Index had an annualized volatility of 9.66% and the MSCI World Index (hedged to U.S. dollars) had an annualized volatility of 8.80% for the same period.

GFS generated solid returns in 2007, with substantially lower volatility than global equity markets. In the first half of the year, GFS Advisors performed well as the equity and credit markets continued their positive performance from 2006. In the first half of 2007, robust mergers and acquisitions activity, idiosyncratic credit events and abundant corporate restructuring activity contributed positively to some of the GFS Advisors’ returns. In the second half of 2007, the market experienced substantially more volatility and negative performance as investors became concerned about the economic and financial outlook.

Global announced mergers and acquisitions activity surpassed $4.4 trillion in 2007, a new annual record; however this was not without some unconsummated deals. In general, GFS Advisors were able to take advantage of the robust environment in the first half of 2007 through risk arbitrage and equity special situations. In the second half of 2007, risk arbitrage spreads proved to be a profitable area given the completion of several bellwether deals. Equity markets experienced negative performance as valuations were readjusted given lower mergers and acquisitions and private equity activity, which negatively impacted the performance of some GFS Advisors.

The credit asset class proved to be difficult in 2007 given the broad re-pricing of risk across the asset class. In particular, some GFS Advisors were hurt by long exposure to bank debt and some high yield bonds. Hedges and directional short exposure to credit generated substantial gains for some GFS Advisors in the fund. In particular, short exposure to bonds linked to sub-prime mortgages were profitable, as several of the multi-strategy and credit GFS Advisors were able to put on exposure early.

Credit opportunities/distressed strategies returned 40.10% and contributed 9.70% to GFS’s gross income for the year ended December 31, 2007. The multi-strategy component of the portfolio returned 15.02% and contributed 9.86% to GFS’s gross income for the year ended December 31, 2007. Risk arbitrage/special situations strategies returned 5.28% and contributed 0.38% to GFS’s gross income for the year ended December 31, 2007.

Goldman Sachs Global Relative Value, LLC

As of December 31, 2007, GRV represented approximately 12% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2007. GRV returned 4.53% for Class C Series 1 units for the year ended December 31, 2007.

Following a fairly stable market environment in 2006, volatility increased significantly in 2007 and, consequently, relative value strategies experienced mixed results.

Overall, 2007 was a good year for GRV Advisors strategically positioned to take advantage of long volatility, as market participants became increasingly nervous due to the widening impact of the sub-prime mortgage crisis and the deteriorating state of the U.S. economy. Within the volatility trading sector, the Asian-focused GRV Advisor outperformed as it successfully captured the region’s rise in implied volatility, particularly in single-name stocks. Given this GRV Advisor’s negative correlation with the markets, the outsized results are particularly impressive considering the bull market in Asia, where the MSCI Asia ex-Japan Index returned 33%, its best performance since 2003.

Credit spreads were re-priced in virtually every market (i.e., investment grade, high yield, loans, residential mortgage-backed securities, commercial mortgage-backed securities, etc.) and across all rating categories, benefiting GRV Advisors with short biases and creating opportunities for relative value trading around technical dislocations. GRV Advisors with long credit exposures, particularly in high-grade asset-backed securities, suffered losses as market liquidity decreased significantly.

GRV Advisors implementing equity market neutral strategies suffered from liquidity pressures as the sub-prime mortgage crisis led to widespread liquidations in August. GRV Advisors with longer-term models were particularly impacted. As a result, GRV Advisors reduced leverage and focused research efforts on minimizing correlation with other hedge funds.

Emerging markets’ fundamental strength continued due to strong growth, high commodity prices, and increasing levels of domestic reserves. The asset class grew during the year, with new local issues from major economies, corporate issues and new sovereign markets. Long external debt positions in Venezuela and Russia, as well as long positions in Brazilian and Turkish local markets, contributed to positive performance by GRV Advisors. In addition, strategic short positions benefited GRV Advisors’ returns in late 2007.

The opportunity set for relative value investments across the fixed income universe broadened significantly in 2007. Turmoil in the housing and credit markets resulted in increased uncertainty and higher volatility levels, creating an environment favorable for fixed income arbitrage.

Credit relative value strategies returned 6.12% and contributed 0.46% to GRV’s gross income for the year ended December 31, 2007. Equity market neutral strategies returned (14.14)% and contributed (3.78)% to GRV’s gross income for the year ended December 31, 2007. Fixed income arbitrage strategies returned 13.25% and contributed 2.74% to GRV’s gross income for the year ended December 31, 2007. Emerging markets relative value strategies returned 12.19% and contributed 1.37% to GRV’s gross income for the year ended December 31, 2007. Multi-strategies returned (2.68)% and contributed (0.24)% to GRV’s gross income for the year ended December 31, 2007. Volatility trading returned 42.52% and contributed 4.45% to GRV’s gross income for the year ended December 31, 2007.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2007, GTT represented approximately 14% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2007. GTT returned 15.72% for Class C Series 1 units for the year ended December 31, 2007.

The first quarter of 2007 was moderately profitable for the tactical trading sector. Short European fixed income positions generated strong profits early in the first quarter for GTT Advisors. However, a broad recovery in global bond markets in February, followed by another reversal later in the first quarter, led many GTT Advisors to give back prior gains. Commodities trading posted gains, mainly due to long exposure to grains. Foreign exchange trading detracted from performance for the first quarter, with losses predominantly driven by developed-market currency trading, and short Japanese yen positions suffered material losses at February month-end, as investors unwound their carry trades following the global equity plunge. Equities trading finished the first quarter approximately flat. After posting strong gains in the first half of the first quarter, GTT Advisors who were positioned net long gave back most profits when a sharp decline in Chinese markets on February 27 triggered a global equity sell-off.

The tactical trading sector had a strong second quarter in 2007, finishing the period profitable in all four asset classes. In fixed income trading, the majority of gains by GTT Advisors were generated from short European fixed income exposures maintained throughout the second quarter. Foreign exchange trading was also positive for the second quarter, with short Japanese yen positions contributing the bulk of gains. Short U.S. dollar positions against major currencies proved more difficult for GTT Advisors, as choppy markets resulted in weak performance. In equities trading, GTT Advisors with broadly long exposure profited from the global stock market rally, with the S&P nearing record levels and major European indices moving consistently higher. Finally, commodities trading was modestly profitable, with gains attributable to select long positions in grains, particularly soybeans. Soybeans soared mid-second quarter on speculation that an increasing number of soybean acres will be rotated into corn planting, resulting in a diminished supply.

Tactical trading delivered positive results in the third quarter of 2007. Foreign exchange trading was positive for the third quarter. Short U.S. dollar positions contributed most of the gains as the U.S. dollar experienced notable declines through the third quarter, dropping to a record low against the euro in September. Equities trading from the long side proved difficult for GTT Advisors during the first two months of the third quarter. However, GTT Advisors with sustained long exposures were able to profit from the market recovery in September, which was largely driven by the widely anticipated 50 basis point cut in the federal funds rate. Fixed income trading generated moderate losses for GTT Advisors for the third quarter, as bond markets were centered on concerns about the credit crisis in the U.S. Finally, GTT Advisors with broad long exposures to commodities delivered strong results across grains, metals and energy.

The tactical trading sector posted strong performance in the fourth quarter of 2007. Commodities trading was a significant contributor to performance by GTT Advisors during the fourth quarter. Long positions in grains were particularly profitable as wheat, corn and soybeans all surged substantially higher amid concerns regarding weather and growing global supply. Fixed income trading was also positive. Global government bonds rallied during the fourth quarter as continued credit concerns led to a “flight-to-quality”. As a result, GTT Advisors with long exposures to U.S. Treasury bonds produced strong returns. GTT Advisors with yield curve plays in the U.S. and Europe also generated positive results. Equities trading posted flat performance for the fourth quarter, with the vast majority of GTT Advisors positioned net long. In foreign exchange trading, GTT Advisors were generally short the U.S. dollar, which led to notable profits during the first half of the fourth quarter. As the U.S. dollar recovered later in the fourth quarter, many GTT Advisors returned most prior gains. Declines in high-yielding currencies during the second half of the fourth quarter also added to losses.

Goldman Sachs HFP Opportunistic Fund, LLC

On July 1, 2007, the Company made an investment in HFPO in the aggregate amount of $26,100,000. The investment objective of HFPO is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investment Funds or (b) add an Advisor that is not currently represented in any of the other Investment

Funds. As of December 31, 2007, the fair value of the Company’s investment in HFPO was $36,813,437. The change in value from July 1, 2007 through December 31, 2007 reflects the return of the Company’s investment during the six month period ended December 31, 2007.

As of December 31, 2007, HFPO represented approximately 5% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2007. HFPO returned (10.26)% for Class A Series 1 units for the period from commencement of HFPO’s operations on July 1, 2007 through December 31, 2007.

     For the period from July 1, 2007 (commencement of operations of HFPO) through December 31, 2007

HFPO experienced negative performance during the period from July 2007 through December 2007. The negative performance was driven by exposure to equity market neutral strategies which suffered from liquidity pressures as the sub-prime mortgage crisis led to widespread liquidation in August. Managers with value oriented models and longer-term models were particularly impacted. Exposure to macro strategies slightly mitigated losses as managers benefited from the higher volatility environment. Commodities trading drove performance and fixed income trading was also positive over the period. Equities trading was flat from July 2007 through December 2007.

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

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a% of	a% of Adjusted	December 31, 2006
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	36.81%	35.54%	11.91%
GFS	36.36%	35.10%	14.57%
GRV	14.87%	14.36%	5.89%
GTT	15.61%	15.07%	5.61%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $23,701,199 that was payable at December 31, 2006.

(3)	These returns are based on the performance of Class C Series 1 units. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2006, the Company’s Class A Series 1 Units returned 9.03% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ (GELS, GFS, GRV and GTT) performance during the year ended December 31, 2006 is described in the following.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2006, GFS represented approximately 35% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2006. GFS returned 14.57% for Class C Series 1 units for the year ended December 31, 2006.

The annualized volatility of GFS’s returns for the year ended December 31, 2006 was 2.92% compared to the S&P 500 Index which had an annualized volatility of 5.64% and to the MSCI World Index which had an annualized volatility of 7.30% for the same period.

GFS generated solid returns in 2006, with approximately half the volatility of equity markets. GFS withstood the global equity market sell-off in May and June of 2006, generating positive returns in both months, with only two GFS Advisors failing to generate double-digit returns for the entire year. Robust mergers and acquisitions activity, idiosyncratic credit events, and abundant corporate restructuring activity contributed positively to GFS Advisor returns. Equity and credit market hedges proved to be the biggest detractors from performance, as many GFS Advisors remained defensively positioned.

Global announced mergers and acquisitions activity surpassed $3.5 trillion in 2006, a new annual record, on the back of strong equity markets and the continued availability of debt financing in the capital markets. Cross-

border transactions accounted for 38% of global activity, with the total volume of transactions being 33% higher than 2005 levels and higher than the previous record of $3.4 trillion set in 2000. High yield issuance reached a record $171 billion, and leveraged loan issuance also set a new record, with over $480 billion of issuance over the course of 2006. Private equity firms, with leveraged buyout activity, accounted for $689 billion, or 19%, of overall announced mergers and acquisitions volume, the highest level since 1988.

The year 2006 experienced a surge in competitive and hostile deals, driven by continued consolidation in the mining, infrastructure, financial exchanges, energy, and steel sectors.

The high yield and distressed markets posted another strong year of returns in 2006 with CCC and lower rated credits (+18.6%) significantly outperforming the broader credit markets. High yield credit spreads ended the year at 289 basis points over Treasuries and default rates ended the year at an anemic 1.6%. GFS Advisors benefited from exposure to specific names in the auto, airline, energy and power, and cable sectors.

Credit opportunities/distressed strategies returned 17.77% and contributed 4.16% to GFS’s gross income for the year ended December 31, 2006. The multi-strategy component of the portfolio returned 14.66% and contributed 9.65%to GFS’s gross income for the year ended December 31, 2006. Risk arbitrage/special situations strategies returned 8.63% and contributed 0.64% to GFS’s gross income for the year ended December 31, 2006. These percentages reflect certain reclassifications of select advisors from one sub-strategy to another at a time subsequent to the date of the data reflected herein.

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

GRV Advisors implementing equity market neutral strategies experienced strong performance in 2006, with shorter-term trading models bringing particular success. Long/short stock selection in the United States and Japan, driven by valuation factors, also performed well for GRV Advisors, while Europe proved more challenging for some models. The CBOE Volatility Index experienced limited volatility for most of 2006, trading at an average of 13%, with the exception of May, when a brief spike in volatility resulted from equity market weakness.

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

Credit relative value strategies returned 13.20% and contributed 1.73% to GRV’s gross income for the year ended December 31, 2006. Equity market neutral strategies returned 14.27% and contributed 1.78% to GRV’s gross income for the year ended December 31, 2006. Fixed income arbitrage strategies returned 4.39% and contributed 0.80% to GRV’s gross income for the year ended December 31, 2006. Emerging markets relative value strategies returned 14.02% and contributed 1.53% to GRV’s gross income for the year ended December 31, 2006. Multi-strategies returned (3.66)% and contributed (0.55)% to GRV’s gross income for the year ended December 31, 2006. Volatility trading returned 7.04% and contributed 0.36% to GRV’s gross income for the year ended December 31, 2006. These percentages reflect certain reclassifications of select advisors from one sub-strategy to another at a time subsequent to the date of the data reflected herein.

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

Throughout the month of September of 2006, Amaranth reported to investors the approximate year-to-date and month-to-date losses estimated for its funds in the wake of its collapse. Neither GRV’s administrator nor the managing member of GRV had any additional information from Amaranth upon which to estimate the fair value of GRV’s investment in Amaranth. As a result, GRV relied upon the information provided by Amaranth throughout the month of September of 2006 in connection with the preparation of the NAV of GRV’s investment in Amaranth.

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

The tactical trading sector experienced increased volatility during the second quarter of 2006, resulting in mixed performance across the four asset classes. Fixed income was the largest contributor to GTT Advisor returns, followed by commodities; however, both equities and foreign exchange trading detracted from performance. Returns were negatively impacted as several markets experienced major reversals in mid-May of 2006, when strong risk appetite turned to broad risk aversion amid inflation fears and hawkish comments from the Federal Reserve. Most asset classes experienced negative performance during May, with commodities, foreign exchange trading, and equities positions accounting for the majority of losses by GTT Advisors, as trends reversed sharply in markets with close links to economic growth such as base metals, emerging markets, and equities, as well as in gold, historically has been a more defensive asset. Difficult markets continued through June of 2006, with many markets unable to find clear direction, although some GTT Advisors were able to generate profits from short positions in fixed income. In general, GTT Advisors with a relatively short-term outlook outperformed those Advisors with a larger view, with some generating very strong gains in the second quarter of 2006.

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

			Year Ended
	Portfolio Weight	Portfolio Weight as	December 31,
	as a% of	a% of Adjusted	2005
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	37.97%	26.21%	9.93%
GFS	38.91%	26.86%	7.65%
GRV	41.02%	28.32%	4.09%
GTT	27.25%	18.81%	4.03%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $347,523,596 that was payable at December 31, 2005.

(3)	These returns are based on the performance of Class C Series 1 units. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2005, the Company’s Class A Series 1 Units returned 4.57% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ (GELS, GFS, GRV and GTT) performance during the year ended December 31, 2005 is described in the following.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2005, GFS represented approximately 27% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2005 and which reflected the weighting of the portfolio and the subsequent increase in the weighting of GFS during the first half of 2005. GFS returned 7.65% for Class C Series 1 units for the year ended December 31, 2005.

The annualized volatility of GFS’s returns for the year ended December 31, 2005 was 3.32% compared to the S&P 500 Index which had an annualized volatility of 7.92% and to the MSCI World Index which had an annualized volatility of 8.20% for the same period.

GFS Advisors had particularly strong performance in the third quarter of 2005, with the majority of gains resulting from exposure to European and Asian situations, specifically merger-related equity transactions and distressed credit names. April and October of 2005 proved to be challenging months, due to a widespread sell-off in the credit markets in April and difficult global equity and credit markets in October. In general, European-focused GFS Advisors generated strong returns in 2005, driven by strength in the European equity markets and by a resurgence in corporate activity in Europe.

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

Despite strong issuance of $111 billion of debt in 2005, the high yield market had a mediocre year of performance, returning 2.74% in 2005, following successive years of double digit returns in 2003 and 2004. Credit spreads widened from 310 bps at the beginning of the year to 371 bps at the end of the year over 10-year U.S. Treasuries. Defaults remained near historical lows, though the trailing twelve-month default rate jumped by over one percentage point to 2.87% in the third quarter of 2005. The year was also marked by over $295 billion of issuance of debt in the leveraged loans market and significant outflows from high yield mutual funds, which reached over $11 billion. While mutual fund outflows and the downgrade of General Motors were responsible for significant credit spread widening in the second quarter of 2005, many GFS Advisors chose to invest in more senior parts of the capital structure, given the lack of incremental return associated with investing in the lower parts of the capital structure. The airline sector continued to be one of the most negatively impacted sectors, with negative trends continuing in major airlines. The auto suppliers sector was also negatively impacted by rising raw materials prices and declining sales for the major auto makers. Delphi, the largest U.S. auto parts supplier, filed for Chapter 11 bankruptcy protection in October. In general, GFS Advisors who were involved in bankruptcy-related situations avoided losses, with secured assets performing better than unsecured assets.

Credit opportunities/distressed strategies returned 10.32% and contributed 2.56% to GFS’s gross income for the year ended December 31, 2005. The multi-strategy component of the portfolio returned 7.31% and contributed 4.80% to GFS’s gross income for the year ended December 31, 2005. Risk arbitrage/special situations strategies returned 6.06% and contributed 0.50% to GFS’s gross income for the year ended December 31, 2005. These percentages reflect certain reclassifications of select advisors from one sub-strategy to another at a time subsequent to the date of the data reflected herein.

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

Credit relative value strategies returned (0.49)% and contributed (0.06)% to GRV’s gross income for the year ended December 31, 2005. Convertible bond arbitrage strategies returned (6.39)% and contributed (0.21)% to GRV’s gross income for the year ended December 31, 2005. Equity market neutral strategies returned 4.06% and contributed 0.39% to GRV’s gross income for the year ended December 31, 2005. Fixed income arbitrage strategies returned 3.84% and contributed 0.51% to GRV’s gross income for the year ended December 31, 2005. Emerging markets relative value strategies returned 5.90% and contributed 0.53% to GRV’s gross income for the year ended December 31, 2005. Multi-strategies returned 7.80% and contributed 3.64% to GRV’s gross income for the year ended December 31, 2005. These percentages reflect certain reclassifications of select advisors from one sub-strategy to another at a time subsequent to the date of the data reflected herein.

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

The first quarter of 2005 brought reversals of several trends which had been drivers of performance during the fourth quarter of 2004. The most salient and difficult of these reversals was the path of the U.S. dollar. The dollar rallied sharply in early January 2005 and then traded in a narrow range, leading to a difficult trading environment for most GTT Advisors. Global equity markets also experienced a sharp reversal during the first quarter of 2005, causing GTT Advisors to give back a portion of their 2004 fourth quarter profits. Fixed income trading was the largest contributor to performance for the first quarter of 2005, with the majority of returns made from short positions in short-term U.S. government debt, as investors priced in additional interest rate increases by the Federal

Reserve. Commodity trading was roughly flat for the first quarter. Long energy positions performed well as crude oil prices reached record highs and grain and gold positions sustained moderate losses.

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

Comparison of Select Financial Information from 2007, 2006 and 2005

Interest Income

Interest income for the years ended December 31, 2007, 2006 and 2005 was $326,730, $476,147 and $161,801 respectively. The Company’s interest income fluctuates with its level of cash available to invest.

Expenses

The Management Fee for the year ended December 31, 2007 was $8,636,414, compared to the year ended December 31, 2006 of $9,131,947 and the year ended December 31, 2005 of $13,560,772. Because the Management Fee is calculated as a percentage of the Company’s member’s equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the changes in the expense were due to fluctuations in the Company’s average net assets for the year ended December 31, 2007 compared to the year ended December 31, 2006 and the year ended December 31, 2006 compared to the year ended December 31, 2005.

Interest expense for the year ended December 31, 2007 was $283,897, compared to the year ended December 31, 2006 of $252,759 and the year ended December 31, 2005 of $37,747. The increase in interest expenses for the year ended December 31, 2007 compared to December 31, 2006 was due to short-term borrowing during the period and the accrual of commitment fees under the Credit Facility. The increase in interest expenses for the year ended December 31, 2006 compared to December 31, 2005 was due to increased levels of short-term borrowing during the period.

Professional fees for the year ended December 31, 2007 were $632,679, compared to the year ended December 31, 2006 of $481,551 and the year ended December 31, 2005 of $1,237,030. The increase in professional fees for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered Company and the costs related to Sarbanes-Oxley 404 compliance. The decrease in professional fees for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to reduced services rendered by the Company’s legal providers and auditors related to the ongoing operations of the Company, including the review of investor subscription documents for the year and registration with the SEC.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2007 was $3,919,729, compared to the year ended December 31, 2006 of $3,328,482 and the year ended December 31, 2005 of $2,615,216. The increase in Incentive Allocation for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to an increase in net income from operations for the period. The increase in Incentive Allocation for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to an increase in net income from operations for the period.

Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company.

Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. The total administration fee (which is approximate based on calculation), comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2007, January 1, 2006 and January 1, 2005, was $534, $1,053 and $1,031, respectively. Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2007, the administration fee rate ranged between 0.04% and 0.06%. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”

Liquidity and Capital Resources

The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. Redemptions are permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date. Accordingly, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through December 31, 2007. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received investments from new and existing investors of $43,080,500 during the year ended December 31, 2007, of $41,883,000 during the year ended December 31, 2006, and of $225,329,193 during the year ended December 31, 2005.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has declined from earlier periods as investors have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions in the amount of $103,758,527 during the year ended December 31, 2007, $544,799,451 during the year ended December 31, 2006 and $241,350,217 during the year ended December 31, 2005. The Company had Redemptions payable in the amount of $22,708,145 at December 31, 2007, $23,701,199 at December 31, 2006 and $347,523,596 at December 31, 2005. The Company funded the redemptions made in 2006, 2007 and January 2008 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its old credit facility to fund January 2006 and April 2006 redemptions and its Credit Facility to fund July 2006, October 2006, January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2008 had a material adverse effect on the value of the Units or the performance of the Company. As further described below in this section, the Company entered into the Credit Facility on June 30, 2006, which was extended on two occasions as described below. Although the Company may elect to borrow under the Credit Facility, including without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long-term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

Demand for redemptions varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. In particular, in January 2006, the Company saw a surge in investment demand for investment products utilizing different investment strategies with different risk/return profiles than the Company and accordingly the Company experienced a high volume of redemptions at such time. For the year ending December 31, 2005, the Company experienced returns of 4.57%. The Company believes while such returns were generally in line with the returns of investment products using similar investment strategies as the Company, such returns were significantly less attractive than those realized for the year ending December 31, 2005 by other investment products with much more exposure to volatility and which utilize leverage, including other products managed by affiliates of the Company. As a consequence, the Company believes that in January 2006, along with other products following similar investment strategies, it may have experienced meaningful outflows while other investment products utilizing investment strategies capitalizing on higher volatility and employing leverage and thereby receiving higher relative returns for the period experienced significant inflows.

The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes.

On June 30, 2006, the Company entered into the Credit Facility with the Facility Counterparty. The Credit Facility was extended, prior to its maturity, an additional 90 days to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the Credit Facility to an additional 364-day period from September 19, 2007. In addition, the Company amended certain terms of the Credit Facility. As of December 31, 2007, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 15.0% of the Company’s NAV from time to time. If borrowings by the Company exceed 15.0% of its NAV at anytime, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events; judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of December 31, 2007, the Company had Cash and cash equivalents on hand of $3,425,673. As of December 31, 2006, the Company had Cash and cash equivalents on hand of $1,224,850.

Investments as of December 31, 2007 were $702,436,288 as compared to $686,250,341 as of December 31, 2006. The increase for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to the reinvestment of profits earned by the Company from the Investment Funds less net redemptions made by the Company from the Investment Funds during the year ended December 31, 2007.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2007 was $2,181,659 as compared to $1,415,426 as of December 31, 2006. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company together with borrowings under the borrowing facility will be adequate to fund its operations and liquidity requirements.

The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investment Fund level, given that GRV’s and GFS’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS’ Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In addition, as HFPO employs a broad range of alternative investment strategies primarily within one or more of the Investment Sectors, HFPO’s Advisors could experience similar effects from changes in inflation depending on the particular strategy employed. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions that meet the more-likely-than-not recognition threshold would be measured to determine the amount of benefit to recognize in the current year. If the more-likely-than-not threshold is not met, tax positions would be measured to determine if a tax expense is required for the current year. For public companies, adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its analysis, the Managing Member has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

Statement of Financial Accounting Standards No. 157

In September, 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations of an entity’s financial performance. FAS 157 does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, management does not believe the adoption of FAS 157 will materially impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the Statement of Operations for a fiscal period.

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

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing NAV information supplied by each individual Investment Fund that is net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner.

For the fiscal years ended December 31, 2007 and December 31, 2006, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

December 31, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	6.32%	25.82%
GFS	—	36.67%
GRV	1.15%	10.86%
GTT	0.55%	13.40%
HFPO	0.82%	4.42%

Total	8.84%	91.16%

December 31, 2006

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	15.82%	19.70%
GFS	5.36%	29.71%
GRV	1.54%	12.81%
GTT	5.52%	9.54%

Total	28.24%	71.76%

The change in percentages between December 31, 2007 and December 31, 2006 were primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external Advisors.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company received preliminary and final NAVs from each of the Investment Funds on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company,” “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future will be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” and “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Based upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets.”

The valuation provisions of the LLC Agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will now be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

To date there has been one situation during the periods presented in the Company’s financial statements contained in this Annual Report, occurring during the year ended December 31, 2005, where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of December 31, 2007 and as of December 31, 2006, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2007 to December 31, 2007 and January 1, 2006 to December 31, 2006. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended
December 31, 2007
	% of Members’		% of Adjusted		Fair Value/Value	Net Trading Profit/(Loss)
Investment Fund	Equity		Members’ Equity(8)		at Risk	(In millions)	Liquidity

GELS	33.16%		32.09%		$225,759,808	$26.0	(1)
GFS	37.84%		36.62%		$257,594,595	$45.2	(2)
GRV	12.38%		11.99%		$84,319,166	$4.3	(3)
GTT	14.39%		13.92%		$97,949,282	$14.4	(4)
HFPO	5.41%		5.23%		$36,813,437	$(2.0)	(5)

Total	103.18	%(6)	99.85	%(7)	$702,436,288	$87.9

Year Ended
December 31, 2006
	% of Members’		% of Adjusted		Fair Value/Value	Net Trading Profit
Investment Fund	Equity		Members’ Equity(8)		at Risk	(In millions)	Liquidity

GELS	36.81%		35.54%		$243,737,514	$27.6	(1)
GFS	36.36%		35.10%		$240,699,867	$33.9	(2)
GRV	14.87%		14.36%		$98,479,997	$8.7	(3)
GTT	15.61%		15.07%		$103,332,963	$5.8	(4)

Total	103.65	%(6)	100.07	%(6)	$686,250,341	$76.0

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days notice or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and members’ equity also reflected Redemptions payable after the balance sheet date.

(7)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because members equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $22,708,145.

(8)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,708,145 that was payable at December 31, 2007 and $23,701,199 that was payable at December 31, 2006.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year lookback period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2007, the Company had full position level transparency for approximately 36% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company.”

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and ‘‘—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisor’s Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company.”

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS will no longer be prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. See Item 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets.”

Quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the Investment Sectors. In other words, each of GELS, GFS, GRV and GTT contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. Historically, the Managing Member utilized a strategic sector allocation policy and periodically reevaluated the contribution to the risk and return of the Company from each investment sector and may, in its sole discretion, adjust the Company’s assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments to the weightings of the Investment Funds. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member’s then updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member’s judgment. In addition, the weights among the Investment Funds no longer reflected a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GFS, 33% GRV, and 23% GTT. On July 1, 2005, the Managing Member made a tactical adjustment pursuant to which the weights were set to 30% GELS, 30% GFS, 25% GRV, and 15% GTT as of July 1, 2005 and which was implemented by the Managing Member gradually following July 1, 2005. As of January 1, 2006, the Managing Member made another tactical adjustment to the weightings of the Investment Funds pursuant to which the weights were set to 35% GELS, 35% GFS, 15% GRV, and 15% GTT as of January 1, 2006 and which was implemented by the Managing Member effective January 1, 2006. These adjustments to the weights among the Investment Funds were based on the Managing Member’s judgment, in each case reflecting the Managing Member’s updated expectations for return, risk and correlations for the Investment Funds. The approximate weights of the Investment Funds were 32% GELS, 37% GFS, 12% GRV, 14% GTT and 5% HFPO as of December 31, 2007 as a percentage of adjusted members’ equity which excluded redemptions paid after December 31, 2007. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Funds.”

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation to any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets, for purposes of diversification, attempts to meet target allocations or otherwise, may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO, as of April 1, 2008, the Managing Member will have no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors allocated to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2006 to December 31, 2007.

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006

Net Trading Profit/(Loss)	$43,835,232	$(4,725,910)	$1,952,682	$34,958,405
Total Expenses	$2,806,142	$2,440,102	$2,207,817	$2,472,850
Net Income/(Loss)	$41,240,462	$(7,044,975)	$(173,192)	$32,547,350
Net Income/(Loss) Available for pro rata allocation to Members	$39,178,439	$(6,696,764)	$(165,319)	$30,924,807

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007

Net Trading Profit/(Loss)	$25,218,664	$33,486,055	$(633,005)	$29,804,233
Total Expenses	$2,252,706	$2,536,562	$2,458,008	$2,560,820
Net Income/(Loss)	$23,005,486	$31,004,318	$(2,920,258)	$27,305,035
Net Income/(Loss) Available for pro rata allocation to Members	$21,855,212	$29,454,102	$(2,775,795)	$25,941,333

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its principal Executive Officer and Chief Financial Officer (or persons performing similar functions), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, including an evaluation of the facts and circumstances relating to the disclosure set forth in Item 9B herein, the Company’s principal Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The management of the Managing Member of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Managing Member’s principal executive and principal financial officers (or persons performing similar functions) and effected by the Managing Member’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for the Company for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an Attestation Report of the Company’s registered public accounting firm regarding internal control over financial reporting. The report of the management of the Managing Member was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the Managing Member’s management’s report in this Annual Report.

The information contained in this report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act.

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the preparation of this Annual Report on Form 10-K, the Company determined that certain information which was required to be included in a Current Report on Form 8-K was not so included. The following information should have been provided by the Company on a Current Report on Form 8-K pursuant to Item 5.02 therein with respect to the following reportable events: Thomas Dobler notified the Company that effective January 31, 2008, he would no longer serve as a Vice President of the Managing Member, and Melanie Owen notified the Company that effective March 18, 2008, she would no longer serve as a Vice President of the Managing Member.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE

The Company has no directors or executive officers. The Managing Member is responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—THE MANAGING MEMBER.” The following table sets forth the directors and executive officers of the Managing Member who have responsibility for the Company.

Name	Age	Position(s)

Omar Asali	37	Director, Managing Director and Co-Head*
Peter Ort	37	Director, Managing Director and Co-Head*
Jennifer Barbetta	35	Director, Managing Director and Chief Financial Officer
Kent A. Clark	43	Managing Director*
Westley D. Chapman	41	Managing Director

*	Kent A. Clark had been performing the responsibilities of principal executive officer since August 7, 2006. On March 26, 2008, Kent A. Clark notified the Company that, effective March 26, 2008, he would no longer serve on the Board of Directors of the Managing Member and as Managing Director and Chief Investment Officer of the Managing Member and would no longer be performing the responsibilities of the principal executive officer of the Managing Member. On March 26, 2008, the Managing Member elected Omar Asali and Peter Ort to the Board of Directors of the Managing Member and appointed them as Co-Heads of the Managing Member. Effective March 26, 2008, Omar Asali and Peter Ort will jointly be performing the responsibilities of the principal executive officer of the Managing Member.

On March 26, 2008, Hugh J. Lawson notified the Company that effective March 26, 2008, he will no longer serve on the Board of Directors of the Managing Member of the Company. Thomas Dobler notified the Company that effective January 31, 2008, he would no longer serve as a Vice President of the Managing Member, and Melanie Owen notified the Company that effective March 18, 2008, she would no longer serve as a Vice President of the Managing Member.

Information about the directors and executive officers of the Managing Member is provided below.

Omar Asali is a Managing Director of Goldman Sachs and is the Co-Head of the Managing Member and a Director of the Managing Member. As Co-Head of the Managing Member, Mr. Asali also performs the responsibilities of co-principal executive officer of the Managing Member. Prior to this, he was the Head of GFS and was Portfolio Manager of West Street Partners, a concentrated, multi-manager vehicle that invests in hedge funds that demand longer term, stable capital. Prior to joining Goldman Sachs Asset Management in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division providing M&A and strategic advisory services to clients in the High Technology Group. Prior to joining the firm, Mr. Asali worked in private equity at Capital Guidance. He started his career as a C.P.A. working for a public accounting firm. Mr. Asali has 12 years of industry experience. He received a B.S. in Accounting from Virginia Tech and an M.B.A. from Columbia University.

Peter Ort is a Managing Director of Goldman Sachs and is the Co-Head of the Managing Member and a Director of the Managing Member. As Co-Head of the Managing Member, Mr. Ort also performs the responsibilities of co-principal executive officer of the Managing Member. Prior to this, he was the Head of GELS. Prior to joining the Managing Member in 2001, Mr. Ort was a Vice President with Smartleaf, Inc. a portfolio management software company based in Cambridge, Massachusetts. He was previously with Goldman Sachs from 1996-2000, where he worked in the Investment Management Division’s Private Equity Group, evaluating private equity fund managers and direct investment opportunities. He first joined the firm in the Investment Banking Division’s Financial Institutions Group, where he focused on M&A transactions in New York and Tokyo. Mr. Ort received a J.D./M.B.A. from New York University in 1995 and a B.A. from Duke University in 1991. He was a Fulbright Scholar in Japan from 1991-1992.

Jennifer Barbetta is a Managing Director of Goldman Sachs and is the Chief Financial Officer of the Managing Member and a Director of the Managing Member. Ms. Barbetta is also the Chief Operating Officer for Goldman Sachs Asset Management’s Alternative Investments & Manager Selection businesses, which include the Private Equity Group, Hedge Fund Strategies and Global Manager Strategies. Ms. Barbetta is responsible for client reporting, portfolio monitoring and analytics, cash and credit management, infrastructure development and overall administration of the groups’ products. Ms. Barbetta joined Goldman Sachs in 1995 as an analyst in the Finance Division where she supported the Real Estate Principal Investment Area, focusing on the financial and tax reporting of the Whitehall Street Real Estate Limited Partnerships. Ms. Barbetta joined the Private Equity Group in 1997 and became head of its Portfolio Analytics and Reporting team in 2003 and Chief Operating Officer in 2005, prior to expanding her role within GSAM. Ms. Barbetta earned a B.S. in Finance from Villanova University and was a member of the Beta Gamma Sigma honor society.

Kent A. Clark is a Managing Director of Goldman Sachs and Chairman of the Investment Committee of the Managing Member. Prior to this, he was the Chief Investment Officer of the Managing Member, and he had performed the responsibilities of principal executive officer of the Managing Member until March 26, 2008. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark’s research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and he is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of the Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.

Westley D. Chapman is a Managing Director of Goldman Sachs and Head of Quantitative, Operational & Business Due Diligence of the Managing Member. Prior to joining the Managing Member, Mr. Chapman was the Chief Financial Officer of the Investment Management Division where he led the division’s financial management processes, including a strategic review of the infrastructure systems and processes supporting the Managing Member. Prior to joining GSAM in 1997, Mr. Chapman was the Director of Financial Planning & Analysis at Travelers Group, focusing on their life insurance businesses, where he participated in the integration and evaluation of business acquisitions. Prior to joining Travelers Group in 1994, Mr. Chapman supported IBM as an auditor at Price Waterhouse where he led elements of the annual audit, performed control reviews of various Corporate Treasury systems and processes, and participated in a number of consulting projects. He obtained a M.B.A. in Finance from New York University in 1993 and a B.A. in Economics from Harvard College in 1989. Mr. Chapman is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s Units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s Units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

Code of Ethics

The Company has no directors or executive officers. The Managing Member has adopted a Code of Ethics for the Company that applies to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K for December 31, 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member’s Amended Code of Ethics was filed as an exhibit to the Company’s Form 10-K, filed April 2, 2007.

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

The Board of Directors of the Managing Member consisted of Tobin V. Levy, Kent A. Clark and Hugh J. Lawson from January 1, 2007 through March 31, 2007. Effective April 1, 2007, Jennifer Barbetta was elected as a new member of the Board of Directors in lieu of Tobin V. Levy who stepped down as of the same date. Effective March 26, 2008, Omar Asali and Peter Ort were elected as new members of the Board of Directors in lieu of Kent A. Clark and Hugh J. Lawson who stepped down as of the same date.

Advisory Committee

In addition, pursuant to the LLC Agreement, the Managing Member is authorized to select one or more Members who are not affiliated with the Managing Member to serve on a committee, the purpose of which would be to, on behalf of the Members, approve or disapprove, to the extent required by applicable law, principal transactions and certain other related party transactions.

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Company has no directors. The Board of Directors of the Managing Member is responsible for the management and operations of the Company. Although there were no formal meetings of the Board of Directors of the Managing Member in 2007, the directors, along with other employees of the Managing Member, met together frequently during 2007 to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members at annual meetings (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2007 and accordingly no members of the Board of Directors of the Managing Member attended.

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

In addition, the Company does not bear the costs of the annual compensation of the executive officers or the directors of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2007. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”

Fee Type	Fee Amount

Management Fee paid or payable by the Company	$8,636,414
Incentive Allocation paid or payable by the Company	$3,919,729
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the Units.

Security Ownership of Management

The Company has no directors or executive officers.

GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2007 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and (ii) all of the directors and executive officers as a group who beneficially owned Units of the Company as of March 28, 2008.

Percentage of All
Investors’
Number of Units	Name of Beneficial Owner	Interests

0	Omar Asali	—
0	Peter Ort	—
0	Jennifer Barbetta	—
0	Kent A. Clark	—
0	Westley D. Chapman	—
0	Directors and executive officers as a group	—

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

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES AND EXPENSES.”

Some of the directors and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs and Goldman Sachs affiliates which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2007 and are proposed to provide such services in the current year.

No directors and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2007. Certain directors and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors and executive officers from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

Under the Company’s Related Party Transaction Policy, which is a written policy adopted as of March 28, 2007, the Board of Directors of the Managing Member is required to review all related party transactions for potential conflicts of interest. The Board of Directors of the Managing Member shall approve each such transaction if it is consistent with the policy and is on terms, taken as a whole, which the Board of Directors of the Managing Member believes are no less favorable to the Company than could be obtained in an arms-length transaction with an unrelated third party, unless the Board of Directors of the Managing Member otherwise determines that the transaction is not in the Company’s best interests. The policy also provides for a ratification process if it is not practical for the Board of Directors of the Managing Member to review the transaction in advance.

The types of related party transactions covered by the policy are those that are required to be disclosed pursuant to SEC Regulation S-K, Item 404(a). There were no transactions required to be reported under Item 404(a) since the beginning of the Company’s fiscal year where the Company’s procedures and policies did not require review or were not followed.

Pursuant to the LLC Agreement, the Managing Member is authorized by the Members to select on behalf of the Members one or more Members who are not affiliated with the Managing Member to serve on a committee, the purpose of which will be to consider and, on behalf of the Members, approve or disapprove, to the extent required by applicable law, principal transactions and certain other related party transactions.

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

Brokerage

The Advisors of the Investment Funds, managing their assets directly (including through Advisor Funds) or through Portfolio Companies, have the authority to select brokers and dealers from a list approved by the managing member of the Investment Funds, through which to effect transactions on the basis of various factors. The managing member of the Investment Funds requires such Advisors to select executing brokers on a best execution basis, taking into consideration such factors as price, commissions and commission equivalents, other transaction costs, quality of brokerage services, financing arrangements, creditworthiness and financial stability, financial responsibility, strength and clearance and settlement capability. The Company does not have oversight over broker and dealer selection by Investment Funds.

To the extent permitted under applicable law, the Advisors may, in their sole discretion, execute transactions on behalf of the Company and the Investment Funds, through Managed Accounts, Portfolio Companies and Advisor Funds, and with or through Goldman Sachs, and such transactions may, in some cases, be executed together with transactions on behalf of Goldman Sachs. The Advisors may also use Goldman Sachs for prime brokerage and other services for the Managed Accounts, Portfolio Companies and Advisor Funds, as well as their other clients.

Additionally, in selecting brokers and dealers to execute transactions for any Portfolio Company or Advisor Fund, or the Company or an Investment Fund through any Managed Account, certain of the Advisors may have authority to and may consider products or services provided, or expenses paid, by such brokers and dealers to, or on behalf of, such Advisors. Products and services generally include research items. In some circumstances, the commissions paid on transactions with brokers or dealers providing such services may exceed the amount another broker would have charged for effecting that transaction. “Soft dollar” payments or rebates of amounts paid to brokers and dealers may arise from exchange traded agency transactions, as well as over-the-counter principal transactions. In addition, such payments or rebates may be made by futures brokers in connection with futures transactions.

Research or other services obtained in this manner may be used in servicing any or all advisory clients of the Advisors of the Investment Funds, including each of the Investment Funds and the Portfolio Companies, and may be used in connection with advisory accounts other than those that pay commissions to the broker or dealer relating to the research or other service arrangements.

GS Group may also receive products or services, including research, from brokers and dealers that provide brokerage services to its clients. The brokers and dealers providing such products and services may include the brokers and dealers that Advisors select to execute transactions on behalf of Portfolio Companies and Advisor Funds, and the Company or an Investment Fund through Managed Accounts. Research products and services made available to GS Group through such brokers and dealers may include: performance and other qualitative and quantitative data relating to Advisors in general and certain Advisors in particular; data relating to the historic performance of categories of securities associated with particular investment styles; quotation equipment; and related computer hardware and software, all of which research products and services may be used by the managing member of the Investment Funds in connection with its selection and monitoring of Advisors, the portfolio design of a mix of investment styles appropriate to investment objectives of clients, and the determination of overall portfolio strategies including asset allocation models.

Placement Agent

Goldman Sachs acts as placement agent for the Company (the “Placement Agent”). The Placement Agent is entitled to a fee (the “Placement Fee”) of up to a specified amount of each Member’s subscription. Historically, Goldman Sachs has not charged a Placement Fee, however, there can be no assurance that Goldman Sachs will not charge a Placement Fee in the future. Amounts paid in respect of the Placement Fee will not constitute assets of the Company. The Placement Agent may also receive compensation from the Managing Member that represents a portion of the Management Fee. The Placement Agent may enter into sub-placement agreements with affiliates and unaffiliated third parties, and the Company may engage one or more affiliated or unaffiliated successors or additional placement agents or distributors. At the discretion of the Placement Agent, all or a portion of the Placement Fee may be allocated to such sub-placement agents. The Managing Member or the Company may also pay certain expenses of the Placement Agent and certain fees and expenses of other Intermediaries. The Company may waive or impose different sales charges, or otherwise modify its distribution arrangements, in connection with the offering of Units. Subject to applicable law, the Placement Agent and Intermediaries, at their discretion (with the approval of the Managing Member) may on a negotiated basis enter into private arrangements with a Member or prospective Member (or an agent thereof) under which the Placement Agent, an Intermediary or the Managing Member makes payments to or for the benefit of such Member which represent a rebate of all or part of the fees paid by the Company to the Managing Member in respect of such holder’s Units. Consequently, the effective net fees payable by a Member who is entitled to receive a rebate under the arrangements described above may be lower than the fees payable by a Member who does not participate in such arrangements. Such arrangements reflect terms privately agreed between parties other than the Company, and for the avoidance of doubt, the Company cannot, and is under no duty to, enforce equality of treatment between Members by other entities, including those service providers of the Company that it has appointed. The Placement Agent, an Intermediary or the Managing Member shall be under no obligation to make arrangements available on equal terms to other Members. Pursuant to an agreement entered into between the Placement Agent and the Company (the “Placement Agent Agreement”), the Company has agreed to indemnify and hold harmless the Placement Agent, its affiliates and any agent against any losses, claims, damages or liabilities (or actions in respect thereof), joint or several (the “Covered Claims”), to which the Placement Agent may become subject, to the extent such Covered Claims arise out of or are based upon (i) an untrue statement or alleged untrue statement of a material fact contained in the Memorandum, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading. The Placement Agent Agreement provides that the Company will reimburse the Placement Agent for any legal or other expenses reasonably incurred by the Placement Agent in connection with investigating or defending any such Covered Claims; provided, however, that the Company will not be liable to indemnify or reimburse the Placement Agent in any such case to the extent that any such Covered Claims arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Memorandum in reliance upon and in conformity with written information furnished to the Company by the Placement Agent expressly for use therein.

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

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by E&Y during those periods.

	Year Ended December 31,
	2007	2006

Audit Fees	$146,000	$134,000
Audit-Related Fees	$—	$—
Tax Fees(1)	$65,000	$61,900
All Other Fees	$—	$—

Total	$211,000	$195,900

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Registrant)

By: Goldman Sachs Hedge Fund Strategies LLC
Managing Member

By:
/s/  Jennifer Barbetta

   Name: Jennifer Barbetta
   Title: Managing Director and Chief Financial Officer
Date: March 31, 2008

INDEX OF EXHIBITS

Exhibit No.		Description

3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the LLC Agreement also defines the rights of the holders of Units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.1	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.2		Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008.
10.3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.4	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Event Driven, LLC, dated as of January 1, 2006 (filed as exhibit 10.4 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.5		Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008.
10.6		Copy of Limited Liability Company Agreement of Goldman Sachs HFP Opportunistic Fund, LLC, dated as of June 25, 2007.
10.7	*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.8	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.9	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
14.1	*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).
14.2	*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
31.1		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.3		Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification of Chief Financial Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Managing Member and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations for the two years then ended, and the changes in members’ equity, cash flows and financial highlights for each of the three years in the period then ended. These financial statements are the responsibility of the managing member. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2007 and 2006, and the results of its operations, the changes in its members’ equity, its cash flows and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

-s- Ernst & Young

New York, NY
March 31, 2008

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2007 and 2006

	2007			2006
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$225,759,808	33.16%	32.09%	$243,737,514	36.81%	35.54%
Goldman Sachs Global Fundamental Strategies, LLC	257,594,595	37.84%	36.62%	240,699,867	36.36%	35.10%
Goldman Sachs Global Relative Value, LLC	84,319,166	12.38%	11.99%	98,479,997	14.87%	14.36%
Goldman Sachs Global Tactical Trading, LLC	97,949,282	14.39%	13.92%	103,332,963	15.61%	15.07%
Goldman Sachs HFP Opportunistic Fund, LLC	36,813,437	5.41%	5.23%	—	—	—

Total investments (cost $532,669,888 and $554,997,009, respectively)	$702,436,288	103.18%	99.85%	$686,250,341	103.65%	100.07%

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees is not available from certain Investees at December 31, 2007 and 2006. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

The Companies aggregate proportionate share of the following underlying investments of the investee represented greater than 5% of the Company’s member’s equity. At December 31, 2006 none of the aggregate proportionate shares of the underlying investments exceeded 5%.

December 31, 2007
% of
		Proportionate	% of	Adjusted
	Underlying	Share of	Members’	Members’
Investee	Investment	Fair Value	Equity(1)	Equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$38,952,802	5.72%	5.54%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)	Adjusted members’ equity used in the calculation of the underlying investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,708,145 at December 31, 2007 and $23,701,199 at December 31, 2006.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2007 and 2006

	2007	2006

ASSETS
Assets:
Investments (cost $532,669,888 and $554,997,009, respectively)	$702,436,288	$686,250,341
Cash and cash equivalents	3,425,673	1,224,850

Total assets	$705,861,961	$687,475,191

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$22,708,145	$23,701,199
Due to managing member	2,181,659	1,415,426
Due to bank	6,889	15,592
Accounts payable and accrued liabilities	181,186	268,500

Total liabilities	25,077,879	25,400,717
Members’ equity (units outstanding 4,588,504.15 and 4,928,239.53, respectively)	680,784,082	662,074,474

Total liabilities and members’ equity	$705,861,961	$687,475,191

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$511,017,682	$530,821,142
Accumulated net unrealized profit/(loss)	$169,766,400	$131,253,332

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$49,362,879	$119,798,202	$38,871,694
Changed in unrealized profit/(loss)	38,513,068	(43,777,793)	27,944,887

Net trading profit/(loss)	87,875,947	76,020,409	66,816,581
Interest income	326,730	476,147	161,801
Expenses:
Management fee	8,636,414	9,131,947	13,560,772
Professional fees	632,679	481,551	1,237,030
Interest expense	283,897	252,759	37,747
Miscellaneous expenses	255,106	60,654	1,199

Total expenses	9,808,096	9,926,911	14,836,748

Net investment income/(loss)	(9,481,366)	(9,450,764)	(14,674,947)

Net income/(loss)	78,394,581	66,569,645	52,141,634
Less: Incentive allocation to the Managing Member	3,919,729	3,328,482	2,615,216

Net income/(loss) available for pro-rata allocation to members	$74,474,852	$63,241,163	$49,526,418

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2004	$—	8,106,803.34	$957,455,233	$957,455,233
Subscriptions	—	2,253,291.93	225,329,193	225,329,193
Redemptions	(2,615,216)	(3,708,281.88)	(457,711,961)	(460,327,177)
Share class conversion	—	(144,688.21)	—	—
Allocations of net income/(loss):
Incentive allocation	2,615,216	—	—	2,615,216
Pro-rata allocation	—	—	49,526,418	49,526,418

Balance at December 31, 2005	—	6,507,125.18	774,598,883	774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Balance at December 31, 2006	—	4,928,239.53	662,074,474	662,074,474

Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Balance at December 31, 2007	$—	4,588,504.15	$680,784,082	$680,784,082

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities
Net income/(loss)	$78,394,581	$66,569,645	$52,141,634
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(100,310,000)	(92,900,000)	(192,640,000)
Proceeds from sales of investments	172,000,000	607,000,001	228,080,000
Realized profit/(loss) from sales of Investments	(49,362,879)	(119,798,202)	(38,871,694)
Change in unrealized profit/(loss)	(38,513,068)	43,777,793	(27,944,887)
(Increase)/decrease in operating assets:
Other assets	—	—	—
Increase/(decrease) in operating liabilities
Due to managing member	766,233	(905,688)	(926,660)
Accounts payable and accrued liabilities	(87,314)	(314,540)	(339,466)

Net cash from operating activities	62,887,553	503,429,009	19,498,927

Cash flows from financing activities
Subscriptions	43,080,500	41,883,000	225,329,193
Redemptions	(103,758,527)	(544,799,451)	(241,350,217)
Proceeds from loan	20,283,897	79,732,020	13,448,144
Repayments of loan	(20,292,600)	(79,726,540)	(16,438,032)

Net cash from financing activities	(60,686,730)	(502,910,971)	(19,010,912)

Net change in cash and cash equivalents	2,200,823	518,038	488,015
Cash and cash equivalents at beginning of year	1,224,850	706,812	218,797

Cash and cash equivalents at end of year	$3,425,673	$1,224,850	$706,812

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$292,600	$247,279	$27,635

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 –	Significant accounting policies

Organization and basis of financial statements

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors (the “Investment Sectors”) through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”) (formerly known as Goldman Sachs Global Event Driven, LLC), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (the “Managing Member”), is the managing member, administrator and commodity pool operator of the Company. During the year ended December 31, 2006, the Company changed its exemption status with the Commodity Futures Trading Commission from Section 4.7 to Section 4.13(a)(4).

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

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value (“NAV”) per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding. The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, approximates the carrying amounts presented in the statement of financial condition.

Consolidation

During the years ended December 31, 2007 and 2006, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company’s ownership in the Investees at December 31, 2007 and 2006:

	December 31, 2007
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$225,759,808	$766,588,143	29.45%	$843,755,327	26.76%
GFS	257,594,595	972,766,382	26.48%	1,060,284,572	24.29%
GRV	84,319,166	252,699,023	33.37%	319,010,784	26.43%
GTT	97,949,282	204,678,528	47.86%	239,742,530	40.86%
HFPO	36,813,437	93,157,724	39.52%	93,157,724	39.52%

Total	$702,436,288

	December 31, 2006
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,737,514	$834,038,536	29.22%	$885,765,989	27.52%
GFS	240,699,867	917,260,045	26.24%	958,045,903	25.12%
GRV	98,479,997	314,304,435	31.33%	340,185,617	28.95%
GTT	103,332,963	244,658,889	42.24%	287,382,985	35.96%

Total	$686,250,341

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2)	The Adjusted Investees’ Equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at December 31, 2006 and December 31, 2007.

Equity in earnings of investees

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on investments as well as the Advisor’s management, incentive and administration fees and all other income/expenses. See Note 2 — Investments for further information.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase, which are not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member’s capital account bears to the total balance of all members’ capital accounts. The Managing Member receives an annual incentive allocation equal to 5.0% of any new appreciation in the NAV of each series, as defined. Any depreciation in the NAV of a series must be recouped prior to the Managing Member receiving an incentive allocation.

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

The Investees seek capital appreciation over time by investing in the Investment Sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing NAV information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specified identified cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the Managing Member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as Managing Member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors and to ensure conformity with U.S. GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

Certain of the Investees’ investments in the Advisors are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may, at their discretion, transfer a portion of the Investees’ investment into side pocket share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s prospectus. These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating its investment without delay.

The following table summarizes the Company’s Equity in earnings of investees for the year ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Investee	Liquidity	2007	2006	2005

GELS	(1)	$26,022,295	$27,640,603	$25,751,277
GFS	(2)	45,144,727	33,856,614	20,855,652
GRV	(3)	4,339,169	8,751,105	12,266,713
GTT	(4)	14,366,319	5,772,087	7,942,939
HFPO	(5)	(1,996,563)	—	—

Total		$87,875,947	$76,020,409	$66,816,581

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days notice or at the sole discretion of the Managing Member.

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

Goldman Sachs Global Fundamental Strategies, LLC

Goldman Sachs Global Fundamental Strategies, LLC seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

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

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at December 31, 2007, 2006 and 2005. The weighted average is based on the period-end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	2007		2006		2005
	Management	Incentive	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee	fees	fee

GELS	1.49%	20.22%	1.60%	19.91%	1.50%	19.94%
GFS	1.51%	19.77%	1.51%	19.91%	1.47%	19.92%
GRV	1.51%	20.91%	1.64%	20.98%	1.65%	20.88%
GTT	2.09%	22.70%	2.11%	21.71%	2.02%	20.63%
HFPO	1.56%	20.18%	n/a	n/a	n/a	n/a

The Advisors’ management and incentive fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at December 31, 2007 and 2006:

Investee	12/31/2007	12/31/2006

GELS	$168,574,601	$193,158,402
GFS	171,521,192	178,904,875
GRV	76,051,896	90,318,077
GTT	77,712,199	92,615,655
HFPO	38,810,000	—

Total	$532,669,888	$554,997,009

Note 3 –	Fees

The Company pays a monthly management fee accruing daily to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

During the year ended December 31, 2007, the Company paid a monthly administration fee to SEI Global Services, Inc. (“SEI”) in the range between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. During the year ended December 31, 2006, the Company paid a monthly administration fee to SEI in the range of 0.06% to 0.09%. During the year ended December 31, 2005, the Company paid a monthly administration fee to SEI in the range of 0.07% to 0.10%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the year ended December 31, 2007, 2006 and 2005, the administration fee charged at the Investee level totaled $324,928, $511,676 and $713,242, respectively.

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

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at December 31, 2007 and 2006.

Included in the Redemptions payable on the Balance Sheet at December 31, 2007 and 2006 were redemptions due to the Managing Member of $3,885,293 and $2,888,230, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain Advisors. GS & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the Managing Member owned less than 1% of the Company’s equity at December 31, 2007, 2006 and 2005.

Note 6 –	Borrowing facility

On June 30, 2006, the existing credit facility, which was entered into on November 24, 2004, was terminated, and the Company entered into a credit facility (as amended, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Credit Facility was extended, prior to its maturity, an additional 90 days to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the Credit Facility to an additional 364-day period from September 19, 2007. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 15.0% of the Company’s NAV from time to time. The effective interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at December 31, 2007 and 2006.

On November 24, 2004, the Company entered into a five year credit facility with a major financial institution. From January 3, 2006 through June 29, 2006, the Company could have requested to borrow up to $80,000,000, at the discretion of the financial institution. Prior to January 3, 2006, the Company could request to borrow up to $40,000,000, at the discretion of the financial institution. Prior to September 1, 2005, the Company could request to borrow up to $45,000,000, at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed could not exceed 10% of the Company’s NAV and at all other times the aggregate amount borrowed could not exceed 15% of the Company’s NAV. The effective interest rate on borrowed amounts equaled LIBOR plus 0.85%. The Company also paid an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $80,000,000. The administration and structuring fee and the interest related to borrowing are included in Interest expense on the Statement of Operations.

Note 7 –	New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax positions that meet the more-likely-than-not recognition threshold would be measured to determine the amount of benefit to recognize in the current year. If the more-likely-than-not threshold is not met, tax positions would be measured to determine if a tax expense is required for the current year. For public companies, adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Based on its analysis, the Managing Member has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

In September, 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations of an entity’s financial performance. FAS 157 does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. As of December 31, 2007, management does not believe the adoption of FAS 157 will materially impact the amounts reported in the Financial Statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the Statement of Operations for a fiscal period.

Note 8 –	Members’ equity

At December 31, 2007 and 2006, the Company had Class A Units outstanding. Each series of Class A Units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through 32 units were converted into Class A Series 1 units and effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the year ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount	Units	Amount

Share Class
Conversion
Class A
Series 1	319,714.29	$43,832,922	1,747,528.47	$219,744,215	911,205.28	$109,573,710
Series 2	—	—	—	—	(687.41)	(71,818)
Series 3	—	—	—	—	(83,221.74)	(8,734,155)
Series 4	—	—	—	—	(12,734.34)	(1,346,355)
Series 5	—	—	—	—	(17,500.00)	(1,850,110)
Series 6	—	—	—	—	(298,400.00)	(31,325,187)
Series 7	—	—	—	—	(412,100.00)	(42,863,013)
Series 8	—	—	—	—	(231,250.00)	(23,383,072)
Series 9	—	—	(210,475.70)	(22,009,240)	—	—
Series 10	—	—	(494,654.82)	(52,022,308)	—	—
Series 11	—	—	(303,250.00)	(31,573,596)	—	—
Series 12	—	—	(263,000.00)	(27,533,177)	—	—
Series 13	—	—	(279,367.65)	(29,690,733)	—	—
Series 14	—	—	(276,499.99)	(29,272,927)	—	—
Series 15	—	—	(128,500.00)	(13,455,578)	—	—
Series 16	—	—	(52,500.00)	(5,421,351)	—	—
Series 17	—	—	(10,000.00)	(1,023,103)	—	—
Series 18	—	—	(51,262.50)	(5,179,803)	—	—
Series 19	—	—	(12,000.00)	(1,233,270)	—	—
Series 20	—	—	(13,100.00)	(1,329,129)	—	—
Series 21	(20,000.00)	(2,180,597)	—	—	—	—
Series 22	(126,060.00)	(13,362,621)	—	—	—	—
Series 23	(17,500.00)	(1,846,363)	—	—	—	—
Series 24	(16,500.00)	(1,713,051)	—	—	—	—
Series 25	(26,000.00)	(2,660,197)	—	—	—	—
Series 26	(5,000.00)	(521,404)	—	—	—	—
Series 27	(19,000.00)	(1,990,075)	—	—	—	—
Series 28	(79,750.00)	(8,361,171)	—	—	—	—
Series 29	(20,000.00)	(2,081,244)	—	—	—	—
Series 30	(6,020.00)	(630,689)	—	—	—	—
Series 31	(39,000.00)	(4,025,172)	—	—	—	—
Series 32	(44,000.00)	(4,460,338)	—	—	—	—

	(99,115.71)	$—	(347,082.19)	$—	(144,688.21)	$—

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount	Units	Amount

Subscriptions Class A
Series 9	—	$—	—	$—	244,566.36	$24,456,636
Series 10	—	—	—	—	546,895.41	54,689,541
Series 11	—	—	—	—	313,250.00	31,325,000
Series 12	—	—	—	—	282,000.00	28,200,000
Series 13	—	—	—	—	305,217.66	30,521,766
Series 14	—	—	—	—	294,000.00	29,400,000
Series 15	—	—	—	—	128,500.00	12,850,000
Series 16	—	—	—	—	52,500.00	5,250,000
Series 17	—	—	—	—	10,000.00	1,000,000
Series 18	—	—	—	—	51,262.50	5,126,250
Series 19	—	—	—	—	12,000.00	1,200,000
Series 20	—	—	—	—	13,100.00	1,310,000
Series 21	—	—	20,000.00	2,000,000	—	—
Series 22	—	—	126,060.00	12,606,000	—	—
Series 23	—	—	17,500.00	1,750,000	—	—
Series 24	—	—	16,500.00	1,650,000	—	—
Series 25	—	—	26,000.00	2,600,000	—	—
Series 26	—	—	5,000.00	500,000	—	—
Series 27	—	—	19,000.00	1,900,000	—	—
Series 28	—	—	79,750.00	7,975,000	—	—
Series 29	—	—	20,000.00	2,000,000	—	—
Series 30	—	—	6,020.00	602,000	—	—
Series 31	—	—	39,000.00	3,900,000	—	—
Series 32	—	—	44,000.00	4,400,000	—	—
Series 33	10,000.00	1,000,000	—	—	—	—
Series 34	10,010.00	1,001,000	—	—	—	—
Series 35	27,595.00	2,759,500	—	—	—	—
Series 36	37,000.00	3,700,000	—	—	—	—
Series 37	34,000.00	3,400,000	—	—	—	—
Series 38	38,700.00	3,870,000	—	—	—	—
Series 39	31,750.00	3,175,000	—	—	—	—
Series 40	51,000.00	5,100,000	—	—	—	—
Series 41	75,000.00	7,500,000	—	—	—	—
Series 42	54,000.00	5,400,000	—	—	—	—
Series 43	27,750.00	2,775,000	—	—	—	—
Series 44	34,000.00	3,400,000	—	—	—	—

Total	430,805.00	$43,080,500	418,830.00	$41,883,000	2,253,291.93	$225,329,193

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount	Units	Amount

Redemptions Class A
Series 1	671,424.67	$98,845,744	1,650,633.46	$217,648,572	3,549,600.61	$441,034,885
Series 9	—	—	—	—	34,090.66	3,553,991
Series 10	—	—	—	—	52,240.59	5,492,810
Series 11	—	—	—	—	10,000.00	1,041,174
Series 12	—	—	—	—	19,000.00	1,989,089
Series 13	—	—	—	—	25,850.01	2,747,295
Series 14	—	—	—	—	17,500.01	1,852,717

	671,424.67	$98,845,744	1,650,633.46	$217,648,572	3,708,281.88	$457,711,961

At December 31, 2007, 2006 and 2005, members’ equity consists of the following:

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount	Units	Amount

Non-managing members Class A
Series 1	4,157,699.15	$635,635,467	4,509,409.53	$618,241,552	4,412,514.52	$554,854,668
Series 9	—	—	—	—	210,475.70	22,009,240
Series 10	—	—	—	—	494,654.82	52,022,308
Series 11	—	—	—	—	303,250.00	31,573,596
Series 12	—	—	—	—	263,000.00	27,533,177
Series 13	—	—	—	—	279,367.65	29,690,733
Series 14	—	—	—	—	276,499.99	29,272,927
Series 15	—	—	—	—	128,500.00	13,455,578
Series 16	—	—	—	—	52,500.00	5,421,351
Series 17	—	—	—	—	10,000.00	1,023,103
Series 18	—	—	—	—	51,262.50	5,179,803
Series 19	—	—	—	—	12,000.00	1,233,270
Series 20	—	—	—	—	13,100.00	1,329,129
Series 21	—	—	20,000.00	2,180,597	—	—
Series 22	—	—	126,060.00	13,362,621	—	—
Series 23	—	—	17,500.00	1,846,363	—	—
Series 24	—	—	16,500.00	1,713,051	—	—
Series 25	—	—	26,000.00	2,660,197	—	—
Series 26	—	—	5,000.00	521,404	—	—
Series 27	—	—	19,000.00	1,990,075	—	—
Series 28	—	—	79,750.00	8,361,171	—	—
Series 29	—	—	20,000.00	2,081,244	—	—
Series 30	—	—	6,020.00	630,689	—	—
Series 31	—	—	39,000.00	4,025,172	—	—
Series 32	—	—	44,000.00	4,460,338	—	—
Series 33	10,000.00	1,115,107	—	—	—	—
Series 34	10,010.00	1,098,794	—	—	—	—
Series 35	27,595.00	3,005,067	—	—	—	—
Series 36	37,000.00	3,993,991	—	—	—	—

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Units	Amount	Units	Amount	Units	Amount

Series 37	34,000.00	3,611,289	—	—	—	—
Series 38	38,700.00	4,022,981	—	—	—	—
Series 39	31,750.00	3,283,841	—	—	—	—
Series 40	51,000.00	5,280,566	—	—	—	—
Series 41	75,000.00	7,918,349	—	—	—	—
Series 42	54,000.00	5,608,852	—	—	—	—
Series 43	27,750.00	2,785,064	—	—	—	—
Series 44	34,000.00	3,424,714	—	—	—	—

Subtotal	4,588,504.15	$680,784,082	4,928,239.53	$662,074,474	6,507,125.18	$774,598,883

Managing member		—		—		—

Total members’ equity		$680,784,082		$662,074,474		$774,598,883

Note 9 –	Financial highlights

Financial highlights for the Company for the year ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	Class A	Class A	Class A
	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$137.10	$125.75	$120.25
Income from operations:
Net trading profit/(loss)	18.63	13.67	7.44
Net investment income/(loss)(1)(2)	(2.85)	(2.32)	(1.94)

Total income/(loss) from operations	15.78	11.35	5.50

Net asset value, end of period	$152.88	$137.10	$125.75

Ratios to average net assets(3)
Expenses	1.42%	1.36%	1.36%
Incentive allocation	0.57%	0.46%	0.22%

Total expenses and incentive allocation	1.99%	1.82%	1.58%

Net investment income/(loss)	(1.95)%	(1.76)%	(1.57)%

Total return (prior to incentive allocation)(4)	12.12%	9.51%	4.79%
Incentive allocation(4)	(0.61)%	(0.48)%	(0.22)%

Total return(4)	11.51%	9.03%	4.57%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per share value of each component for the period by the NAV per share at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions.

Per share operating performance, expense ratio and total return are calculated and presented for the initial series.

Note 10 –	Subsequent events

Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were collapsed into Class A Series 1 units, as provided in the Company’s private placement memorandum.