Form 10-K/A
period 2007-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2008-04-03
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

EXPLANATORY NOTE:

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 (1) to revise the conformed signature of its independent registered public accounting firm, Ernst & Young LLP, on the “Report of Ernst & Young LLP Independent Registered Public Accounting Firm” (the “EY Report”) appearing in Item 8 of Part II, by changing “Ernst & Young” to “ERNST & YOUNG LLP”, (2) to correct the EY Report so that the EY Report clarifies that Ernst & Young LLP audited the related statements of operations of the Company for each of the three years in the period ended December 31, 2007, (3)  to correct the EY Report so that all references to “financial highlights” have been deleted from the EY Report and (4) to correct a typographical error in Exhibit 31.3 (refiled in this report as Exhibit 31.4) to reflect that paragraph 1 of Exhibit 31.3 refers to the Annual Report on Form 10-K for the period ended December 31, 2007, which was appropriately referenced in the certificate as actually signed.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the Form 10-K. With this Amendment No. 1, the principal executive officers and principal financial officer of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

i

Part II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Form 10-K/A.

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

1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of this Annual Report:

1.  Financial Statements.

2.	Financial Statement Schedules.

Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  List of Exhibits.

See Index of Exhibits included on page E-1.

2

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

By:
/s/  Jennifer Barbetta

   Name: Jennifer Barbetta
   Title: Managing Director and Chief Financial Officer
Date: April 2, 2008

3

INDEX OF EXHIBITS

Exhibit No.		Description

3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the LLC Agreement also defines the rights of the holders of Units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.1	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.2	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.4	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Event Driven, LLC, dated as of January 1, 2006 (filed as exhibit 10.4 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.5	*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.6	*	Copy of Limited Liability Company Agreement of Goldman Sachs HFP Opportunistic Fund, LLC, dated as of June 25, 2007 (filed as Exhibit 10.6 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.7	*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.8	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.9	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
14.1	*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).
14.2	*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
31.1		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.3		Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (dated April 2, 2008).

E-1

Exhibit No.	Description

31.4	Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934 (dated March 31, 2008).
32.1	Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-2

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Managing Member and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the managing member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2007 and 2006, and the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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