Form 10-Q
period 2008-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2008-05-15
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Registrant’s telephone number, including area code: (212) 902-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

     The Registrant had 4,834,077 Units of Limited Liability Company Interests outstanding as of May 15, 2008.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2008 and December 31, 2007

	(Unaudited)			(Audited)
	2008			2007
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$210,847,875	31.37%	30.09%	$225,759,808	33.16%	32.09%
Goldman Sachs Global Fundamental Strategies, LLC	251,880,193	37.48%	35.94%	257,594,595	37.84%	36.62%
Goldman Sachs Global Relative Value, LLC	70,460,337	10.49%	10.05%	84,319,166	12.38%	11.99%
Goldman Sachs Global Tactical Trading, LLC	120,512,001	17.93%	17.20%	97,949,282	14.39%	13.92%
Goldman Sachs HFP Opportunistic Fund, LLC	35,093,685	5.22%	5.01%	36,813,437	5.41%	5.23%

Total investments (cost $538,400,309 and $532,669,888, respectively)	$688,794,091	102.49%	98.29%	$702,436,288	103.18%	99.85%

Underlying investment information required to make a complete presentation of the Company’s aggregate proportionate share of the underlying investments of the Investees was not available from certain Investees at March 31, 2008 and December 31, 2007. Where such information is available, the Company’s aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company’s members’ equity, would be disclosed.

The Company’s aggregate proportionate share of the following underlying investment of the Investee represented greater than 5% of the Company’s members’ equity at March 31, 2008.

	March 31, 2008
	Underlying	Proportionate Share		% of adjusted
Investee	Investment	of Fair Value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$41,723,433	6.21%	5.95%

The Company’s aggregate proportionate share of the following underlying investment of the Investee represented greater than 5% of the Company’s members’ equity at December 31, 2007.

	December 31, 2007
	Underlying	Proportionate Share		% of adjusted
Investee	Investment	of Fair Value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$38,952,802	5.72%	5.54%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity used in the calculation of the underlying investments as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $28,695,211 at March 31, 2008 and Redemptions payable in the amount of $22,708,145 at December 31, 2007.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	2008	2007

ASSETS
Assets:
Investments (cost $538,400,309 and $532,669,888, respectively)	$688,794,091	$702,436,288
Cash and cash equivalents	14,379,419	3,425,673

Total assets	$703,173,510	$705,861,961

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$28,695,211	$22,708,145
Due to managing member	2,172,623	2,181,659
Due to bank	6,889	6,889
Accounts payable and accrued liabilities	236,272	181,186

Total liabilities	31,110,995	25,077,879
Members’ equity (units outstanding 4,561,776.46 and 4,588,504.15, respectively)	672,062,515	680,784,082

Total liabilities and members’ equity	$703,173,510	$705,861,961

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$521,668,733	$511,017,682
Accumulated net unrealized profit/(loss)	$150,393,782	$169,766,400

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2008 and March 31, 2007

	2008	2007

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$11,730,421	$7,838,649
Change in unrealized profit/(loss)	(19,372,618)	17,380,015

Net trading profit/(loss)	(7,642,197)	25,218,664
Interest income	92,722	39,528
Expenses:
Management fee	2,172,623	2,102,103
Professional fees	165,486	89,026
Interest expense	20,222	46,067
Miscellaneous expenses	36,816	15,510

Total expenses	2,395,147	2,252,706

Net investment income/(loss)	(2,302,425)	(2,213,178)

Net income/(loss)	(9,944,622)	23,005,486
Less: Incentive allocation to the managing member	2,212	1,150,274

Net income/(loss) available for pro-rata allocation to members	$(9,946,834)	$21,855,212

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2008 (Unaudited)
and the year ended December 31, 2007 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474
Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Balance at December 31, 2007	—	4,588,504.15	680,784,082	680,784,082
Subscriptions	—	299,182.65	29,918,266	29,918,266
Redemptions	—	(190,423.05)	(28,695,211)	(28,695,211)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	2,212	—	—	2,212
Pro-rata allocation	—	—	(9,946,834)	(9,946,834)

Balance at March 31, 2008	$2,212	4,561,776.46	$672,060,303	$672,062,515

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the three months ended March 31, 2008 and March 31, 2007

	2008	2007

Cash flows from operating activities
Net income/(loss)	$(9,944,622)	$23,005,486
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(37,000,000)	(14,000,000)
Proceeds from sales of investments	43,000,000	32,000,000
Realized (profit)/loss from sales of investments	(11,730,421)	(7,838,649)
Change in unrealized (profit)/loss	19,372,618	(17,380,015)
Increase/(decrease) in operating liabilities:
Due to managing member	(9,036)	716,677
Accounts payable and accrued liabilities	55,086	(112,829)

Net cash from operating activities	3,743,625	16,390,670

Cash flows from financing activities
Subscriptions	29,918,266	4,760,500
Redemptions	(22,708,145)	(20,812,969)
Proceeds from loan	20,222	46,067
Repayments of loan	(20,222)	—

Net cash from financing activities	7,210,121	(16,006,402)

Net change in cash and cash equivalents	10,953,746	384,268
Cash and cash equivalents at beginning of period	3,425,673	1,224,850

Cash and cash equivalents at end of period	$14,379,419	$1,609,118

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$20,222	$—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 1 – Significant accounting policies

Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”) through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (the “Managing Member”), is the managing member and commodity pool operator of the Company.

Use of estimates

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars.

Fair value

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value (“NAV”) per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding. The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” approximates the carrying amounts presented in the statement of financial condition.

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under SFAS No. 157 are described in Note 2 — Investments.

Consolidation

During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 1 – Significant accounting policies (continued)

The following table summarizes the Company’s ownership in the Investees at March 31, 2008 and December 31, 2007:

	March 31, 2008
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$210,847,875	$705,536,081	29.88%	$757,436,081	27.84%
GFS	251,880,193	910,305,230	27.67%	984,465,720	25.59%
GRV	70,460,337	216,832,556	32.50%	261,340,728	26.96%
GTT	120,512,001	246,404,420	48.91%	273,711,661	44.03%
HFPO	35,093,685	88,805,931	39.52%	88,805,931	39.52%

Total	$688,794,091

	December 31, 2007
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$225,759,808	$766,588,143	29.45%	$843,755,327	26.76%
GFS	257,594,595	972,766,382	26.48%	1,060,284,572	24.29%
GRV	84,319,166	252,699,023	33.37%	319,010,784	26.43%
GTT	97,949,282	204,678,528	47.86%	239,742,530	40.86%
HFPO	36,813,437	93,157,724	39.52%	93,157,724	39.52%

Total	$702,436,288

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at March 31, 2008 and December 31, 2007, respectively.

Equity in earnings of investees

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisors’ management, incentive and administration fees and all other income/expenses. See “Note 2 — Investments” for further information.

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
March 31, 2008

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

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar month or at the sole discretion of the Managing Member. Redemptions from the Company can be made quarterly after a twelve-month holding period or at such other times as determined in the sole discretion of the Managing Member, as provided for in the Company’s limited liability company agreement.

Income taxes

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company’s taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax position for the open tax year and has determined that the implementation of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

Indemnification

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

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

The following table summarizes the Company’s Equity in earnings of investees for the three months ended March 31, 2008 and March 31, 2007:

		Three Months Ended March 31,
Investee	Liquidity	2008	2007

GELS	(1)	$(8,911,932)	$8,125,946
GFS	(2)	(5,714,402)	12,421,123
GRV	(3)	1,141,171	3,800,098
GTT	(4)	7,562,718	871,497
HFPO	(5)	(1,719,752)	—

Total		$(7,642,197)	$25,218,664

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 2 – Investments (continued)

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

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

Goldman Sachs Global Fundamental Strategies, LLC

GFS seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

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

Goldman Sachs Global Tactical Trading, LLC

GTT seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

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

Management and Incentive fees

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at March 31, 2008 and 2007. The weighted average is based on the period end

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 2 – Investments (continued)

market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	March 31, 2008		March 31, 2007
	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee

GELS	1.54%	20.28%	1.56%	19.98%
GFS	1.57%	19.78%	1.52%	19.92%
GRV	1.56%	20.36%	1.55%	21.75%
GTT	2.12%	22.61%	2.17%	21.92%
HFPO	1.95%	21.64%	N/A	N/A

The Advisors’ management and incentive fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at March 31, 2008 and December 31, 2007:

Investee	March 31, 2008	December 31, 2007

GELS	$165,173,076	$168,574,601
GFS	176,027,279	171,521,192
GRV	63,005,277	76,051,896
GTT	95,384,677	77,712,199
HFPO	38,810,000	38,810,000

Total	$538,400,309	$532,669,888

Fair value hierarchy

In September, 2006, FASB released SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 2 – Investments (continued)

activity and the existence or absence of certain restrictions. The table below sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at March 31, 2008:

	Level 1	Level 2	Level 3	Total

Investments in other hedge funds	$—	$688,794,091	$—	$688,794,091

Total	$—	$688,794,091	$—	$688,794,091

Note 3 – Fees

The Company pays a monthly management fee accruing daily to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”) which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended March 31, 2008 and March 31, 2007, the administration fee charged at the Investee level totaled $84,302 and $88,899, respectively.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 5 – Related Parties

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at March 31, 2008 and December 31, 2007.

Included in the Redemptions payable on the Balance Sheet at March 31, 2008 and December 31, 2007 were redemptions due to the Managing Member of $0 and $3,885,293, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at March 31, 2008 and December 31, 2007.

Note 6 – Borrowing facility

The Company participates in a credit facility (as amended, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Credit Facility was extended, prior to its maturity, an additional 90 days to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the Credit Facility to an additional 364-day period to, and including, September 17, 2008. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the financial institution, and (ii) 15.0% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at March 31, 2008 or December 31, 2007. Included in Due to bank on the Balance Sheet are amounts owed for interest and commitment fees.

Note 7 – Members’ equity

At March 31, 2008 and December 31, 2007, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units as provided in the Company’s private placement memorandum. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the three months ended March 31, 2008 and the year ended December 31, 2007 are as follows:

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	295,317.71	$45,148,615	319,714.29	$43,832,922
Series 21	—	—	(20,000.00)	(2,180,597)
Series 22	—	—	(126,060.00)	(13,362,621)
Series 23	—	—	(17,500.00)	(1,846,363)

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 7 – Members’ equity (continued)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
	Units	Amount	Units	Amount

Series 24	—	$—	(16,500.00)	$(1,713,051)
Series 25	—	—	(26,000.00)	(2,660,197)
Series 26	—	—	(5,000.00)	(521,404)
Series 27	—	—	(19,000.00)	(1,990,075)
Series 28	—	—	(79,750.00)	(8,361,171)
Series 29	—	—	(20,000.00)	(2,081,244)
Series 30	—	—	(6,020.00)	(630,689)
Series 31	—	—	(39,000.00)	(4,025,172)
Series 32	—	—	(44,000.00)	(4,460,338)
Series 33	(10,000.00)	(1,115,107)	—	—
Series 34	(10,010.00)	(1,098,794)	—	—
Series 35	(27,595.00)	(3,005,067)	—	—
Series 36	(37,000.00)	(3,993,991)	—	—
Series 37	(34,000.00)	(3,611,289)	—	—
Series 38	(38,700.00)	(4,022,981)	—	—
Series 39	(31,750.00)	(3,283,841)	—	—
Series 40	(51,000.00)	(5,280,566)	—	—
Series 41	(75,000.00)	(7,918,349)	—	—
Series 42	(54,000.00)	(5,608,852)	—	—
Series 43	(27,750.00)	(2,785,064)	—	—
Series 44	(34,000.00)	(3,424,714)	—	—

Total	(135,487.29)	$—	(99,115.71)	$—

Subscriptions
Class A
Series 33	—	$—	10,000.00	$1,000,000
Series 34	—	—	10,010.00	1,001,000
Series 35	—	—	27,595.00	2,759,500
Series 36	—	—	37,000.00	3,700,000
Series 37	—	—	34,000.00	3,400,000
Series 38	—	—	38,700.00	3,870,000
Series 39	—	—	31,750.00	3,175,000

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 7 – Members’ equity (continued)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
	Units	Amount	Units	Amount

Series 40	—	$—	51,000.00	$5,100,000
Series 41	—	—	75,000.00	7,500,000
Series 42	—	—	54,000.00	5,400,000
Series 43	—	—	27,750.00	2,775,000
Series 44	—	—	34,000.00	3,400,000
Series 45	77,622.13	7,762,213	—	—
Series 46	149,310.52	14,931,053	—	—
Series 47	72,250.00	7,225,000	—	—

Total	299,182.65	$29,918,266	430,805.00	$43,080,500

Redemptions
Class A
Series 1	190,423.05	$28,695,211	671,424.67	$98,845,744

Total	190,423.05	$28,695,211	671,424.67	$98,845,744

At March 31, 2008 and December 31, 2007, members’ equity consists of the following:

	Three Month Ended		Year Ended
	March 31, 2008		December 31, 2007
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Non-managing members
Class A
Series 1	4,262,593.81	$642,338,553	4,157,699.15	$635,635,467
Series 33	—	—	10,000.00	1,115,107
Series 34	—	—	10,010.00	1,098,794
Series 35	—	—	27,595.00	3,005,067
Series 36	—	—	37,000.00	3,993,991
Series 37	—	—	34,000.00	3,611,289
Series 38	—	—	38,700.00	4,022,981
Series 39	—	—	31,750.00	3,283,841
Series 40	—	—	51,000.00	5,280,566
Series 41	—	—	75,000.00	7,918,349
Series 42	—	—	54,000.00	5,608,852

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 7 – Members’ equity (continued)

	Three Month Ended		Year Ended
	March 31, 2008		December 31, 2007
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Series 43	—	$—	27,750.00	$2,785,064
Series 44	—	—	34,000.00	3,424,714
Series 45	77,622.13	7,651,041	—	—
Series 46	149,310.52	14,973,083	—	—
Series 47	72,250.00	7,097,626	—	—

Subtotal	4,561,776.46	$672,060,303	4,588,504.15	$680,784,082

Managing member		2,212		—

Total members’ equity		$672,062,515		$680,784,082

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 8 – Financial highlights

Financial highlights for the Company for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	Class A	Class A
	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$152.88	$137.10
Income from operations:
Net trading profit/(loss)	(1.69)	5.20
Net investment income/(loss)(1)(2)	(0.50)	(0.69)

Total income/(loss) from operations	(2.19)	4.51

Net asset value, end of period	$150.69	$141.61

Ratios to average net assets(3)
Expenses	1.38%	1.34%
Incentive allocation	0.00%	0.17%

Total expenses and incentive allocation	1.38%	1.51%

Net investment income/(loss)	(1.33)%	(1.49)%

Total return (prior to incentive allocation)(4)	(1.43)%	3.46%
Incentive allocation(4)	0.00%	(0.17)%

Total return(4)	(1.43)%	3.29%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions. The ratios are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, expense ratio and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2008, the Company had total assets of $703,173,510 compared with total assets of $705,861,961 as of December 31, 2007. Total liabilities of the Company were $31,110,995 as of March 31, 2008 compared with $25,077,879 as of December 31, 2007. Member’s equity of the Company was $672,062,515 as of March 31, 2008 compared with $680,784,082 as of December 31, 2007.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following hedge fund sectors (the “Investment Sectors”): the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company’s assets are invested in the following Investment Funds: Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”).

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

The Company believes that its direct exposure to the sub-prime mortgage sector is limited, but the Company only has limited transparency with respect to the positions of the Investment Funds’ various Advisors and different Advisors take different investment positions with respect to the sub-prime mortgage sector. As a result, the Company is not able to evaluate just how much of its return for the first quarter ended March 31, 2008 was impacted by the position of Advisors with exposure to the sub-prime mortgage sector nor is the Company in a position to quantify for investors its exposure to sub-prime mortgage assets.

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

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

The following presents a summary of the operations for the three months ended March 31, 2008 and March 31, 2007 and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three Months Ended March 31, 2008

The Company’s net trading profit/(loss) for the three months ended March 31, 2008 was $(7,642,197) compared to the three months ended March 31, 2007 of $25,218,664.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The first quarter of 2008 was a very challenging period for Advisors, specifically fundamentally oriented Advisors. Only two of the Investment Sectors (GRV and GTT) finished the first quarter in positive territory. Commodities trading and volatility trading strategies were the largest contributors to performance in the first quarter. Advisors in GELS and GFS had a more difficult period because equity and credit markets traded down significantly over the first quarter. Advisors experienced losses from long exposure to emerging markets, technology and financials sectors and risk arbitrage. The Company cannot predict which of the Investment Sectors, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of March 31, 2008 as well as each Investment Fund’s net return for the three months ended March 31, 2008.

	Portfolio Weight	Portfolio Weight	Three Months Ended
	as a % of	as a % of Adjusted	March 31, 2008
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	31.37%	30.09%	(4.06)%
GFS	37.48%	35.94%	(2.22)%
GRV	10.49%	10.05%	1.65%
GTT	17.93%	17.20%	6.92%
HFPO	5.22%	5.01%	(4.67)%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,695,211 that was payable at March 31, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV, GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2008, the Company’s Class A Series 1 units returned (1.43)% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the three months ended March 31, 2008 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2008, GELS represented approximately 30% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2008. GELS returned (4.06)% for Class C Series 1 units for the three months ended March 31, 2008.

Although the first quarter was marked by negative performance, many GELS Advisors were able to outperform global equity markets as they entered 2008 with reduced risk levels given the uncertainty. The first quarter opened to a difficult start as January experienced significant intra-month volatility and a wide dispersion of performance.

January also experienced broad based selling globally, led by sectors and markets which realized the largest gains in 2007, including energy, technology and emerging markets. In February, markets continued downwards, although many GELS Advisors posted gains as a rise in commodity related equities and short positions in the financials, telecommunications and technology sectors benefited portfolios. March, much like January, experienced significant intra-month volatility. Some GELS Advisors accumulated losses due to a rally in the financials sector during the second half of March, while weakness in long energy/commodity positions and long emerging market positions also weighed on returns.

Despite the difficult market performance during the first quarter, GELS Advisors that maintained relatively low levels of exposure were able to avoid significant losses. Some GELS Advisors benefited from long volatility positions and strong short stock picking, specifically in financial, media and telecommunications and technology sectors. Additionally, some GELS Advisors were able to take advantage of single stock volatility by actively trading around positions to enhance gains. Underperforming GELS Advisors had long exposure to emerging markets, technology and energy. Certain GELS Advisors also collected losses due to untimely adjustments of portfolio and sector exposures throughout the first quarter. A number of GELS Advisors who adjusted risk prior to market rallies in late January and March crystallized losses and were not able to fully participate in the market’s recovery.

At the end of the first quarter, GELS Advisors continued to maintain relatively modest levels of net and gross exposure given the increased volatility and uncertainty in the markets. At the end of the first quarter, GELS Advisors continued to focus on multinational corporations with global revenues, equities with stock-specific stories and companies with strong cash-flows, while avoiding companies whose growth is dependent on financing and corporations with leveraged balanced sheets. On the short side of the book, GELS Advisors have been taking a more cautious stance given the single-stock volatility and indiscriminate market rallies.

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2008, GFS represented approximately 36% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2008. GFS returned (2.22)% for Class C Series 1 units for the three months ended March 31, 2008.

GFS experienced moderate volatility as equity and credit markets traded significantly lower during the first quarter. GFS Advisors’ broad exposure to credit and equity special situations contributed to losses given the negative performance in the respective markets. Exposure to risk arbitrage detracted from performance as major deals such as Clear Channel Communications, BCE Inc. and Alliance Data Systems Corporation traded down on heightened concerns about financing. Hedges implemented through subprime mortgage bonds or emerging/developed markets credit and equity indices helped to dampen volatility.

At the end of the first quarter, GFS Advisors remained reasonably defensive given the headwinds in the credit markets and concerns about liquidity, a recession in the U.S. and a slowdown in global economic growth. However, at the end of the first quarter, some GFS Advisors selectively added risk in the senior parts of the capital structure and in certain stocks that suffered disproportionate losses.

Goldman Sachs Global Relative Value, LLC

As of March 31, 2008, GRV represented approximately 10% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2008. GRV returned 1.65% for Class C Series 1 units for the three months ended March 31, 2008.

The volatile environment continued to create opportunities across relative value strategies in the first quarter; however, market reversals in March led to losses for some GRV Advisors. Volatility trading strategies generated strong returns in single stock volatility positions.

Emerging markets strategies were very strong for the first two months of the first quarter. Short positions performed well in both external and local markets due to market unrest. Market reversals in March caused some GRV Advisors to give back some returns from the first two months of the first quarter.

Equity market neutral strategies contributed over the first two months of the first quarter as value factors generated positive returns across geographical regions. The market reversal in March detracted from profits.

Fixed income strategies experienced mixed results over the first quarter. European yield curve trading contributed to performance, while some credit strategies struggled in less liquid markets. In March, sharp reversals led to difficulties, particularly in Japan.

Recent events have brought the future of highly levered strategies into question, so a key issue for GRV Advisors will be how they employ leverage and whether they will still be able to generate good returns with less leverage.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2008, GTT represented approximately 17% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2008. GTT returned 6.92% for Class C Series 1 units for the three months ended March 31, 2008.

GTT delivered strong performance in the first quarter, with positive contribution from both discretionary GTT Advisors and systematic trading GTT Advisors. GTT Advisors experienced strong returns in the first two months of the first quarter, giving back some profits as a number of markets reversed in the later half of March.

Fixed income trading experienced gains in the first quarter. Long exposures to global fixed income and yield curve steepeners, particularly in the U.S., benefited GTT Advisors for much of the first quarter. As markets reversed in March, GTT Advisors experienced notable losses in both relative value and directional trades.

Commodities trading was positive during the first quarter. Systematic trading GTT Advisors that were broadly long positioned benefited from the strong commodity rallies during the first quarter. Despite market reversals in March, GTT Advisors were able to sustain gains across grains, energy, precious metals and softs. Discretionary commodity GTT Advisors posted mixed results. Agriculture-focused GTT Advisors generally delivered strong returns, while GTT Advisors with exposure to commodities-related equities experienced losses.

Foreign exchange trading posted profits during the first quarter. Short U.S. dollar positions realized gains with the U.S. dollar declining to record levels against a number of currencies. In addition, long bias to emerging market currencies and long volatility trading in the major currencies contributed to performance.

Equities trading was mostly flat during the first quarter. Systematic traders profited from net short exposures to major indices, while many discretionary GTT Advisors experienced losses in long positions. In general, GTT Advisors reduced overall equity exposure as the markets proved difficult to navigate over the first quarter.

During the first quarter, GTT Advisors continued to watch housing markets, credit conditions, inflation and their implications for global economic growth and the actions of central banks. Commodities extended their rallies through the end of the first quarter, reaching record levels, and it is likely that trends in these markets will continue to be a focus.

Goldman Sachs HFP Opportunistic Fund, LLC

As of March 31, 2008, HFPO represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2008. HFPO returned (4.67)% for Class A Series 1 units for the three months ended March 31, 2008.

On July 1, 2007, the Company made an investment in HFPO in the aggregate amount of $26,100,000. The investment objective of HFPO is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investment Funds or (b) add an Advisor that is not currently represented in any of the other Investment Funds. As of March 31, 2008, the fair value of the Company’s investment in HFPO was $35,093,685, which reflects the return of the Company’s investment during the first quarter of 2008 and increased allocation of investment funds to HFPO advisors.

HFPO Advisors focused on equity market neutral strategies contributed over the first two months of the first quarter as value factors generated positive returns across geographical regions. The market reversal in March negatively impacted performance. Quantitative macro strategies delivered mixed results in the first quarter. One quantitative macro HFPO Advisor delivered strong returns benefiting from exposure to all four asset classes: commodities, fixed income, foreign exchange and equities trading. However, the other quantitative macro HFPO Advisor experienced negative performance early in the first quarter due to U.S. equity exposures in the consumer and technology sectors. HFPO Advisors with long exposure to energy and commodities experienced severe losses in the first quarter as equity markets reversed significantly in January. One HFPO Advisor in particular experienced significant losses as natural gas exposures moved away from their positions.

Performance for the Three Months Ended March 31, 2007

The Company’s net trading profit/(loss) for the three months ended March 31, 2007 was $25,218,664 compared to the three month period ended March 31, 2006 of $43,835,232.

Overview

For the first quarter of 2007, all Investment Sectors (GELS, GFS, GRV and GTT) posted positive returns, with the strongest performance delivered by the event driven sector. Special situations and mergers and acquisitions-related strategies were the largest contributors. Although positive for the first quarter, the tactical trading sector experienced losses in a number of markets as a result of extreme volatility across global equity markets. The table below illustrates the portfolio weighting of each Investment Fund as of March 31, 2007 as well as each Investment Fund’s net return for the three months ended March 31, 2007.

	Portfolio Weight	Portfolio Weight as	Three Months Ended
	as a % of	a % of Adjusted	March 31, 2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	36.29%	35.06%	3.46%
GFS	36.77%	35.53%	5.35%
GRV	15.58%	15.05%	3.82%
GTT	14.97%	14.47%	0.88%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $23,430,775 that was payable at March 31, 2007.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2007, the Company’s Class A Series 1 units returned 3.29% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ (GELS, GFS, GRV and GTT) performance during the three months ended March 31, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2007, GELS represented approximately 35% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2007. GELS returned 3.46% for Class C Series 1 units for the three months ended March 31, 2007.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2007, GFS represented approximately 36% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2007. GFS returned 5.35% for Class C Series 1 units for the three months ended March 31, 2007.

GFS experienced strong gains in the first quarter of 2007, despite increased volatility across the global equity markets. After nine consecutive months of gains the global equity markets suffered a sudden and sharp sell-off in late February when Shanghai’s main stock index plunged 9% as a result of, among other things, general profit taking and concerns about government action to curb illegal trading. More turbulence followed when sub-prime mortgage providers in the U.S. experienced trouble as delinquencies and foreclosures rose sharply. However, similar to the trend witnessed in mid-2006, markets recovered quickly from their lows, with many major equity indices ending the first quarter of 2007 in positive territory. The high yield market registered its ninth consecutive month of gains in March, though not without some volatility in the second half of the first quarter as credit spreads widened in conjunction with equity markets. Special situations activity and mergers and acquisitions-related situations were the largest contributors to returns by GFS Advisors, while equity and credit hedges were the largest detractors from GFS Advisors’ performance in the first quarter of 2007.

In the first quarter of 2007, global mergers and acquisitions activity showed no signs of slowing down from 2006, as announced activity reached approximately $1.2 trillion for the first three months. The credit markets continued to be extremely accommodative, as both leveraged loan and high yield issuance remained robust, with $183 billion and $47 billion of issuance, respectively. Specifically, GFS Advisors benefited from exposure to power generation and distribution companies. Europe also experienced robust activity in the first quarter of 2007, benefiting several GFS Advisors, although others suffered losses from exposure to a German utility.

The high yield market, as measured by the Merrill Lynch High Yield Master II Index, was up over 2.72% in the first quarter of 2007. Several GFS Advisors benefited from short exposure to the sub-prime mortgage market as the entire sector came under pressure given increased concerns about the decline in housing prices and the financial health of the sub-prime borrower market. Lastly, some GFS Advisors were negatively affected as airline credits traded down in response to rising oil prices and reduced enthusiasm for consolidation in the industry.

Goldman Sachs Global Relative Value, LLC

As of March 31, 2007, GRV represented approximately 15% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2007. GRV returned 3.82% for Class C Series 1 units for the three months ended March 31, 2007.

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

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2007, GTT represented approximately 14% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2007. GTT returned 0.88% for Class C Series 1 units for the three months ended March 31, 2007.

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

Equities trading posted flat performance across most major markets for the first quarter of 2007. Global equities continued to rally in January, with the Dow Jones Industrial Average setting new records, and the S&P 500, European and Asian indices near their highs experienced in 2000. However, an 8.8% 1-day plunge in Chinese markets on February 27 triggered a global sell-off. Many GTT Advisors were broadly long positioned and returned most of the profits generated in the early half of the first quarter of 2007. GTT Advisors who subsequently reduced risk due to the increased volatility failed to fully capture the quarter-end rally spurred by the Federal Reserve’s indication that it was no longer leaning toward higher rates.

Foreign exchange trading detracted from the returns of GTT Advisors during the first quarter of 2007, with losses predominantly driven by developed market currency trading. GTT Advisors maintained mixed positions in the major currency pairs for the majority of the first quarter of 2007 due to continued uncertainty in the markets. With the U.S. dollar sustaining a downward trend beginning in February, some GTT Advisors were able to capitalize on the move, while others failed to realize significant gains due to low risk exposures. Short Japanese yen positions against the other major currencies suffered material losses; however, the Japanese yen appreciated strongly at February month-end as investors unwound risky investments following the global equity plunge. Some GTT Advisors who had benefited from long emerging market currencies in the first half of the first quarter of 2007 experienced losses at the end of February as a “flight to quality” led to a tumble in emerging markets.

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2008 and March 31, 2007

Interest Income

Interest income for the three months ended March 31, 2008 was $92,722 compared to the three months ended March 31, 2007 of $39,528. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three months ended March 31, 2008 was $2,172,623 compared to the three months ended March 31, 2007 of $2,102,103. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the increase in the expense was due to fluctuations in the Company’s net assets for the period ended March 31, 2008 compared to the same period in 2007.

Professional fees for the three months ended March 31, 2008 were $165,486 compared to the three months ended March 31, 2007 of $89,026. The increase in professional fees for the period ended March 31, 2008 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered Company and the costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest expense for the three months ended March 31, 2008 was $20,222 compared to the three months ended March 31, 2007 of $46,067. The decrease in interest expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due to a reduction in commitment fees as a result of a decrease in the facility amount available to borrow which is subject to such fees.

Miscellaneous expenses for the three months ended March 31, 2008 were $36,816 compared to the three months ended March 31, 2007 of $15,510. The increase in miscellaneous expenses for the period ended March 31, 2008 was primarily due to increased printing and regulatory filings costs related to the ongoing operations of the Company as a publicly registered company.

Incentive Allocation

The incentive allocation for the three months ended March 31, 2008 was $2,212 compared to the three months ended March 31, 2007 of $1,150,274. The change in incentive allocation is due to the decrease in net income from operations for the period.

Liquidity and Capital Resources

The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy, to fund quarterly redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. Redemptions are permitted on a quarterly basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date, which is the day immediately preceding the applicable redemption date. Accordingly, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions, which could have a material adverse effect on the NAV of the units and the performance of the Company.

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, starting in October 2004, the Company began accepting additional amounts of new subscriptions again and the Company continued to do so through March 31, 2008. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member began to receive new subscriptions to the Company in October 2004, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received subscriptions from new and existing investors of $29,918,266 during the three months ended March 31, 2008 and of $4,760,500 during the three months ended March 31, 2007.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has increased from earlier periods because investors have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions of $22,708,145 during the three months ended March 31, 2008 and $20,812,969 during the three months ended March 31, 2007. The Company had Redemptions payable in the amount of $28,695,211 payable after March 31, 2008. The Company funded the redemptions made in 2007 and in January 2008 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its credit facility to fund July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2008 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a credit facility on June 30, 2006, which was extended on two occasions as described below. Although the Company may elect to borrow under its credit facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a new credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Credit Facility was extended, prior to its maturity, to September 30, 2007. On September 19, 2007, the Company further extended the maturity date of the Credit Facility to an additional 364-day period to, and including, September 17, 2008. In addition, the Company amended certain terms of the Credit Facility. As of March 31, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 15.0% of the Company’s NAV from time to time. If borrowings by the Company exceed 15.0% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65%. The

Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of March 31, 2008, the Company had Cash and cash equivalents on hand of $14,379,419. As of December 31, 2007, the Company had Cash and cash equivalents on hand of $3,425,673.

Investments as of March 31, 2008 were $688,794,091 as compared to $702,436,288 as of December 31, 2007. The decrease was due to a net loss by the Company from the Investment Funds during the three months ended March 31, 2008.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2008 was $2,172,623 as compared to $2,181,659 as of December 31, 2007. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value (“NAV”) of the Company. The decrease in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member and fluctuation in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company together with borrowings under the Credit Facility will be adequate to fund its operations and liquidity requirements.

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

Critical Accounting Policies and Estimates

Use of estimates

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

Fair value

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. The Company adopted SFAS No. 157 in January 1, 2008 which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirely based on the lowest level of input that is significant to the fair value measurement. See Note 2 of the Company’s financial statements.

Fair values of interests in Investment Funds are determined utilizing NAV information supplied by each individual Investment Fund that is net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments in investment funds managed by Advisors (each an “Advisor Fund” and collectively the “Advisor Funds”), market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner.

For the three months ended March 31, 2008 and the fiscal year ended December 31, 2007, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

March 31, 2008

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	2.15%	28.46%
GFS	—%	36.57%
GRV	1.28%	8.95%
GTT	1.05%	16.45%
HFPO	0.84%	4.25%

Total	5.32%	94.68%

December 31, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	6.32%	25.82%
GFS	—%	36.66%
GRV	1.15%	10.86%
GTT	0.55%	13.40%
HFPO	0.82%	4.42%

Total	8.84%	91.16%

The change in percentages between March 31, 2008 and December 31, 2007 were primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external Advisors.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investment Funds on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).

The valuation provisions of the Company’s amended limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

There has not been a situation during the periods presented in the Company’s financial statements presented in this Quarterly Report on Form 10-Q (the “Form 10-Q”) where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate.

Off Balance Sheet Risk

There are no off-balance sheet or material contingent liabilities at the Company level.

Contractual Obligations

The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of March 31, 2008 and as of December 31, 2007, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2008 to March 31, 2008 and from January 1, 2007 to December 31, 2007. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2008
			% of
	% of		Adjusted			Net Trading
	Members		Members		Fair Value/Value	Profit/(Loss)
Investment Fund	Equity		Equity(8)		at Risk	(In millions)	Liquidity

GELS	31.37%		30.09%		$210,847,875	$(8.9)	(1)
GFS	37.48%		35.94%		251,880,193	(5.7)	(2)
GRV	10.49%		10.05%		70,460,337	1.1	(3)
GTT	17.93%		17.20%		120,512,001	7.6	(4)
HFPO	5.22%		5.01%		35,093,685	(1.7)	(5)

Total	102.49%	(6)	98.29%	(7)	$688,794,091	$(7.6)

	Year Ended December 31, 2007
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investment Fund	Equity		Equity(8)		at Risk	(In millions)	Liquidity

GELS	33.16%		32.09%		$225,759,808	$26.0	(1)
GFS	37.84%		36.62%		257,594,595	45.2	(2)
GRV	12.38%		11.99%		84,319,166	4.3	(3)
GTT	14.39%		13.92%		97,949,282	14.4	(4)
HFPO	5.41%		5.23%		36,813,437	(2.0)	(5)

Total	103.18%	(6)	99.85%	(7)	$702,436,288	$87.9

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable after the balance sheet date.

(7)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because members equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,695,211 that was payable at March 31, 2008 and $22,708,145 that was payable at December 31, 2007.

(8)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,695,211 that was payable at March 31, 2008 and $22,708,145 that was payable at December 31, 2007.

Risk Management

In the ordinary course of business, the Managing Member, including in its capacity as managing member of the Investment Funds, attempts to manage a variety of risks, including market, credit and operational risk. The Managing Member, including in its capacity as managing member of the Investment Funds, attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2008, the Managing Member had full position level transparency for approximately 13.1% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company’s Form 10-K. At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

Quantitative analysis is combined with judgment to determine weightings; strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investment Funds were 30% GELS, 36% GFS, 10% GRV, 17% GTT and 5% HFPO as of March 31, 2008 as a percentage of adjusted members’ equity, which excluded redemptions paid after March 31, 2008. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

In addition to market risk and credit risk, the Managing Member, including in its capacity as managing member of the Investment Funds, allocates resources to mitigate operational risk. Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing, settlement and accounting systems.

The Managing Member, including in its capacity as managing member of the Investment Funds, maintains controls and procedures for the purpose of mitigating its own operational risk but it does not have control over the systems of the Advisors. In addition, the Managing Member, including in its capacity as managing member of the Investment Funds, deploys resources to assess control systems, legal risk, compliance risk, operations and treasury risk, credit risk, accounting risk and reputational risk. Fraud and other business risks cannot be eliminated; however, the Managing Member, including in its capacity as managing member of the Investment Funds, seeks to significantly reduce such risks. The portfolio risk management process includes an effort to monitor and manage risk, but should not be confused with and does not imply low risk. There can be no assurance that the Managing Member, including in its capacity as managing member of the Investment Funds, will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

No updates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2008 to March 31, 2008, aggregate subscriptions totaled $29,918,266. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2008	Class A Series 45	77,622.13	16	$7,762,213
February 1, 2008	Class A Series 46	149,310.52	21	14,931,053
March 1, 2008	Class A Series 47	72,250.00	10	7,225,000

Total		299,182.65	47	$29,918,266

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $22,708,145 during the three months ended March 31, 2008.

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

In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:

•	There can be no assurance that the Managing Member’s decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company’s investment objective;

•	The Managing Member generally has limited access to information on or control over Advisor’s portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company materially;

•	The Company faces legal, tax and regulatory risks that may adversely affect the Company;

•	Units will not be listed and will not be marketable; the Company is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;

•	The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;

•	Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investment Fund may achieve or of future results;

•	Valuation of the Investment Funds’ investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company’s net assets;

•	Advisor redemption holdbacks and other Advisor liquidity restrictions may adversely affect the Investment Funds’ ability to redeem interests in order to meet redemption requests, which could have an adverse effect on the Company’s portfolio mix and liquidity for remaining Members;

•	Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;

•	Allocation of the Company’s assets may not protect the Company from exposure to economic downturns in any Investment Fund or Investment Sector;

•	An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;

•	A Member’s investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company’s control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;

•	Certain Advisors may invest in private equity investments and real estate investments which involve a high degree of business and financial risk and may be difficult to value;

•	Transactions between and among funds may be undervalued and negatively affect the Company’s performance;

•	The ability of an Investment Fund to hedge successfully will depend on the particular Advisor’s ability to predict pertinent market movements which cannot be assured;

•	The prices of an Investment Fund’s investments can be highly volatile and influenced by external factors outside the control of such Investment Fund;

•	International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;

•	Equity securities and equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and

•	The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10-K. The Company or the Managing Member do not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or Company or on their behalf.

References to market or composite indices, benchmarks or other measures of relative market performance (each, an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar or dissimilar to that index.

Item 6.	Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

By:	Goldman Sachs Hedge Fund Strategies LLC Managing Member

/s/  Jennifer Barbetta
Name: Jennifer Barbetta

Title:	Managing Director and Chief Financial Officer

Date: May 15, 2008

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002