Form 10-Q
period 2008-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2008-08-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

     The Registrant had 5,156,451.26 Units of Limited Liability Company Interests outstanding as of August 14, 2008.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2008 and December 31, 2007

	(Unaudited)			(Audited)
	2008			2007
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$223,121,108	30.97%	30.09%	$225,759,808	33.16%	32.09%
Goldman Sachs Global Fundamental Strategies, LLC	271,292,473	37.66%	36.59%	257,594,595	37.84%	36.62%
Goldman Sachs Global Relative Value, LLC	68,175,236	9.46%	9.20%	84,319,166	12.38%	11.99%
Goldman Sachs Global Tactical Trading, LLC	130,855,626	18.17%	17.65%	97,949,282	14.39%	13.92%
Goldman Sachs HFP Opportunistic Fund, LLC	35,892,082	4.98%	4.84%	36,813,437	5.41%	5.23%

Total investments (cost $568,873,087 and $532,669,888, respectively)	$729,336,525	101.24%	98.37%	$702,436,288	103.18%	99.85%

The Company’s aggregate proportionate share of the following underlying investment of the Investees represented greater than 5% of the Company’s members’ equity at June 30, 2008.

	June 30, 2008
	Underlying	Proportionate share		% of adjusted
Investee	investment	of fair value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$42,214,137	5.86%	5.69%

The Company’s aggregate proportionate share of the following underlying investment of the Investees represented greater than 5% of the Company’s members’ equity at December 31, 2007.

	December 31, 2007
	Underlying	Proportionate share		% of adjusted
Investee	investment	of fair value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$38,952,802	5.72%	5.54%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity used in the calculation of the underlying investments as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $21,029,479 after June 30, 2008 and Redemptions payable in the amount of $22,708,145 after December 31, 2007.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

June 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	2008	2007

ASSETS
Assets:
Investments (cost $568,873,087 and $532,669,888, respectively)	$729,336,525	$702,436,288
Cash and cash equivalents	14,122,394	3,425,673

Total assets	$743,458,919	$705,861,961

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$21,029,479	$22,708,145
Due to managing member	1,522,651	2,181,659
Due to bank	6,667	6,889
Accounts payable and accrued liabilities	499,900	181,186

Total liabilities	23,058,697	25,077,879
Members’ equity (units outstanding 4,920,401.27 and 4,588,504.15, respectively)	720,400,222	680,784,082

Total liabilities and members’ equity	$743,458,919	$705,861,961

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$559,936,784	$511,017,682
Accumulated net unrealized profit/(loss)	$160,463,438	$169,766,400

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2008 and June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income from trading
Equity in earnings of investees:
Realized profit/(loss)	$12,472,778	$11,645,967	$24,203,199	$19,484,616
Change in unrealized profit/(loss)	10,069,656	21,840,088	(9,302,962)	39,220,103

Net trading profit/(loss)	22,542,434	33,486,055	14,900,237	58,704,719
Interest income	75,505	54,825	168,227	94,353
Expenses:
Management fee	2,243,364	2,219,059	4,415,987	4,321,162
Professional fees	342,956	108,926	508,442	197,952
Interest expense	20,223	46,132	40,445	92,199
Miscellaneous expenses	82,210	162,445	119,026	177,955

Total expenses	2,688,753	2,536,562	5,083,900	4,789,268

Net investment income/(loss)	(2,613,248)	(2,481,737)	(4,915,673)	(4,694,915)

Net income/(loss)	19,929,186	31,004,318	9,984,564	54,009,804
Less: Incentive allocation to the managing member	517,864	1,550,216	520,076	2,700,490

Net income/(loss) available for pro-rata allocation to members	$19,411,322	$29,454,102	$9,464,488	$51,309,314

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2008 (Unaudited)
and for the year ended December 31, 2007 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474
Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Balance at December 31, 2007	—	4,588,504.15	680,784,082	680,784,082
Subscriptions	—	793,562.66	79,356,266	79,356,266
Redemptions	—	(326,178.25)	(49,724,690)	(49,724,690)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	520,076	—	—	520,076
Pro-rata allocation	—	—	9,464,488	9,464,488

Balance at June 30, 2008	$520,076	4,920,401.27	$719,880,146	$720,400,222

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the six months ended June 30, 2008 and June 30, 2007

	2008	2007

Cash flows from operating activities
Net income/(loss)	$9,984,564	$54,009,804
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(96,000,000)	(37,000,000)
Proceeds from sales of investments	84,000,000	72,000,000
Realized (profit)/loss from sales of investments	(24,203,199)	(19,484,616)
Change in unrealized (profit)/loss	9,302,962	(39,220,103)
Increase/(decrease) in operating liabilities:
Due to managing member	(659,008)	773,633
Due to bank	(222)	(384)
Accounts payable and accrued liabilities	318,714	(44,674)

Net cash from operating activities	(17,256,189)	31,033,660

Cash flows from financing activities
Subscriptions	79,356,266	15,730,500
Redemptions	(51,403,356)	(44,243,744)

Net cash from financing activities	27,952,910	(28,513,244)

Net change in cash and cash equivalents	10,696,721	2,520,416
Cash and cash equivalents at beginning of period	3,425,673	1,224,850

Cash and cash equivalents at end of period	$14,122,394	$3,745,266

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$40,667	$92,583

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 1 – Significant accounting policies

Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”) through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company.

Use of estimates

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars.

Fair value

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value (“NAV”) per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding. The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximates the carrying amounts presented in the Balance Sheet.

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under SFAS No. 157 are described in “Note 2 — Investments.”

Consolidation

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 1 – Significant accounting policies (continued)

The following table summarizes the Company’s ownership in the Investees at June 30, 2008 and December 31, 2007:

	June 30, 2008
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$223,121,108	$705,616,210	31.62%	$771,616,778	28.92%
GFS	271,292,473	941,466,295	28.82%	1,024,915,965	26.47%
GRV	68,175,236	214,894,851	31.72%	244,894,851	27.84%
GTT	130,855,626	264,720,380	49.43%	291,720,380	44.86%
HFPO	35,892,082	90,826,203	39.52%	90,826,203	39.52%

Total	$729,336,525

	December 31, 2007
			% owned	Adjusted	Adjusted%
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$225,759,808	$766,588,143	29.45%	$843,755,327	26.76%
GFS	257,594,595	972,766,382	26.48%	1,060,284,572	24.29%
GRV	84,319,166	252,699,023	33.37%	319,010,784	26.43%
GTT	97,949,282	204,678,528	47.86%	239,742,530	40.86%
HFPO	36,813,437	93,157,724	39.52%	93,157,724	39.52%

Total	$702,436,288

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at June 30, 2008 and December 31, 2007, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase, which are not held for resale, to be cash equivalents. Cash equivalents, consisting of time deposits, are held at major financial institutions to which the Company is exposed to credit risk. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax position for the open tax years and has determined that the implementation of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

Indemnification

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 2 – Investments

The Investees seek capital appreciation over time by investing in the Investment Sectors. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing NAV information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees in the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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

The following table summarizes the Company’s Equity in earnings of investees for the three and six months ended June 30, 2008 and June 30, 2007:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2008	2007	2008	2007

GELS	(1)	$8,273,233	$12,103,340	$(638,701)	$20,229,286
GFS	(2)	9,412,280	12,466,023	3,697,878	24,887,146
GRV	(3)	714,899	3,096,460	1,856,070	6,896,558
GTT	(4)	3,343,625	5,820,232	10,906,344	6,691,729
HFPO	(5)	798,397	—	(921,354)	—

Total		$22,542,434	$33,486,055	$14,900,237	$58,704,719

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 2 – Investments (continued)

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

Management and Incentive fees

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive fee rates at the Investee level at June 30, 2008 and June 30, 2007. The weighted average is based on the period end market values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 2 – Investments (continued)

	June 30, 2008		June 30, 2007
	Management	Incentive	Management	Incentive
Investee	fees	fees	fees	fees

GELS	1.63%	19.91%	1.54%	20.06%
GFS	1.60%	19.82%	1.52%	19.92%
GRV	1.69%	20.92%	1.54%	21.58%
GTT	2.21%	22.39%	2.12%	21.77%
HFPO	1.90%	21.18%	N/A	N/A

The Advisors’ management and incentive fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at June 30, 2008 and December 31, 2007:

Investee	June 30, 2008	December 31, 2007

GELS	$171,543,245	$168,574,601
GFS	192,599,449	171,521,192
GRV	61,726,299	76,051,896
GTT	104,194,094	77,712,199
HFPO	38,810,000	38,810,000

Total	$568,873,087	$532,669,888

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 2 – Investments (continued)

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption activity and the existence or absence of certain restrictions. The table below sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at June 30, 2008:

	Level 1	Level 2	Level 3	Total

Investments in other hedge funds	$—	$729,336,525	$—	$729,336,525

Total	$—	$729,336,525	$—	$729,336,525

Note 3 – Fees

The Company pays a monthly management fee accruing daily to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

The Company pays a monthly administration fee to SEI Global Services, Inc. (“SEI”), which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees in the Statement of Operations. For the three months ended June 30, 2008 and June 30, 2007, the administration fee charged at the Investee level totaled $85,651 and $89,418, respectively. For the six months ended June 30, 2008 and June 30, 2007, the administration fee charged at the Investee level totaled $169,953 and $178,317, respectively.

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
June 30, 2008

Note 4 – Risk management (continued)

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of mitigating the Company’s operational risk.

Note 5 – Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at June 30, 2008 and December 31, 2007.

Included in the Redemptions payable in the Balance Sheet at June 30, 2008 and December 31, 2007 were redemptions due to the Managing Member of $0 and $3,885,293, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at June 30, 2008 and December 31, 2007.

Note 6 – Borrowing facility

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (a) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (b) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at June 30, 2008 or December 31, 2007. Included in Due to bank on the Balance Sheet are amounts owed for interest and commitment fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 7 – Members’ equity

At June 30, 2008 and December 31, 2007, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units as provided in the Company’s private placement memorandum. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the six months ended June 30, 2008 and the year ended December 31, 2007 are as follows:

	Six Months Ended		Year Ended
	June 30, 2008		December 31, 2007
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	295,317.71	$45,148,615	319,714.29	$43,832,922
Series 21	—	—	(20,000.00)	(2,180,597)
Series 22	—	—	(126,060.00)	(13,362,621)
Series 23	—	—	(17,500.00)	(1,846,363)
Series 24	—	—	(16,500.00)	(1,713,051)
Series 25	—	—	(26,000.00)	(2,660,197)
Series 26	—	—	(5,000.00)	(521,404)
Series 27	—	—	(19,000.00)	(1,990,075)
Series 28	—	—	(79,750.00)	(8,361,171)
Series 29	—	—	(20,000.00)	(2,081,244)
Series 30	—	—	(6,020.00)	(630,689)
Series 31	—	—	(39,000.00)	(4,025,172)
Series 32	—	—	(44,000.00)	(4,460,338)
Series 33	(10,000.00)	(1,115,107)	—	—
Series 34	(10,010.00)	(1,098,794)	—	—
Series 35	(27,595.00)	(3,005,067)	—	—
Series 36	(37,000.00)	(3,993,991)	—	—
Series 37	(34,000.00)	(3,611,289)	—	—
Series 38	(38,700.00)	(4,022,981)	—	—
Series 39	(31,750.00)	(3,283,841)	—	—
Series 40	(51,000.00)	(5,280,566)	—	—
Series 41	(75,000.00)	(7,918,349)	—	—
Series 42	(54,000.00)	(5,608,852)	—	—
Series 43	(27,750.00)	(2,785,064)	—	—
Series 44	(34,000.00)	(3,424,714)	—	—

Total	(135,487.29)	$—	(99,115.71)	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 7 – Members’ equity (continued)

	Six Months Ended		Year Ended
	June 30, 2008		December 31, 2007
	Units	Amount	Units	Amount

Subscriptions
Class A
Series 33	—	$—	10,000.00	$1,000,000
Series 34	—	—	10,010.00	1,001,000
Series 35	—	—	27,595.00	2,759,500
Series 36	—	—	37,000.00	3,700,000
Series 37	—	—	34,000.00	3,400,000
Series 38	—	—	38,700.00	3,870,000
Series 39	—	—	31,750.00	3,175,000
Series 40	—	—	51,000.00	5,100,000
Series 41	—	—	75,000.00	7,500,000
Series 42	—	—	54,000.00	5,400,000
Series 43	—	—	27,750.00	2,775,000
Series 44	—	—	34,000.00	3,400,000
Series 45	77,622.13	7,762,213	—	—
Series 46	149,310.53	14,931,053	—	—
Series 47	72,250.00	7,225,000	—	—
Series 48	126,500.00	12,650,000	—	—
Series 49	145,800.00	14,580,000	—	—
Series 50	222,080.00	22,208,000	—	—

Total	793,562.66	$79,356,266	430,805.00	$43,080,500

Redemptions
Class A
Series 1	326,178.25	$49,724,690	671,424.67	$98,845,744

Total	326,178.25	$49,724,690	671,424.67	$98,845,744

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 7 – Members’ equity (continued)

At June 30, 2008 and December 31, 2007, members’ equity consists of the following:

	June 30, 2008		December 31, 2007
	Units	Net	Units	Net
	outstanding	asset value	outstanding	asset value

Non-managing members
Class A
Series 1	4,126,838.61	$639,277,376	4,157,699.15	$635,635,467
Series 33	—	—	10,000.00	1,115,107
Series 34	—	—	10,010.00	1,098,794
Series 35	—	—	27,595.00	3,005,067
Series 36	—	—	37,000.00	3,993,991
Series 37	—	—	34,000.00	3,611,289
Series 38	—	—	38,700.00	4,022,981
Series 39	—	—	31,750.00	3,283,841
Series 40	—	—	51,000.00	5,280,566
Series 41	—	—	75,000.00	7,918,349
Series 42	—	—	54,000.00	5,608,852
Series 43	—	—	27,750.00	2,785,064
Series 44	—	—	34,000.00	3,424,714
Series 45	77,622.13	7,865,066	—	—
Series 46	149,310.53	15,381,111	—	—
Series 47	72,250.00	7,297,382	—	—
Series 48	126,500.00	12,994,671	—	—
Series 49	145,800.00	14,844,131	—	—
Series 50	222,080.00	22,220,409	—	—

Subtotal	4,920,401.27	719,880,146	4,588,504.15	680,784,082

Managing member		520,076		—

Total members’ equity		$720,400,222		$680,784,082

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

Note 8 – Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2008 and June 30, 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$150.69	$141.61	$152.88	$137.10
Income from operations:
Net trading profit/(loss)	4.89	7.04	3.20	12.24
Net investment income/(loss)(1)(2)	(0.67)	(0.85)	(1.17)	(1.54)

Total income/(loss) from operations	4.22	6.19	2.03	10.70

Net asset value, end of period	$154.91	$147.80	$154.91	147.80

Ratios to average net assets(3)
Expenses	1.50%	1.46%	1.44%	1.40%
Incentive allocation	0.07%	0.22%	0.07%	0.39%

Total expenses and incentive allocation	1.57%	1.68%	1.51%	1.79%

Net investment income/(loss)	(1.53)%	(1.65)%	(1.46)%	(1.77)%

Total return (prior to incentive allocation)(4)	2.87%	4.60%	1.40%	8.21%
Incentive allocation(4)	(0.07)%	(0.23)%	(0.07)%	(0.41)%

Total return(4)	2.80%	4.37%	1.33%	7.80%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized fee structures and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized fee structures and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, expense ratio and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2008, the Company had total assets of $743,458,919 compared with total assets of $705,861,961 as of December 31, 2007. Total liabilities of the Company were $23,058,697 as of June 30, 2008 compared with $25,077,879 as of December 31, 2007. Member’s equity of the Company was $720,400,222 as of June 30, 2008 compared with $680,784,082 as of December 31, 2007.

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

The Company believes that its direct exposure to the sub-prime mortgage sector is limited, but the Company only has limited transparency with respect to the positions of the Investment Funds’ various Advisors and different Advisors take different investment positions with respect to the sub-prime mortgage sector. As a result, the Company is not able to evaluate just how much of its return for the three and six months ended June 30, 2008 was impacted by the position of Advisors with exposure to the sub-prime mortgage sector nor is the Company in a position to quantify for investors its exposure to sub-prime mortgage assets.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007

The following presents a summary of the operations for the three and six months ended June 30, 2008 and for the three and six months ended June 30, 2007, and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three and Six Months Ended June 30, 2008

The Company’s net trading profit/(loss) for the three and six months ended June 30, 2008 was $22,542,434 and $14,900,237, respectively, compared to $33,486,055 and $58,704,719 for the three and six months ended June 30, 2007, respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The second quarter of 2008 was a positive period for Advisors despite very challenging conditions in equity markets. All of the Investment Sectors finished the second quarter in positive territory. Advisors in GELS and GFS experienced gains from long exposure to energy and materials related companies and short exposure to the financials sector. Commodities trading and volatility trading strategies were the largest contributors to performance for GTT, GRV, and HFPO in the second quarter. The Company cannot predict which of the Investment Sectors, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of June 30, 2008 as well as each Investment Fund’s net return for the three and six months ended June 30, 2008.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	as a % of Adjusted	June 30, 2008	June 30, 2008
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	30.97%	30.09%	4.00%	(0.22)%
GFS	37.66%	36.59%	3.71%	1.41%
GRV	9.46%	9.20%	1.09%	2.76%
GTT	18.17%	17.65%	2.66%	9.77%
HFPO	4.98%	4.84%	2.28%	(2.50)%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $21,029,479 that was payable after June 30, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV, GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2008, the Company’s Class A Series 1 units returned 2.80% and 1.33%, respectively, net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the three and six months ended June 30, 2008 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2008, GELS represented approximately 30% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2008. GELS returned 4.00% and (0.22)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

Although the majority of global equity markets fell during the second quarter, many GELS Advisors outperformed global markets, with a number achieving meaningful positive gains. The second quarter got off to a strong start in April and May as GELS Advisors benefited broadly from their equity market exposure; top performing GELS Advisors had long exposure to energy, basic materials and technology equities, as well as short positions in financials. A number of GELS Advisors were rewarded for their stock picking as select equities experienced sharp rallies on company announcements of strong quarterly earnings and positive outlook. In June, equity markets reversed and gave back all of April and May’s gains; however, GELS Advisors mitigated their losses and a number of funds finished the second quarter in positive territory. In June, GELS Advisors with defensive portfolio positioning and short positions in financials, industrials, and consumer names were able to withstand the precipitous market decline.

As volatility decreased and markets began to react to company fundamentals during April and May, GELS Advisors started to increase gross and net exposure. GELS Advisors that increased exposures too aggressively in the first half of the second quarter had some of the largest losses in June. However, a number of GELS Advisors maintained relatively low levels of exposure through the second quarter because they anticipated a market correction. Defensive positioning kept GELS Advisors from participating in all of the market upside in April and May, although GELS Advisors were well positioned for the correction in June. Throughout the second quarter, long positions in energy, materials and agriculture were accretive to portfolios as commodity prices continued to rise. Long positions in information technology names also performed well during the second quarter. Short holdings in financials, particularly short holdings in brokers and banks, also benefited GELS Advisors as write-downs and dilutive equity and debt offerings continued in the sector during the second quarter. GELS Advisors on the other side of the aforementioned trades performed poorly during the second quarter, as did GELS Advisors with significant exposure to Asia and emerging markets.

For the Six Months Ended June 30, 2008

Despite very volatile global equity markets, many GELS Advisors were able to outperform global markets, with some GELS Advisors achieving strong gains in the first half of 2008. Many GELS Advisors entered the year with reduced risk levels given the uncertainty. Lower risk levels benefited GELS Advisors as 2008 got off to a difficult start because January saw significant intra-month volatility and a wide dispersion of performance among GELS Advisors. January also saw broad based selling globally, led by sectors and markets which realized the largest gains in 2007, including energy, technology and emerging markets. In February, markets continued downwards, although many GELS Advisors posted gains as a rise in commodity related equities and short positions in the financials, telecom and technology sectors benefited portfolios. March, much like January, saw significant intra-month volatility. GELS Advisors accumulated losses due to a rally in the financials sector during the second half of the month, while weakness in long energy/commodity positions and long emerging markets positions also weighed on returns. GELS Advisors broadly benefited as markets seemed to rebound in April and May. Top performing GELS Advisors had long exposure to energy, basic materials and technology equities, as well as short positions in financials. However, the period ended much as it began. In June, equity markets reversed and gave back all of April and May’s gains. However, many of the GELS Advisors mitigated losses and a number of GELS Advisors finished the second quarter in positive territory.

Broadly speaking, GELS Advisors with defensive portfolio positioning and short positions in financials, industrials, and consumer names were able to withstand the market volatility. Additionally, GELS Advisors were able to take advantage of volatility in single stocks and generate returns through short term trading. Underperforming GELS Advisors had long exposure to emerging markets, financials and consumer names. Certain GELS Advisors also collected losses due to untimely adjustments of portfolio and sector exposures throughout the period. A number of GELS Advisors who adjusted risk prior to market rallies in late January and March crystallized losses and were not able to fully participate in the market’s recovery. GELS Advisors who increased exposures following the market rally in April and May experienced severe losses when markets reversed in June.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2008, GFS represented approximately 37% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2008. GFS returned 3.71% and 1.41%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

Despite negative performance from global equity and credit markets over the second quarter, many GFS Advisors held up reasonably well. Hedges and short positions were meaningful contributors to performance as GFS Advisors entered the period with a defensive stance. Short exposure to financials and consumer names continued to generate profits for the sector. Performance was mixed in merger arbitrage. Positive news included the announcement that the leveraged buyout (“LBO”) of Clear Channel Communications, Inc. came to a conclusion on re-negotiated terms. This news was offset by the announcements indicating that the proposed merger between Hexion Specialty Chemicals, Inc. and Huntsman Corporation was in trouble and potentially would not close. Some credit-oriented GFS Advisors were able to protect capital because many of them were positioned to have neutral to net short exposure given their cautious view on the broader markets.

For the Six Months Ended June 30, 2008

Despite negative performance from global equity and credit markets over the first half of 2008, many GFS Advisors held up reasonably well. Hedges and short positions were meaningful contributors to performance as GFS Advisors entered 2008 with a defensive stance. Hedges implemented through subprime mortgage bonds and emerging and developed markets credit and equity indices helped to dampen volatility.

Credit-oriented GFS Advisors were the largest contributors to performance for the first half of 2008. Short sub-prime exposures drove profits in the first quarter. In the second quarter, most credit-oriented GFS Advisors were able to protect capital because many of them were positioned to have neutral to net short exposure given their cautious view on the broader markets. Hedges proved to be beneficial for GFS Advisors.

Merger Arbitrage was mixed for the first half of the year. GFS Advisors experienced losses in the first quarter as major deals involving Clear Channel Communications, Inc., BCE Inc. and Alliance Data Systems Corporation traded down on heightened concerns about financing. However, the announcement that the LBO of Clear Channel Communications, Inc. came to a conclusion on re-negotiated terms in the second quarter led to profits for some GFS Advisors. This was slightly offset by the announcements indicating that the proposed merger between Hexion Specialty Chemicals, Inc. and Huntsman Corporation was in trouble and potentially would not close.

Short financials and consumer exposure continued to generate profits for the sector.

Goldman Sachs Global Relative Value, LLC

As of June 30, 2008, GRV represented approximately 9% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2008. GRV returned 1.09% and 2.76%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

Relative value strategies experienced a divergence of returns during the second quarter, with equity market neutral and fixed income strategies performing well and credit and emerging markets strategies detracting from returns.

Equity market neutral strategies generated strong returns in every month of the second quarter as Japan and the U.K. performed well, while the U.S. and Europe experienced mixed results.

Fixed income strategies also contributed positively to returns in the second quarter. April was a particularly strong month as several positions recovered following mark-to-market losses in March.

After a difficult start in April, volatility trading strategies experienced mixed results over the second quarter as gains in May and June offset April’s losses. U.S.-focused strategies were positive while Asia-focused strategies experienced mixed returns throughout the second quarter.

Losses in credit strategies were largely driven by short credit positions which were hurt during the credit rally in April.

Emerging markets strategies experienced losses during the first two months of the second quarter; but, experienced positive performance in June as the short-biased positioning that detracted earlier in the second quarter proved profitable when markets sold off.

For the Six Months Ended June 30, 2008

The volatile environment continued to create opportunities across most relative value strategies in the first half of 2008; however, market volatility did lead to a wider dispersion of returns among GRV Advisors.

Volatility trading strategies generated the strongest returns with profits coming from trading the volatility of single stock positions. Performance was very strong in January with more muted returns for the remainder of the period. In the first quarter, Asia-focused strategies led performance, while U.S.-focused strategies outperformed in the second quarter.

Equity market neutral strategies also experienced strong performance over the period as value factors generated positive returns across geographical regions. Equity market neutral strategies generated strong returns in every month of the period, with the exception of March. Market reversals in March caused GRV Advisors to give back some returns.

Despite a dip in the middle of the period, emerging markets strategies were very strong in the first half of 2008. Short positions performed well in January and February in both global and local markets due to market unrest. Market reversals in March caused GRV Advisors to give back some returns and the difficult performance persisted through May. However, GRV Advisors’ short-biased positioning in emerging markets turned profitable when markets sold off in June and they finished the period in positive territory.

Fixed income strategies experienced mixed results over the first half of 2008 but did finish in positive territory overall. European yield curve trading contributed to performance, while some credit strategies struggled in less liquid markets. In March, sharp reversals led to difficulties, particularly in Japan. The second quarter was a strong finish to the period as several positions recovered following mark-to-market losses in March.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2008, GTT represented approximately 18% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2008. GRV returned 2.66% and 9.77%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

GTT performed well in the second quarter, with diversification helping to improve the risk-adjusted return. The second quarter began with the continuation of the reversal experienced in mid/late March, following the U.S. Federal Reserve-assisted loan to and subsequent purchase of The Bear Stearns Companies Inc. by JP Morgan Chase & Co., as expectations of an interest rate increase were heightened, the yield curve flattened and equities and credit rallied strongly. This negatively impacted those GTT Advisors who had profited from the trends of the first quarter, including some macro discretionary GTT Advisors and trend-followers. However, some GTT Advisors were still able to end April positive because risk was reduced in losing trades, trend-followers, fundamental commodities GTT Advisors and some macro GTT Advisors successfully exploited a strong rally in energy and the more multi-strategy GTT Advisors profited as risk assets recovered.

Commodities were again a key driver of returns in May, as GTT Advisors continued to benefit from long positions in energy and from commodities trading broadly, particularly trend-followers and fundamental commodities GTT Advisors. Fixed income experienced positive results for most trend-followers, while it was more mixed for macro GTT Advisors. The tactical trading sector continued to perform well in June, while most markets sold off, with most sub-strategies and most GTT Advisors positive for the month. Trend-following GTT Advisors experienced very strong performance, capturing profits across markets. Performance was particularly strong in commodities, where long-biased positioning in energy and agriculture helped as many products rallied strongly, and in equities, where short positions gained as markets fell. Quantitative macro GTT Advisors were also strong performers, while discretionary macro GTT Advisors were more mixed. Despite a significant drop in equity markets, emerging markets GTT Advisors were profitable for the month as long/short trading produced gains.

For the Six Months Ended June 30, 2008

The tactical trading sector delivered strong performance in the first half of 2008, with positive contributions from both discretionary GTT Advisors and systematic trading GTT Advisors. GTT performed well as diversification helped to improve the risk-adjusted return. Performance was strong throughout the period despite a dip as a number of markets reversed in the later half of March and GTT Advisors gave back some returns.

Commodities trading was a key driver of returns for the first half of 2008. Systematic trading GTT Advisors, broadly long positioned, benefited from the strong commodities rally for much of the period. Despite March reversals in the markets, GTT Advisors were able to sustain gains across grains, energy, precious metals and soft metals. Discretionary commodity GTT Advisors posted mixed results. Agriculture-focused GTT Advisors generally delivered strong returns, while GTT Advisors with exposure to commodities-related equities experienced negative returns.

Fixed income trading experienced gains in the first half of 2008. Long exposures to global fixed income and yield curve trading, particularly in the U.S., benefited GTT Advisors for much of the second quarter. As markets reversed in March, GTT Advisors experienced notable losses in both relative value and directional trades. Macro GTT Advisors experienced mixed performance in fixed income trading over the second quarter while most commodity trading GTT Advisors experienced gains.

Foreign exchange trading posted profits over the period. Short U.S. dollar positions realized gains with the dollar declining to record levels against a number of currencies. In addition, long bias to emerging market currencies and long volatility trading in the major currencies contributed to performance. Performance declined slightly towards the end of the period as the U.S. dollar gained some strength.

Equities trading was about flat for the first half of 2008. Systematic traders profited from net short exposures to major indices, while many discretionary GTT Advisors experienced losses in long positions. In general, GTT Advisors reduced overall equity exposure because the markets proved difficult to navigate over the second quarter.

Goldman Sachs HFP Opportunistic Fund, LLC

As of June 30, 2008, HFPO represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2008. HFPO returned 2.28% and (2.50)%, respectively, for Class A Series 1 units for the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

Despite difficult equity market conditions over the second quarter, HFPO experienced strong positive performance. HFPO Advisors focused on equity market neutral strategies were the largest contributors to returns in the second quarter, generating strong returns in every month of the second quarter. Trades focused on Japan and the U.K. performed well, while U.S. and Europe focused trades experienced mixed performance. One quantitative macro HFPO Advisor experienced very strong performance driven by a rise in commodities markets. HFPO Advisors with exposure to natural gas trading and long energy exposure experienced positive performance over the second quarter as well. One HFPO Advisor finished the second quarter in negative territory as equity market reversals in June more than offset gains from earlier in the second quarter.

For the Six Months Ended June 30, 2008

HFPO Advisors focused on equity market neutral strategies experienced positive returns for the first half of 2008 as value factors generated positive returns across geographical regions. Equity market neutral strategies generated strong returns in every month of the first half of 2008, with the exception of March. Market reversals in March caused HFPO Advisors to give back some returns.

Quantitative macro strategies were very strong performers in the first half of 2008. One of the quantitative macro HFPO Advisors experienced very strong performance driven specifically by a rise in commodities markets. However, performance benefited from exposure to all four asset classes: commodities, fixed income, foreign exchange and equities trading. However, the other quantitative macro HFPO Advisor experienced negative performance early in 2008 from U.S. equity exposures in the consumer and technology sectors.

One HFPO Advisor with long exposure to energy and commodities experienced severe losses in the early part of 2008 and reduced exposures prevented that HFPO Advisor from capturing the upswing in commodities for the latter half of 2008.

One HFPO Advisor in particular experienced very significant losses as natural gas exposures moved away from their positions. This HFPO Advisor was a meaningful detractor from portfolio returns.

Performance for the Three and Six Months Ended June 30, 2007

The Company’s net trading profit/(loss) for the three and six months ended June 30, 2007 was $33,486,055 and $58,704,719, respectively, compared to $(4,725,910) and $39,109,322 for the three and six months ended June 30, 2006, respectively.

Overview

For the second quarter of 2007, all Investment Sectors (GELS, GFS, GRV and GTT) posted positive returns, with the strongest performance delivered by the tactical trading and equity long/short sectors. Strong global equity markets in April and May were a strong driver of performance for both sectors. All four hedge fund sectors were also profitable for the first half of 2007, with the strongest performance coming from the event driven sector. Emerging markets were a significant contributor to performance. The table below illustrates the portfolio weighting of each Investment Fund as of June 30, 2007 as well as each Investment Fund’s net return for the three and six months ended June 30, 2007.

	Portfolio Weight	Portfolio Weight as	Three Months Ended	Six Months Ended
	as a % of	a % of Adjusted	June 30, 2007	June 30, 2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	36.43%	34.79%	5.14%	8.78%
GFS	37.45%	35.76%	5.15%	10.77%
GRV	15.30%	14.60%	3.07%	7.01%
GTT	15.35%	14.66%	5.91%	6.84%

(1)	Members’ equity used in the calculation of the investments as a percentage of members’ equity is reduced for member redemptions that are paid after the balance sheet date, according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $32,058,148 that was payable after June 30, 2007.

(3)	These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2007, the Company’s Class A Series 1 units returned 4.37% and 7.80%, respectively, net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ (GELS, GFS, GRV and GTT) performance during the three and six months ended June 30, 2007 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2007, GELS represented approximately 35% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2007. GELS returned 5.14% and 8.78%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

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

Prices for energy and raw materials increased during the first half of 2007, with NYMEX crude rising 15.8% and copper and lead also rising 21% and 58%, respectively. Equity indices with exposure to those commodities also rallied, with the Amex Oil Services Index up 25% during the first half of 2007. Emerging markets, energy, and industrial equities outperformed during the first half of 2007, with the MSCI Emerging Markets (local) Index up 13.7% and the MSCI Cyclicals Index up 20%. Most GELS Advisors were long these sectors and benefited from this exposure. Merger and leveraged buyout activity also benefited many GELS Advisors, as several publicly owned companies were taken private at significant premiums. GELS Advisors with significant exposure to Japan underperformed due to their exposure to small-cap Japanese stocks. Other GELS Advisors with low net exposure also underperformed due to losses on their short positions. GELS Advisors that outperformed generally held large emerging market allocations or benefited from leveraged buyout activity in the first half of 2007.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2007, GFS represented approximately 36% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2007. GFS returned 5.15% and 10.77%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

For the Three Months Ended June 30, 2007

GFS Advisors delivered strong positive performance in the second quarter of 2007. Global equity indices began the quarter on a strong note, gaining over 3% in April and May. In June, the market excesses that had caused investors’ concern throughout the year peaked, as both the equity and high yield credit markets ended the month lower. Investors became concerned about rising Treasury yields, tighter debt-financing markets, sub-prime mortgage spillover, and higher oil prices. Despite this, mergers and acquisitions activity continued at a very strong pace, with over $1.6 trillion of deals being announced in the second quarter of 2007, a 70% increase over 2006 levels of activity for the same period. GFS Advisors benefited from the robust environment and were able to protect gains in June through credit/equity hedges and idiosyncratic security selection.

The high yield markets were volatile as investors worried about credit underwriting standards. Market participants expressed concern after several leveraged buyout-related debt offerings faced investor resistance towards the end of the second quarter of 2007. GFS Advisors focused on credit were hurt by this development as spreads on levered buyout-related financing widened; however, hedges helped to mitigate losses.

The second quarter of 2007 was marked by a significant deterioration of the sub-prime market, as two broker-dealer operated hedge funds focusing on mortgage-backed debt announced heavy losses. Several GFS Advisors profited from short exposure to the sector.

Emerging markets were a significant contributor to the strong performance of GFS Advisors during the second quarter of 2007, as the MSCI Emerging Markets Index was up over 14%.

For the Six Months Ended June 30, 2007

The first half of 2007 was a volatile period for global financial markets. Global equity indices began the year on a strong note, generating 1%-2% gains in January. However, after nine consecutive months of virtually uninterrupted gains, equity markets suffered a sudden and sharp sell-off on February 27. More turbulence followed when sub-prime mortgage providers in the U.S. experienced trouble as delinquencies and foreclosures rose sharply. Although equity markets recovered well in April and May, they experienced negative performance in June following leveraged buyout-related debt financing and sub-prime mortgage fears. With the exception of a few equity-oriented GFS Advisors who traded down in the month of June, GFS Advisors generally performed well in the face of this volatility.

The sub-prime market experienced substantial turbulence in the first half of 2007 as market participants became concerned about the health of low-quality borrowers. The first major dislocation event occurred at the end of February, with BBB and BBB-tranches of the ABX Index widening over 800 basis points following several bankruptcy announcements by major sub-prime loan originators. This decline was exacerbated in June as two broker-dealer operated hedge funds, focusing on mortgage-backed debt, announced heavy losses. GFS Advisors were net beneficiaries during the first half of 2007, as several were short single name credit default swaps and/or the ABX Index.

The accommodative credit market conditions that fueled the mergers and acquisitions and leveraged buyout boom since 2006 experienced a slight setback during the first half of 2007. In June, market participants expressed concern after several leveraged buyout-related debt offerings faced investor resistance towards the end of the second quarter. GFS Advisors experienced mixed results, depending upon the specific deals in which they were invested.

Global mergers and acquisitions activity was very strong in the first half of 2007, totaling approximately $2.6 trillion for the first six months of the year, a 40% increase over 2006 levels of activity during the same period. GFS Advisors were able to capitalize on the many investment opportunities this created in the area of merger arbitrage.

Emerging markets were a significant contributor to the performance of GFS Advisors during the first half of 2007, as the MSCI Emerging Markets Index was up over 17%.

Goldman Sachs Global Relative Value, LLC

As of June 30, 2007, GRV represented approximately 15% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2007. GRV returned 3.07% and 7.01%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

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

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2007, GTT represented approximately 15% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2007. GRV returned 5.91% and 6.84%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2007.

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

Comparison of Selected Financial Information for the Three and Six Months Ended June 30, 2008 and June 30, 2007

Interest Income

Interest income for the three and six months ended June 30, 2008 was $75,505 and $168,227, respectively, compared to the three and six months ended June 30, 2007 of $54,825 and $94,353, respectively. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and six months ended June 30, 2008 was $2,243,364 and $4,415,987, respectively, compared to the three and six months ended June 30, 2007 of $2,219,059 and $4,321,162, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the increase in the expense was due to fluctuations in the Company’s net assets for the periods ended June 30, 2008 compared to the same periods in 2007.

Professional fees for the three and six months ended June 30, 2008 were $342,956 and $508,442, respectively, compared to the three and six months ended June 30, 2007 of $108,926 and $197,952, respectively. The increase in professional fees for the periods ended June 30, 2008 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered Company and the costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest expense for the three and six months ended June 30, 2008 was $20,223 and $40,445, respectively, compared to the three and six months ended June 30, 2007 of $46,132 and $92,199, respectively. The decrease in interest expense for the periods ended June 30, 2008 compared to the same periods in 2007 was due to a reduction in commitment fees as a result of a decrease in the facility amount available to borrow which is subject to such fees.

Miscellaneous expenses for the three and six months ended June 30, 2008 were $82,210 and $119,026, respectively, compared to the three and six months ended June 30, 2007 of $162,445 and $177,955, respectively.

Incentive Allocation

The incentive allocation for the three and six months ended June 30, 2008 was $517,864 and $520,076, respectively, compared to the three and six months ended June 30, 2007 of $1,550,216 and $2,700,490, respectively. The change in incentive allocation was due to a decrease in net income from operations for the periods.

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

The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company recently has been accepting additional amounts of new subscriptions and continued to do so through June 30, 2008. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received subscriptions from new and existing investors of $49,438,000 and $79,356,266, respectively, during the three and six months ended June 30, 2008 and of $10,970,000 and $15,730,000, respectively, during the three and six months ended June 30, 2007.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has increased from earlier periods because investors have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions of $28,695,211 and $51,403,356 during the three and six months ended June 30, 2008, respectively, and $23,430,775 and $44,243,744 during the three and six months ended June 30, 2007, respectively. The Company had Redemptions payable in the amount of $21,029,479 payable after June 30, 2008. The Company funded the redemptions made in 2007 and in January, April and July 2008 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its credit facility to fund July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in July 2008 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a credit facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its credit facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of June 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of June 30, 2008, the Company had Cash and cash equivalents on hand of $14,122,394. As of December 31, 2007, the Company had Cash and cash equivalents on hand of $3,425,673.

Investments as of June 30, 2008 were $729,336,525 as compared to $702,436,288 as of December 31, 2007. The increase was due to net profit earned by the Company from the Investment Funds plus net purchases of Investment Funds made by the Company during the six months ended June 30, 2008.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2008 was $1,522,651 as compared to $2,181,659 as of December 31, 2007. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value (“NAV”) of the Company. The decrease in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member and fluctuation in the NAV.

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

None.

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

Fair value

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. The Company adopted SFAS No. 157 in January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 2 of the Company’s financial statements.

Fair values of interests in Investment Funds are determined utilizing NAV information supplied by each individual Investment Fund that is net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments in investment funds managed by Advisors (each an “Advisor Fund” and collectively the “Advisor Funds”), market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. For the six months ended June 30, 2008 and the fiscal year ended December 31, 2007, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

June 30, 2008

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	0.10%	30.49%
GFS	—%	37.20%
GRV	0.97%	8.38%
GTT	—%	17.94%
HFPO	0.53%	4.39%

Total	1.60%	98.40%

December 31, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	6.32%	25.82%
GFS	—%	36.66%
GRV	1.15%	10.86%
GTT	0.55%	13.40%
HFPO	0.82%	4.42%

Total	8.84%	91.16%

The change in percentages between June 30, 2008 and December 31, 2007 were primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external Advisors.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investment Funds on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).

The valuation provisions of the Company’s amended limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of June 30, 2008 and as of December 31, 2007, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2008 to June 30, 2008 and from January 1, 2007 to December 31, 2007. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2008
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investment Fund	Equity(9)		Equity(8)		at Risk	(In millions)	Liquidity

GELS	30.97%		30.09%		$223,121,108	$(0.6)	(1)
GFS	37.66%		36.59%		271,292,473	3.7	(2)
GRV	9.46%		9.20%		68,175,236	1.9	(3)
GTT	18.17%		17.65%		130,855,626	10.9	(4)
HFPO	4.98%		4.84%		35,892,082	(1.0)	(5)

Total	101.24	%(6)	98.37	%(7)	$729,336,525	$14.9

	Year Ended December 31, 2007
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investment Fund	Equity(9)		Equity(8)		at Risk	(In millions)	Liquidity

GELS	33.16%		32.09%		$225,759,808	$26.0	(1)
GFS	37.84%		36.62%		257,594,595	45.2	(2)
GRV	12.38%		11.99%		84,319,166	4.3	(3)
GTT	14.39%		13.92%		97,949,282	14.4	(4)
HFPO	5.41%		5.23%		36,813,437	(2.0)	(5)

Total	103.18	%(6)	99.85	%(7)	$702,436,288	$87.9

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity, because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable after the balance sheet date.

(7)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $21,029,479 that was payable after June 30, 2008 and $22,708,145 that was payable after December 31, 2007.

(8)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $21,029,479 that was payable after June 30, 2008 and $22,708,145 that was payable after December 31, 2007.

(9)	Member’s equity used in the calculation of the investments as a percentage of member’s equity is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2008, the Managing Member had full position level transparency for approximately 16% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of between 18-40 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

Quantitative analysis is combined with judgment to determine weightings; strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investment Funds were 30% GELS, 37% GFS, 9% GRV, 18% GTT and 5% HFPO as of June 30, 2008 as a percentage of adjusted members’ equity, which excluded redemptions paid after June 30, 2008. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2008 to June 30, 2008, aggregate subscriptions totaled $79,356,266. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2008	Class A Series 45	77,622.13	16	$7,762,213.00
February 1, 2008	Class A Series 46	149,310.53	21	14,931,053.00
March 1, 2008	Class A Series 47	72,250.00	10	7,225,000.00
April 1, 2008	Class A Series 48	126,500.00	20	12,650,000.00
May 1, 2008	Class A Series 49	145,800.00	17	14,580,000.00
June 1, 2008	Class A Series 50	222,080.00	21	22,208,000.00

Total		793,562.66	105	$79,356,266.00

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive allocation and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $28,695,211 during the three months ended June 30, 2008.

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

In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks that could impact the likelihood that any forward-looking statements will come true:

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

Date: August 14, 2008

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002