Form 10-Q
period 2008-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2008-11-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or
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

The Registrant had 5,241,936.30 Units of Limited Liability Company Interests outstanding as of November 14, 2008.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2008 and December 31, 2007

	(Unaudited)			(Audited)
	2008			2007
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$199,757,773	29.79%	29.13%	$225,759,808	33.16%	32.09%
Goldman Sachs Global Fundamental Strategies, LLC	247,198,258	36.86%	36.05%	257,594,595	37.84%	36.62%
Goldman Sachs Global Relative Value, LLC	68,904,906	10.28%	10.05%	84,319,166	12.38%	11.99%
Goldman Sachs Global Tactical Trading, LLC	122,413,226	18.25%	17.85%	97,949,282	14.39%	13.92%
Goldman Sachs HFP Opportunistic Fund, LLC	35,388,447	5.28%	5.16%	36,813,437	5.41%	5.23%

Total investments in Investees (cost $590,123,525 and $532,669,888, respectively)	$673,662,610	100.46%	98.24%	$702,436,288	103.18%	99.85%

The Company’s aggregate proportionate share of the following underlying investment of the Investee represented greater than 5% of the Company’s members’ equity at September 30, 2008 and December 31, 2007.

	September 30, 2008
	Underlying	Proportionate share		% of adjusted
Investee	investment	of fair value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$36,806,363	5.49%	5.37%

	December 31, 2007
	Underlying	Proportionate share		% of adjusted
Investee	investment	of fair value	% of members’ equity(1)	members’ equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.	$38,952,802	5.72%	5.54%

(1)	Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the fair value of each of the investees and the underlying investments as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $15,166,903 after September 30, 2008 and Redemptions payable in the amount of $22,708,145 after December 31, 2007.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	2008	2007

ASSETS
Assets:
Investments in Investees (cost $590,123,525 and $532,669,888, respectively)	$673,662,610	$702,436,288
Cash and cash equivalents	14,084,346	3,425,673

Total assets	$687,746,956	$705,861,961

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$15,166,903	$22,708,145
Due to managing member	1,460,716	2,181,659
Due to bank	6,667	6,889
Accounts payable and accrued liabilities	567,571	181,186

Total liabilities	17,201,857	25,077,879
Members’ equity (units outstanding 5,137,586.30 and 4,588,504.15, respectively)	670,545,099	680,784,082

Total liabilities and members’ equity	$687,746,956	$705,861,961

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss)	$587,006,014	$511,017,682
Accumulated net unrealized profit/(loss)	$83,539,085	$169,766,400

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2008 and September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income from trading:
Equity in earnings of investees:
Realized profit/(loss)	$12,250,438	$16,115,116	$36,453,637	$35,599,732
Change in unrealized profit/(loss)	(76,924,353)	(16,748,121)	(86,227,315)	22,471,982

Net trading profit/(loss)	(64,673,915)	(633,005)	(49,773,678)	58,071,714
Interest income	98,932	170,755	267,159	265,108
Expenses:
Management fee	2,204,889	2,133,593	6,620,876	6,454,755
Professional fees	304,485	103,358	812,927	301,310
Interest expense	20,444	171,194	60,889	263,393
Miscellaneous expenses	43,419	49,863	162,445	227,818

Total expenses	2,573,237	2,458,008	7,657,137	7,247,276

Net investment income/(loss)	(2,474,305)	(2,287,253)	(7,389,978)	(6,982,168)

Net income/(loss)	(67,148,220)	(2,920,258)	(57,163,656)	51,089,546
Less: Incentive allocation to the managing member	(505,602)	(144,463)	14,474	2,556,027

Net income/(loss) available for pro-rata allocation to members	$(66,642,618)	$(2,775,795)	$(57,178,130)	$48,533,519

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2008 (Unaudited)
and for the year ended December 31, 2007 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Balance at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474
Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Balance at December 31, 2007	—	4,588,504.15	680,784,082	680,784,082
Subscriptions	—	1,118,162.66	111,816,266	111,816,266
Redemptions	(14,474)	(433,593.22)	(64,877,119)	(64,891,593)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(57,178,130)	(57,178,130)

Balance at September 30, 2008	$—	5,137,586.30	$670,545,099	$670,545,099

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the nine months ended September 30, 2008 and September 30, 2007

	2008	2007

Cash flows from operating activities
Net income/(loss)	$(57,163,656)	$51,089,546
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Purchases of investments	(141,000,000)	(65,600,000)
Proceeds from sales of investments	120,000,000	124,000,000
Realized profit/(loss) from sales of investments	(36,453,637)	(35,599,732)
Change in unrealized profit/(loss)	86,227,315	(22,471,982)
Increase/(decrease) in operating liabilities:
Due to managing member	(720,943)	2,193,488
Due to bank	(222)	—
Accounts payable and accrued liabilities	386,385	10,569

Net cash from operating activities	(28,724,758)	53,621,889

Cash flows from financing activities
Subscriptions	111,816,266	31,505,500
Redemptions	(72,432,835)	(76,301,892)
Proceeds from loan	—	20,171,194
Repayments of loan	—	(20,174,710)

Net cash from financing activities	39,383,431	(44,799,908)

Net change in cash and cash equivalents	10,658,673	8,821,981
Cash and cash equivalents at beginning of period	3,425,673	1,224,850

Cash and cash equivalents at end of period	$14,084,346	$10,046,831

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$61,111	$266,909

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 1 –	Significant accounting policies

Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors (the “Investment Sectors”) through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”), commodity pool operator of the Company and a registered investment adviser.

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under SFAS No. 157 are described in “Note 2 — Investments in Investees.”

Consolidation

During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 1 –	Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the Investees at September 30, 2008 and December 31, 2007:

	September 30, 2008
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$199,757,773	$632,112,815	31.60%	$667,790,378	29.91%
GFS	247,198,258	866,085,982	28.54%	914,133,601	27.04%
GRV	68,904,906	250,821,470	27.47%	276,014,171	24.96%
GTT	122,413,226	253,274,982	48.33%	271,274,982	45.13%
HFPO	35,388,447	89,551,737	39.52%	89,551,737	39.52%

Total	$673,662,610

	December 31, 2007
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$225,759,808	$766,588,143	29.45%	$843,755,327	26.76%
GFS	257,594,595	972,766,382	26.48%	1,060,284,572	24.29%
GRV	84,319,166	252,699,023	33.37%	319,010,784	26.43%
GTT	97,949,282	204,678,528	47.86%	239,742,530	40.86%
HFPO	36,813,437	93,157,724	39.52%	93,157,724	39.52%

Total	$702,436,288

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable after September 30, 2008 and December 31, 2007, respectively.

Equity in earnings of investees

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on investments as well as the Advisors’ management, incentive and administration fees and all other income/expenses. See “Note 2 — Investments in Investees” for further information.

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
September 30, 2008

Note 1 –	Significant accounting policies (continued)

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member’s capital account bears to the total balance of all members’ capital accounts. The Managing Member earns an annual incentive allocation equal to 5.0% of any new appreciation in the NAV of each series. Any depreciation in the NAV of a series must be recouped prior to the Managing Member earning an incentive allocation.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax positions for the open tax years and has determined that the implementation of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB, and ongoing analysis of tax laws, regulations and interpretations thereof.

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

Note 2 –	Investments in Investees

The Investees seek capital appreciation over time by investing primarily within one of the following hedge fund sectors (the “Investment Sectors”): the equity long/short sector, the event driven sector, the relative value sector, and

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 2 –	Investments in Investees (continued)

the tactical trading sector. The Company’s investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing NAV information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees in the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investees of their assets with the various Advisors and the performance of each of those Advisors. The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company’s Equity in earnings of investees for the three and nine months ended September 30, 2008 and 2007:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Investee	Liquidity	2008	2007	2008	2007

GELS	(1)	$(26,363,336)	$(2,232,203)	$(27,002,036)	$17,997,084
GFS	(2)	(26,094,214)	7,876,582	(22,396,336)	32,763,728
GRV	(3)	(3,270,330)	(4,711,272)	(1,414,260)	2,185,285
GTT	(4)	(8,442,400)	2,310,834	2,463,944	9,002,563
HFPO	(5)	(503,635)	(3,876,946)	(1,424,990)	(3,876,946)

Total		$(64,673,915)	$(633,005)	$(49,773,678)	$58,071,714

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 2 –	Investments in Investees (continued)

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

Management fees and incentive allocations/fees

Information regarding the actual management fees and incentive allocations/fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level at September 30, 2008 and September 30, 2007. The weighted average is based on the period end fair values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 2 –	Investments in Investees (continued)

	September 30, 2008		September 30, 2007
	Management	Incentive	Management	Incentive
Investee	fees	allocations/fees	fees	allocations/fees

GELS	1.66%	19.78%	1.48%	20.18%
GFS	1.67%	19.81%	1.53%	19.86%
GRV	1.73%	20.84%	1.59%	20.84%
GTT	2.28%	22.31%	2.06%	22.54%
HFPO	1.89%	21.33%	1.67%	18.44%

The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at September 30, 2008 and December 31, 2007:

Investee	September 30, 2008	December 31, 2007

GELS	$178,423,100	$168,574,601
GFS	200,041,246	171,521,192
GRV	66,515,404	76,051,896
GTT	106,333,775	77,712,199
HFPO	38,810,000	38,810,000

Total	$590,123,525	$532,669,888

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 2 –	Investments in Investees (continued)

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption activity and the existence or absence of certain restrictions. The table below sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at September 30, 2008:

	Level 1	Level 2	Level 3	Total

Investments in other hedge funds	$—	$673,662,610	$—	$673,662,610

Total	$—	$673,662,610	$—	$673,662,610

Note 3 –	Fees

The Company incurs a monthly management fee accruing daily to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee to SEI Global Services, Inc. (“SEI”) which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of investees in the Statement of Operations. For the three months ended September 30, 2008 and September 30, 2007, the administration fee charged at the Investee level totaled $84,733 and $60,819, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the administration fee charged at the Investee level totaled $254,686 and $239,137, respectively.

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

In the ordinary course of business, GS HFS, in its capacity as managing member of the Company and the Investees, attempts to manage a variety of risks, including market, credit, operational and liquidity risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. GS HFS monitors risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

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
September 30, 2008

Note 4 –	Risk management (continued)

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of mitigating the Company’s operational risk.

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company provides for the subscription and redemption of units and it is therefore exposed to the liquidity risk of meeting unitholder redemptions. The Company currently maintains a committed credit facility with a major financial institution which may be used to meet unitholder redemptions. See “Note 6 — Borrowing Facility” for further information.

The Company’s investments in the Investees can be redeemed on a limited basis as detailed in “Note 2 — Investments in Investees”. As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements, or to respond to specific events such as deterioration in the creditworthiness of any particular Investee.

Certain of the investments held by the Investees are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may, at their discretion, transfer a portion of the Investees’ investment into side pocket share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum. These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The Advisors of the investments held by the Investees also may, at their discretion, suspend redemptions which could impact the Company’s ability to meet unitholder redemptions.

Note 5 –	Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at September 30, 2008 and December 31, 2007.

Included in the Redemptions payable in the Balance Sheet at September 30, 2008 and December 31, 2007 were redemptions due to the Managing Member of $14,474 and $3,885,293, respectively.

For the period from July 1, 2008 to September 30, 2008, the Company earned dividends of $98,344 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At September 30, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund in the amount of $14,058,344.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at September 30, 2008 and December 31, 2007.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 6 –	Borrowing facility

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (a) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (b) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at September 30, 2008 or December 31, 2007. Included in Due to bank on the Balance Sheet are amounts owed for commitment fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 7 –	Members’ equity

At September 30, 2008 and December 31, 2007, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units as provided in the Company’s private placement memorandum. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the nine months ended September 30, 2008 and the year ended December 31, 2007 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2008		December 31,2007
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	295,317.71	$45,148,615	319,714.29	$43,832,922
Series 21	—	—	(20,000.00)	(2,180,597)
Series 22	—	—	(126,060.00)	(13,362,621)
Series 23	—	—	(17,500.00)	(1,846,363)
Series 24	—	—	(16,500.00)	(1,713,051)
Series 25	—	—	(26,000.00)	(2,660,197)
Series 26	—	—	(5,000.00)	(521,404)
Series 27	—	—	(19,000.00)	(1,990,075)
Series 28	—	—	(79,750.00)	(8,361,171)
Series 29	—	—	(20,000.00)	(2,081,244)
Series 30	—	—	(6,020.00)	(630,689)
Series 31	—	—	(39,000.00)	(4,025,172)
Series 32	—	—	(44,000.00)	(4,460,338)
Series 33	(10,000.00)	(1,115,107)	—	—
Series 34	(10,010.00)	(1,098,794)	—	—
Series 35	(27,595.00)	(3,005,067)	—	—
Series 36	(37,000.00)	(3,993,991)	—	—
Series 37	(34,000.00)	(3,611,289)	—	—
Series 38	(38,700.00)	(4,022,981)	—	—
Series 39	(31,750.00)	(3,283,841)	—	—
Series 40	(51,000.00)	(5,280,566)	—	—
Series 41	(75,000.00)	(7,918,349)	—	—
Series 42	(54,000.00)	(5,608,852)	—	—
Series 43	(27,750.00)	(2,785,064)	—	—
Series 44	(34,000.00)	(3,424,714)	—	—

Total	(135,487.29)	$—	(99,115.71)	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 7 –	Members’ equity (continued)

	Nine Months Ended		Year Ended
	September 30, 2008		December 31, 2007
	Units	Amount	Units	Amount

Subscriptions
Class A
Series 33	—	$—	10,000.00	$1,000,000
Series 34	—	—	10,010.00	1,001,000
Series 35	—	—	27,595.00	2,759,500
Series 36	—	—	37,000.00	3,700,000
Series 37	—	—	34,000.00	3,400,000
Series 38	—	—	38,700.00	3,870,000
Series 39	—	—	31,750.00	3,175,000
Series 40	—	—	51,000.00	5,100,000
Series 41	—	—	75,000.00	7,500,000
Series 42	—	—	54,000.00	5,400,000
Series 43	—	—	27,750.00	2,775,000
Series 44	—	—	34,000.00	3,400,000
Series 45	77,622.13	7,762,213	—	—
Series 46	149,310.53	14,931,053	—	—
Series 47	72,250.00	7,225,000	—	—
Series 48	126,500.00	12,650,000	—	—
Series 49	145,800.00	14,580,000	—	—
Series 50	222,080.00	22,208,000	—	—
Series 51	126,300.00	12,630,000	—	—
Series 52	108,750.00	10,875,000	—	—
Series 53	89,550.00	8,955,000	—	—

Total	1,118,162.66	$111,816,266	430,805.00	$43,080,500

Redemptions
Class A
Series 1	433,593.22	$64,877,119	671,424.67	$98,845,744

Total	433,593.22	$64,877,119	671,424.67	$98,845,744

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 7 –	Members’ equity (continued)

At September 30, 2008 and December 31, 2007, members’ equity consists of the following:

	September 30, 2008			December 31, 2007
	Units	Net	NAV	Units	Net	NAV
	outstanding	asset value	per unit	outstanding	asset value	per unit

Non-managing members
Class A
Series 1	4,019,423.64	$566,997,525	$141.06	4,157,699.15	$635,635,467	$152.88
Series 33	—	—	—	10,000.00	1,115,107	111.51
Series 34	—	—	—	10,010.00	1,098,794	109.77
Series 35	—	—	—	27,595.00	3,005,067	108.90
Series 36	—	—	—	37,000.00	3,993,991	107.95
Series 37	—	—	—	34,000.00	3,611,289	106.21
Series 38	—	—	—	38,700.00	4,022,981	103.95
Series 39	—	—	—	31,750.00	3,283,841	103.43
Series 40	—	—	—	51,000.00	5,280,566	103.54
Series 41	—	—	—	75,000.00	7,918,349	105.58
Series 42	—	—	—	54,000.00	5,608,852	103.87
Series 43	—	—	—	27,750.00	2,785,064	100.36
Series 44	—	—	—	34,000.00	3,424,714	100.73
Series 45	77,622.13	7,162,224	92.27	—	—	—
Series 46	149,310.53	14,018,538	93.89	—	—	—
Series 47	72,250.00	6,644,166	91.96	—	—	—
Series 48	126,500.00	11,841,804	93.61	—	—	—
Series 49	145,800.00	13,520,975	92.74	—	—	—
Series 50	222,080.00	20,221,415	91.05	—	—	—
Series 51	126,300.00	11,493,441	91.00	—	—	—
Series 52	108,750.00	10,164,750	93.47	—	—	—
Series 53	89,550.00	8,480,261	94.70	—	—	—

Subtotal	5,137,586.30	670,545,099		4,588,504.15	680,784,082

Managing member		—			—

Total members’ equity		$670,545,099			$680,784,082

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note 8 –	Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$154.91	$147.80	$152.88	$137.10
Income from operations:
Net trading profit/(loss)	(13.44)	(0.17)	(10.24)	12.08
Net investment income/(loss)(1)(2)	(0.41)	(0.46)	(1.58)	(2.01)

Total income/(loss) from operations	(13.85)	(0.63)	(11.82)	10.07

Net asset value, end of period	$141.06	$147.17	$141.06	$147.17

Ratios to average net assets(3)
Expenses	1.45%	1.43%	1.44%	1.41%
Incentive allocation	(0.07)%	(0.02)%	0.00%	0.38%

Total expenses and incentive allocation	1.38%	1.41%	1.44%	1.79%

Net investment income/(loss)	(1.32)%	(1.31)%	(1.39)%	(1.74)%

Total return (prior to incentive allocation)(4)	(9.01)%	(0.44)%	(7.73)%	7.72%
Incentive allocation(4)	0.07%	0.02%	0.00%	(0.38)%

Total return(4)	(8.94)%	(0.42)%	(7.73)%	7.34%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2008, the Company had total assets of $687,746,956 compared with total assets of $705,861,961 as of December 31, 2007. Total liabilities of the Company were $17,201,857 as of September 30, 2008 compared with $25,077,879 as of December 31, 2007. Member’s equity of the Company was $670,545,099 as of September 30, 2008 compared with $680,784,082 as of December 31, 2007.

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

The Company believes that its direct exposure to the subprime mortgage sector is limited, but the Company only has limited transparency with respect to the positions of the Investment Funds’ various Advisors and different Advisors take different investment positions with respect to the subprime mortgage sector. As a result, the Company is not able to evaluate just how much of its return for the three and nine months ended September 30, 2008 was impacted by the position of Advisors with exposure to the subprime mortgage sector nor is the Company in a position to quantify for investors its exposure to subprime mortgage assets.

In addition, the performance described herein is based in part on estimates of the recovery value of the Investment Funds’ various Advisors’ assets currently held at Lehman Brothers and/or amounts owed to such Advisors by Lehman Brothers. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman Brothers insolvency proceedings, and therefore the amounts ultimately recovered from Lehman Brothers could be materially different than such estimates. Accordingly, the estimated values set forth herein may not completely reflect the impact of potential losses. When realized, such losses could adversely impact the performance of the Company. Such estimates of recovery value may be revised at any time as the Company continues to assess the Advisors’ exposure to the bankruptcy of Lehman Brothers.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

The following presents a summary of the operations for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007, and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three and Nine Months Ended September 30, 2008

The Company’s net trading profit/(loss) for the three and nine months ended September 30, 2008 was $(64,673,915) and $(49,773,678), respectively, compared to $(633,055) and $58,071,714 for the three and nine months ended September 30, 2007, respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The third quarter of 2008 experienced a significant amount of volatility and negative performance in what has been widely noted as one of the most difficult quarters for hedge funds on record. All Investment Sectors were negatively affected by extreme volatility in the equity and credit markets and each of GELS, GFS, GTT, GRV and HFPO finished the third quarter in negative territory. In the third quarter, GELS and GFS were the largest detractors from returns as GELS and GFS Advisors with exposure to emerging markets and material/commodity related companies suffered disproportionately when these trades reversed. GELS and GFS Advisors with lower levels of gross and net portfolio exposure and more diversified portfolios were less susceptible to the market swings and tended to outperform their peers. GTT, GRV and HFPO experienced losses as dramatic swings, multiple market reversals and significantly worsening liquidity created extremely difficult trading conditions. The first nine months of 2008 were challenging for Advisors amidst volatility across equity and credit markets globally. After delivering strong returns for the first half of the year, GELS and GFS were the largest detractors from returns over the first nine months of 2008. For the first six months of 2008, long positions in material and commodity related companies and short positions in financial companies were among the largest drivers of returns. However, these trades reversed in the beginning of June and Advisors with exposure to these positions suffered disproportionately. GRV erased gains from the first half of the year due to an increase in volatility and a decrease in liquidity across markets starting in July. HFPO experienced losses from natural gas exposures and increasingly volatile market conditions. GTT was the only Investment Fund to finish the nine month period in positive territory. GTT Advisors experienced strong gains from commodities and volatility trading over the first half of the year and were able to preserve returns by reversing and reducing exposures in the third quarter. The Company cannot predict which of the Investment Sectors, and accordingly, which Investment Fund, will perform the best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of September 30, 2008 as well as each Investment Fund’s net return for the three and nine months ended September 30, 2008.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	as a % of Adjusted	September 30, 2008	September 30, 2008
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	29.79%	29.13%	(11.79)%	(11.98)%
GFS	36.86%	36.05%	(9.62)%	(8.35)%
GRV	10.28%	10.05%	(4.57)%	(1.94)%
GTT	18.25%	17.85%	(6.48)%	2.66%
HFPO	5.28%	5.16%	(1.40)%	(3.87)%

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $15,166,903 that was payable after September 30, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV, GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2008, the Company’s Class A Series 1 units returned (8.94)% and (7.73)%, respectively, net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the three and nine months ended September 30, 2008 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2008, GELS represented approximately 29% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2008. GELS returned (11.79)% and (11.98)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2008

The third quarter was one of the most difficult on record for GELS Advisors as they faced a volatile market environment and declining equity prices. The quarter had a difficult start as July was characterized by a sharp second half rally in the financials sector and steep losses among energy and materials stocks. Long positions in energy and materials names and short positions in financials and real estate contributed to losses for a number of the GELS Advisors. In August, long equity holdings in commodity related equities (specifically energy and materials) continued to weigh on returns, as did long holdings in emerging markets. In September, equity markets globally experienced unprecedented volatility as dramatic developments in the financial sector, including the ban of short selling in varying degrees globally, created a difficult investing environment. Continued de-leveraging (the process of reducing financial instruments or borrowed capital previously used to increase the potential return of an investment) led to downward pressure across all sectors, particularly the energy and materials sectors as well as selected technology and telecom companies. The rapidly changing environment in the financials sector also led to increased volatility among financial firms which led to both gains and losses for GELS Advisors.

Despite the difficult market performance during the third quarter, GELS Advisors that maintained relatively low levels of both gross and net exposure were able to avoid significant losses. GELS Advisors with higher levels of exposure and more concentrated portfolios were more susceptible to the market swings and tended to underperform their peers. Additionally, GELS Advisors with meaningful exposure to companies with the highest levels of hedge fund ownership also suffered losses as broad de-leveraging exaggerated declines when hedge funds broadly reduced their holdings. Selected GELS Advisors, however, were able to take advantage of strong stock selection across various sectors, particularly technology, consumer, healthcare and financials positions.

For the Nine Months Ended September 30, 2008

For the first half of the year, despite very volatile global equity markets, many GELS Advisors were able to outperform global markets, with several achieving strong gains. Many GELS Advisors entered the year with reduced risk levels given the uncertainty. Lower risk levels benefited GELS Advisors as the year had a difficult start as January experienced significant intra-month volatility and a wide dispersion of performance by GELS Advisors. January experienced broad-based selling globally, led by sectors and markets which realized the largest gains in 2007, including energy, technology and emerging markets. In February, markets continued downward, although many GELS Advisors posted gains as a rise in commodity related equities and short positions in the financials, telecom and technology sectors benefited portfolios. March, much like January, experienced significant intra-month volatility. GELS Advisors accumulated losses due to a rally in the financials sector during the second half of the month, while weakness in long energy/commodity positions and long emerging market positions also weighed on returns. GELS Advisors broadly benefited as markets seemed to rebound in April and May. Top performing GELS Advisors had long exposure to energy, basic materials and technology equities, as well as short positions in financials. However, the period ended much as it had begun. In June, the equity markets reversed and gave back all of April and May’s gains. Even so, many of the GELS Advisors mitigated losses and a number of GELS Advisors finished the second quarter in positive territory. Over the third quarter, however, GELS Advisors experienced an extreme reversal in many of the key drivers of performance for the first half of the year. In July, there was a sharp second half rally in the financials sector and steep losses among energy and materials stocks. Long positions in energy and materials names and short positions in financials and real estate contributed to losses for a number of the GELS Advisors. In September, equity markets globally experienced unprecedented volatility as dramatic developments in the financial sector, including the ban on short selling in varying degrees globally, created a difficult investing environment. Continued de-leveraging led to downward pressure across all sectors, particularly the energy and materials sectors as well as selected technology and telecom companies. The rapidly changing environment in the financials sector also led to increased volatility among financial firms which led to both gains and losses for GELS Advisors.

For the first half of the year, GELS Advisors with defensive portfolio positioning and short positions in financials, industrials and consumer names were able to withstand the market volatility. Additionally, GELS Advisors were able to take advantage of volatility in single stocks and generate returns through short term trading. Underperforming GELS Advisors had long exposure to emerging markets, financials and consumer names. Certain GELS Advisors also collected losses due to untimely adjustments of portfolio and sector exposures throughout the period. In the third quarter, favorable positions reversed leading to losses. A number of GELS Advisors who adjusted risk prior to market rallies in late January and March crystallized losses and were not able to fully participate in the market’s recovery. GELS Advisors who increased exposures following the market rally in April and May experienced severe losses when markets reversed in June. Despite the difficult market performance during the third quarter, GELS Advisors that maintained relatively low levels of both gross and net exposure were able to avoid significant losses. GELS Advisors with higher levels of exposure and more concentrated portfolios were more susceptible to the market swings and tended to underperform their peers. Additionally, GELS Advisors with meaningful exposure to companies with the highest levels of hedge fund ownership also suffered losses as broad de-leveraging exaggerated declines when hedge funds broadly reduced their holdings. Selected GELS Advisors, however, were able to take advantage of strong stock selection across various sectors, particularly technology, consumer, healthcare and financials positions. Shorter term trading was also beneficial as GELS Advisors were able to take advantage of single stock volatility by actively trading around positions to enhance gains.

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2008, GFS represented approximately 36% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2008. GFS returned (9.62)% and (8.35)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2008

GFS experienced a significant amount of volatility and negative performance in the third quarter in what has been widely noted as the most difficult quarter for hedge funds on record. GFS Advisors with exposure to emerging markets and material/commodity related companies suffered disproportionately. Additionally, credit oriented GFS Advisors had difficulty as the bank debt and high yield markets traded down on technical pressure and became even more illiquid, especially in September. Difficult conditions in the credit markets were exacerbated by concerns about counterparty risk and its effect on credit default swap positions. Several multi-strategy GFS Advisors in the portfolio were able to protect capital in July and August, although increased risk aversion and deleveraging led to significant losses in September. Exposure to merger arbitrage was beneficial in the first half of the quarter with several GFS Advisors profiting from Anheuser-Busch’s $52 billion announced acquisition by InBev while others were hurt in September as merger spreads widened significantly.

For the Nine Months Ended September 30, 2008

Despite negative performance from global equity and credit markets over the first half of the year, many GFS Advisors performed reasonably well. Hedges and short positions were meaningful contributors to performance as GFS Advisors entered the year with a defensive stance. Hedges implemented through subprime mortgage bonds, emerging/developed markets credit and equity indices helped to dampen volatility. In the third quarter, GFS experienced a significant amount of volatility and negative performance in what has been widely noted as the most difficult quarter for hedge funds on record. GFS Advisors with exposure to emerging markets and materials/commodity related companies suffered disproportionately as these trades reversed.

Credit-oriented GFS Advisors were the largest contributors to performance for the first half of 2008. Short subprime exposures drove profits in the first quarter. In the second quarter, most credit-oriented GFS Advisors were able to protect capital as many of them were positioned to have neutral to net short exposure to the market given their cautious view on the broader markets. Equity and credit market hedge positions proved to be beneficial for GFS Advisors. In the third quarter, credit oriented GFS Advisors had difficulty as the bank debt and high yield bond markets traded down on technical pressure and became even more illiquid, especially in September. Difficult conditions in the credit markets were exacerbated by concerns about counterparty risk and its effect on credit default swap positions.

Merger arbitrage was mixed for the first three quarters of the year. GFS Advisors experienced losses in the first quarter as major deals such as Clear Channel Communications, Inc., BCE Inc. and Alliance Data Systems Corporation traded down on heightened concerns about financing. However, the announcement that the leveraged buy-out of Clear Channel Communications, Inc. came to a conclusion on re-negotiated terms in the second quarter led to profits for some GFS Advisors. This was slightly offset by the announcement of the Hexion/Huntsman deal break. In the third quarter, several GFS Advisors profited from Anheuser-Busch’s $52 billion announced acquisition by InBev while others were hurt in September as merger spreads widened significantly.

Goldman Sachs Global Relative Value, LLC

As of September 30, 2008, GRV represented approximately 10% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2008. GRV returned (4.57)% and (1.94)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2008

GRV struggled during the third quarter as markets experienced extreme dislocations and poor liquidity. Volatility trading strategies generated positive returns in the U.S. Equity market neutral strategies detracted each month during the third quarter, but were particularly hurt in September as global de-leveraging negatively impacted portfolios. Emerging markets strategies were also negative, as poor liquidity and high volatility led to very difficult trading conditions and GRV Advisors were negatively affected by country news, which was often politically driven. Generally, commodity-rich countries detracted in the third quarter. Fixed income strategies experienced mixed, but generally more muted returns, as GRV Advisors have been running with low exposures due to high volatility. Multi-strategy GRV Advisors generally had difficulty in the quarter as they were also negatively impacted by poor market liquidity, particularly in strategies such as convertible arbitrage late in the third quarter.

For the Nine Months Ended September 30, 2008

The volatile environment continued to create opportunities across most relative value strategies in the first half of the year, although market volatility led to a wider dispersion of returns among GRV Advisors. However, GRV Advisors struggled during the third quarter as markets experienced extreme dislocations and poor liquidity.

Volatility trading strategies generated the strongest returns with profits coming from single stock volatility positions. Performance was very strong in January with more muted returns for the remainder of the period. In the first quarter, Asia-focused strategies led performance while U.S.-focused strategies outperformed in the second and third quarters.

Equity market neutral strategies were strong performers for the first half of the year as value factors generated positive returns across geographical regions. In the third quarter, equity market neutral strategies detracted each month, but were particularly hurt in September as global de-leveraging negatively impacted portfolios.

Despite a decline from March through May, emerging markets strategies were very strong in the first half of 2008. Short positions performed well in January and February in local markets due to market unrest. Market reversals in March caused GRV Advisors to give back some returns and the difficult performance persisted through May. However, GRV Advisors short-biased positioning in emerging markets were profitable when markets sold off in June and they finished the half in positive territory. In the third quarter, emerging markets strategies reversed as poor liquidity and high volatility led to very difficult trading conditions and GRV Advisors were negatively affected by country specific news. Generally, commodity-rich countries underperformed in the third quarter, negatively contributing to GRV Advisors’ performance.

Fixed income strategies experienced mixed results over the first half of the year but finished in positive territory overall. European yield curve trading contributed to performance, while some credit strategies struggled in less liquid markets. In March, sharp reversals led to difficulties, particularly in Japan. The second quarter was a strong finish to the first half of the year as several positions recovered following mark-to-market losses in March. The third quarter experienced muted returns as GRV Advisors have been running with low exposures due to high volatility.

Multi-strategy GRV Advisors were also negatively impacted by the poor market liquidity, particularly in strategies such as convertible arbitrage late in the period.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2008, GTT represented approximately 18% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2008. GTT returned (6.48)% and 2.66%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2008

GTT returned a negative performance for the third quarter as dramatic swings, multiple market reversals and significantly worsening liquidity created extremely difficult trading conditions. Both discretionary and systematic GTT Advisors had mixed results through July and August, but by September, amid high policy uncertainty, many GTT Advisors felt the markets were becoming uninvestible and moved assets partially to the sidelines, increasing already substantial cash positions. Trend-followers, who only trade the most liquid markets, were the only GTT Advisors to remain with more normal levels of risk. These GTT Advisors gained from falling equity markets, with their index future positions not directly affected by the short selling bans, but suffered losses elsewhere as trend reversals hurt performance.

At the beginning of the third quarter, energy markets reversed their long-standing uptrend. The reversal hurt trend-followers, who had produced strong profits from the uptrend; however, by September, many of these GTT Advisors were profiting from short energy positions. Discretionary GTT Advisors also suffered from the reversal and generally responded by substantially reducing long exposures. Discretionary macro GTT Advisors were overall negative on the third quarter; more multi-strategy GTT Advisors generally experienced losses in their equities portfolios, while those more focused on fixed income and foreign exchange generally operated with low levels of directional risk and incurred small losses as relative value positions detracted.

Fixed income and foreign exchange markets experienced extraordinary volatility during the third quarter. GTT Advisors generally profited from a long bias in U.S. and global fixed income. In foreign exchange, the U.S. dollar began to rally strongly in mid-July, hurting systematic GTT Advisors short positions; but later in the quarter these positions reversed and GTT Advisors started to profit from long exposures to the U.S. dollar. However, the rally again reversed, with the euro rallying 7% in late September before resuming its decline, making for challenging conditions for directional trading. Emerging markets GTT Advisors were negative in the third quarter, as gains on short positions were outweighed by losses on specific long positions amid heightened political uncertainty in Eastern Europe and increased risk aversion in Latin America.

For the Nine Months Ended September 30, 2008

The tactical trading sector delivered strong performance in the first half of 2008, with positive contribution from both discretionary GTT Advisors and systematic trading GTT Advisors. GTT performed well as diversification helped to improve the risk-adjusted return. Performance was strong throughout the period despite a dip as a number of markets reversed in later half of March and GTT Advisors gave back some returns. In the third quarter, GTT Advisors gave back more of their returns as dramatic swings, multiple market reversals and significantly worsening liquidity created extremely difficult trading conditions. Both discretionary and systematic GTT Advisors had mixed results through July and August, but by September, amid high policy uncertainty, many GTT Advisors felt the markets were becoming uninvestible and moved assets partially to the sidelines, increasing already substantial cash positions. Trend-followers, who only trade the most liquid markets, were the only GTT Advisors to remain with more normal levels of risk. These GTT Advisors gained from falling equity markets, with their index future positions not directly affected by the short selling bans, but suffered losses elsewhere as trend reversals detracted.

Commodities trading was a key driver of positive returns for the first half of the year. Systematic trading GTT Advisors, broadly long positioned, benefited from the strong commodity rallies for much of the period. Despite March reversals in the markets, GTT Advisors were able to sustain gains across grains, energy, precious metals and soft metals. Discretionary commodity managers posted mixed results. Agriculture-focused GTT Advisors generally delivered strong returns, while GTT Advisors with exposure to commodities-related equities had negative performance. At the beginning of the third quarter, energy markets reversed their long-standing uptrend. The reversal hurt trend-followers, who had produced strong profits from the uptrend; however, by September, many of these GTT Advisors were profiting from short energy positions. Discretionary GTT Advisors also suffered from the reversal and generally responded by substantially reducing long exposures.

Fixed income trading experienced gains in the first half of the year. Long exposures to global fixed income and yield curve trading, particularly in the U.S., benefited GTT Advisors for much of the second quarter. As markets reversed in March, GTT Advisors experienced notable losses in both relative value and directional trades. Macro GTT Advisors experienced mixed performance in fixed income trading over the second quarter while most commodity trading GTT Advisors produced gains. Fixed income and foreign exchange markets experienced extraordinary volatility during the third quarter. GTT Advisors generally profited from a long bias in U.S. and global fixed income.

Foreign exchange trading posted profits over the first half of the year. Short U.S. dollar positions realized gains with the U.S. dollar declining to record levels against a number of currencies. In addition, long bias to emerging market currencies and long volatility trading in the major currencies contributed to performance. Performance declined slightly towards the end of the period as the U.S. dollar gained some strength. The U.S. dollar began to rally strongly in mid-July, hurting systematic GTT Advisors short positions; by later in the quarter these positions had been reversed and GTT Advisors had started to profit from long exposures to the U.S. dollar. However, the rally reversed, with the euro rallying 7% against the U.S. dollar in late September before resuming its decline, making for challenging conditions for directional trading.

Equities trading was flat for the period. Systematic GTT Advisors profited from net short exposures to major indices, while many discretionary GTT Advisors experienced losses in long positions. In general, GTT Advisors reduced overall equity exposure as the markets proved difficult to navigate over the second quarter. An increase in equity volatility kept equity exposures low during the third quarter.

Goldman Sachs HFP Opportunistic Fund, LLC

As of September 30, 2008, HFPO represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2008. HFPO returned (1.40)% and (3.87)%, respectively, for Class A Series 1 units for the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2008

Despite very difficult equity market performance over the third quarter, HFPO experienced only modestly negative performance. Five HFPO Advisors finished the quarter in negative territory. HFPO Advisors focused on equity market neutral strategies were the largest detractor to returns in the third quarter, but were particularly hurt in September as global de-leveraging negatively impacted portfolios significantly. HFPO Advisors focused on quantitative macro experienced moderate losses in the third quarter, driven by asset class and discretionary trading, which gave back gains from earlier in the year. Losses in futures and currencies also hurt performance. The top performing HFPO Advisors benefited from lower levels of exposure and more diversified portfolios.

For the Nine Months Ended September 30, 2008

HFPO Advisors focused on equity market neutral strategies experienced positive returns for the first half of 2008 as value factors generated positive returns across geographical regions. Equity market neutral strategies generated strong returns in every month of the first half of the year, with the exception of March. Market reversals in March caused HFPO Advisors to give back some returns. In the third quarter, global de-leveraging negatively impacted these HFPO Advisors’ portfolios leading to significant losses.

Quantitative macro strategies were very strong performers in the first half of the year. One of the quantitative macro HFPO Advisors experienced very strong performance driven specifically by a rise in commodities markets. Performance benefited from exposure to all four asset classes — commodities, fixed income, foreign exchange and equities trading. However, the other quantitative macro HFPO Advisors experienced negative performance early in the year from U.S. equity exposures in the consumer and technology sectors. In the third quarter, HFPO Advisors focused on quantitative macro strategies experienced moderate losses, driven by asset class and discretionary trading, which gave back gains from earlier in the year.

One HFPO Advisor with long exposure to energy and commodities experienced severe losses in the early part of the year and reduced exposures prevented it from capturing the upswing in commodities for the latter half of the period. This HFPO Advisor benefited from lower risk levels and diversification in the third quarter.

One HFPO Advisor in particular experienced very significant losses as natural gas exposures moved away from its positions. This HFPO Advisor’s negative performance meaningfully impacted the portfolio returns in the first nine months of the year. However, this HFPO Advisor benefited from lower market exposures and diversification across positions in the third quarter.

Performance for the Three and Nine Months Ended September 30, 2007

The Company’s net trading profit/(loss) for the three and nine months ended September 30, 2007 was $(633,005) and $58,071,714, respectively, compared to $1,952,682 and $41,062,004 for the three and nine months ended September 30, 2006, respectively.

Overview

For the third quarter of 2007, the event driven and tactical trading sectors delivered positive performance, while the equity long/short and relative value sectors posted negative returns. All Investment Sectors were affected by extreme volatility in the equity and credit markets. For the first nine months of 2007, all Investment Sectors were profitable, with the strongest performance delivered by the event driven and tactical trading sectors. The strongest drivers of performance included emerging markets and strong mergers and acquisitions/leveraged buyout activity, while subprime mortgage concerns resulted in market conditions with a broadly negative impact. The table below illustrates the portfolio weighting of each Investment Fund as of September 30, 2007 as well as each Investment Fund’s net return for the three and nine months ended September 30, 2007.

	Portfolio Weight	Portfolio Weight as	Three Months Ended	Nine Months Ended
	as a % of	a % of Adjusted	September 30, 2007	September 30, 2007
Investment Fund	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	33.51%	32.18%	(1.00)%	7.69%
GFS	37.35%	35.87%	3.28%	14.41%
GRV	14.02%	13.46%	(4.82)%	1.86%
GTT	14.98%	14.39%	2.38%	9.38%
HFPO	3.34%	3.21%	(14.85)%	—

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(2)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $27,455,904 that was payable after September 30, 2007.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV, GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any Investment Funds. Past performance is not indicative of future results, which may vary. Nine months return information is not available because HFPO commenced operations on July 1, 2007.

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

The increase in volatility was driven by a global liquidity crunch and continued concerns surrounding the subprime mortgage crisis. The leveraged buyout market, which had been robust during the first half of 2007 and, in turn, supported equity appreciation, abruptly vanished as credit markets became less accommodative. GELS Advisors holding high cash-flow, attractively valued companies, that were also potential buyout targets experienced negative performance as these positions sold off more than the equity markets. Broad deleveraging by quantitatively driven hedge funds led to significant volatility among individual stocks, especially those with limited liquidity, significant hedge fund ownership and attractive valuations. Such stocks experienced large positive and negative movements in price despite the lack of meaningful news or a change in underlying fundamentals. GELS Advisors holding such positions realized significant losses given this volatility. Beginning in mid-August, equity markets rallied and credit markets began to improve due to the additional liquidity provided by both the European Central Bank and the U.S. Federal Reserve (the “Federal Reserve”), highlighted by a 50 basis point decrease in the key federal funds rate (the “Federal Funds Rate”). U.S. Treasury bond yields fell during the third quarter of 2007 as investors sought highly liquid, safe investments during the market turmoil. Japanese economic data was generally disappointing, which led to a decrease in Japanese equities. GELS Advisors were generally under-invested going into the central bank driven rally given their reduced risk profile as a result of volatile market conditions.

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

Subprime mortgage concerns within both the United States and Europe had a significant impact on equity markets during the first nine months of 2007. While investors brushed off much of the trouble surrounding subprime mortgages in the first quarter of 2007 given the strong corporate earnings and mergers and acquisitions environment as 2007 progressed, investors became increasingly concerned that the subprime mortgage crisis was spreading to other parts of the economy. While few GELS Advisors had direct exposure to subprime mortgages themselves, they were significantly affected by the market’s response to the threat of a consumer slowdown, a weakening housing market, a deteriorating credit market and a significant increase in market volatility in the third quarter of 2007; all factors which were due, in part, to the subprime mortgage crisis.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2007, GFS represented approximately 36% of the Company’s adjusted members’ equity which excluded redemptions paid after September 30, 2007. GFS returned 3.28% and 14.41%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2007.

For the Three Months Ended September 30, 2007

GFS delivered positive performance in the third quarter of 2007, with substantially less intra-quarter volatility than the broader equity markets. The third quarter of 2007 was characterized by heightened volatility, especially in global credit markets, as investors re-assessed their willingness to accept risk, their expectations regarding global growth and the availability of cheap credit. The problems in the subprime mortgage market that surfaced in the first half of 2007 culminated in the third quarter of 2007 as several hedge funds announced they would close after sustaining large losses. In addition, financial sector stocks experienced sharp declines in the middle of the third quarter of 2007, driven by concerns about debt commitments for leveraged buyouts and other mergers and acquisitions activity. The effects from challenges in subprime mortgages also impacted quantitative equity hedge funds, many of whom experienced unprecedented losses driven primarily by sudden and drastic reversals in many value-oriented stocks. While some GFS Advisors sustained losses from exposure to the broad sell-off, many GFS Advisors were able to generate attractive returns from prudent security selection and portfolio construction.

On the mergers and acquisitions front, nearly $900 billion of global transactions were announced in the third quarter of 2007. Deal announcements were robust in July, with over $500 billion of announced activity, however this slowed down substantially in the last two months of the quarter as capital markets became less accommodative. While there was uncertainty in the market over the closing of some deals, several deals were consummated. GFS Advisors participated in the mergers and acquisitions space as allocations to risk arbitrage increased over the course of the third quarter of 2007, given the wide deal spreads. As the markets became more confident that deals would close, these spreads tightened dramatically, resulting in profits for many GFS Advisors.

Global credit markets experienced turbulence in the third quarter of 2007 as the virtual shutdown of the leveraged loan and high yield markets caused a broad re-pricing of credit risk. The liquidity concerns associated with the sub-prime mortgage crisis, together with the massive debt-financing backlog, caused credit spreads to widen to levels not seen in the market since the end of 2003, with high yield bonds trading at 480 basis points over U.S. Treasuries and leveraged loans trading several hundred basis points wider than the risk-free rate. GFS Advisors experienced heightened volatility due to the turmoil in the credit markets, however, this was tempered by the use of hedges on the relevant CDX and LCDX indices, as well as individual short positions, especially in subprime-mortgage linked bonds.

For the Nine Months Ended September 30, 2007

GFS generated steady returns in the first nine months of 2007, particularly given the volatility in the global equity and credit markets. While some GFS Advisors sustained losses from exposure to the broad sell-off, many were able to generate attractive returns from prudent security selection and portfolio construction. In general, GFS Advisors remained defensively positioned by utilizing equity and credit hedges, especially on bonds linked to subprime mortgages.

Global mergers and acquisitions activity continued to be very strong during the first nine months of 2007, however this activity slowed considerably in August and September as the global credit markets experienced a severe slowdown. GFS Advisors benefited from heightened valuations ascribed to global stocks given the robust mergers and acquisitions environment in the first half of 2007. In addition, GFS Advisors participated in the mergers and acquisitions space as allocations to risk arbitrage increased over the course of the third quarter of 2007, given the wide deal spreads. As the markets became more confident that deals would close, these spreads tightened dramatically, resulting in profits for GFS Advisors.

The high yield market, as measured by the Merrill Lynch High Yield Master II Index, was up 3.40% for the first nine months of 2007. This relatively poor performance was driven by the crisis in the credit markets in June and July as risk was re-priced across all asset classes and turmoil in the subprime mortgage market served as a catalyst for a broad sell-off. Credit spreads, as measured by the Merrill Lynch High Yield Master II Index, ended the first nine months of 2007 at 420 basis points over U.S. Treasuries, which is 131 basis points wider than the level at the beginning of the year. The housing and subprime mortgage markets continued to dominate the headlines during this period. In general, GFS Advisors continued to focus on investments in more senior parts of the capital structure and idiosyncratic security selection.

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

GRV Advisors implementing strategies based on fixed income trading experienced modest gains in the third quarter of 2007. Greater volatility in the global financial markets led to a number of central banks taking action to improve liquidity, which was beneficial for GRV Advisors with long fixed income volatility positions. GRV Advisors focused on corporate credit strategies were negatively impacted by the subprime mortgage markets, with losses concentrated in August. The emerging country debt markets were also volatile, although GRV Advisors were able to tactically trade long and short positions to be profitable over the third quarter of 2007, with a GRV Advisor focused in Asian markets as one of the strongest performers in the portfolio.

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

GRV Advisors implementing strategies based on fixed income trading were profitable for the first nine months of 2007, delivering steady performance in most months and particularly strong performance in July and August. Greater volatility in the global financial markets led to a number of central banks taking action to improve liquidity, which was beneficial for GRV Advisors’ long fixed income volatility positions. GRV Advisors focused on corporate credit strategies were negatively impacted by subprime mortgage markets, with losses concentrated in August. The emerging country debt markets also became more volatile in the summer, although GRV Advisors were able to tactically trade long and short positions to be profitable over the third quarter of 2007, adding to gains from the first half of 2007.

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

Fixed income trading generated moderate losses for GTT Advisors for the third quarter of 2007 as bond markets were focused on concerns about the credit crisis in the United States. In July and August, government bonds rose sharply on the back of a flight to quality following a sharp equity sell-off and investor concerns about potential effects from the subprime mortgage crisis. During September, bond markets broadly retreated with signs of the credit crisis stabilizing and as investors became concerned about inflation following the Federal Reserve’s 50 basis point cut in the Federal Funds Rate.

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

Comparison of Selected Financial Information for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

Interest Income

Interest income for the three and nine months ended September 30, 2008 was $98,932 and $267,159 respectively, compared to the three and nine months ended September 30, 2007 of $170,755 and $265,108, respectively. The Company’s interest income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and nine months ended September 30, 2008 was $2,204,889 and $6,620,876, respectively, compared to the three and nine months ended September 30, 2007 of $2,133,593 and $6,454,755, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the increase in the expense was due to fluctuations in the Company’s net assets for the periods ended September 30, 2008 compared to the same periods in 2007.

Professional fees for the three and nine months ended September 30, 2008 were $304,485 and $812,927, respectively, compared to the three and nine months ended September 30, 2007 of $103,358 and $301,310, respectively. The increase in professional fees for the periods ended September 30, 2008 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered Company and the costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest expense for the three and nine months ended September 30, 2008 was $20,444 and $60,889, respectively, compared to the three and nine months ended September 30, 2007 of $171,194 and $263,393, respectively. The decrease in interest expense for the periods ended September 30, 2008 compared to the periods ended September 30, 2007 was due to reduced borrowings and a reduction in commitment fees as a result of decrease in the facility amount available to borrow which is subject to such fees.

Miscellaneous expenses for the three and nine months ended September 30, 2008 were $43,419 and $162,445, respectively, compared to the three and nine months ended September 30, 2007 of $49,863 and $227,818, respectively.

Incentive Allocation

The incentive allocation for the three and nine months ended September 30, 2008 was $(505,602) and $14,474, respectively, compared to the three and nine months ended September 30, 2007 of $(144,463) and $2,556,027, respectively. For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, the change in incentive allocation was due to a decrease in net income from operations. The net loss incurred during the three months ended September 30, 2008 and 2007 resulted in a reversal of incentive allocation accrued during the year.

Liquidity and Capital Resources

The Company’s liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company’s investment strategy, to fund quarterly redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. Redemptions are permitted on a quarterly basis and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date, which is the day immediately preceding the applicable redemption date. Accordingly, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member’s ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions, which could have a material adverse effect on the NAV of the units and the performance of the Company.

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions and continued to do so through September 30, 2008. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

The Company received subscriptions from new and existing investors of $32,460,000 and $111,816,266, respectively, during the three and nine months ended September 30, 2008 and subscriptions of $15,775,000 and $31,505,500, respectively, during the three and nine months ended September 30, 2007.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has increased from earlier periods because investors have sought different types of investment opportunities with different risk/return profiles.

The Company paid out redemptions of $21,029,479 and $72,432,835 during the three and nine months ended September 30, 2008, respectively, and $32,058,148 and $76,301,892 during the three and nine months ended September 30, 2007, respectively. The Company had Redemptions payable in the amount of $15,166,903 and $22,708,145 payable after September 30, 2008 and December 31, 2007, respectively. The Company funded the redemptions made in 2007 and in January, April and July 2008 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its credit facility to fund January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in October 2008 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a credit facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its credit facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of September 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London inter-bank offered rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of September 30, 2008, the Company had Cash and cash equivalents on hand of $14,084,346. As of December 31, 2007, the Company had Cash and cash equivalents on hand of $3,425,673.

Investments in Investees as of September 30, 2008 were $673,662,610 as compared to $702,436,288 as of December 31, 2007. The decrease was due to a net loss incurred by the Company from the Investment Funds during the nine months ended September 30, 2008.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2008 was $1,460,716 as compared to $2,181,659 as of December 31, 2007. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value (“NAV”) of the Company. The decrease in Due to managing member is due to the timing of the payment of the monthly management fee to the Managing Member and fluctuation in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company, together with borrowings under the Credit Facility, will be adequate to fund its operations and liquidity requirements.

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

Fair values of interests in Investment Funds are determined utilizing NAV information supplied by each individual Investment Fund that is net of the Advisors’ management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments in investment funds managed by Advisors (each an “Advisor Fund” and collectively the “Advisor Funds”), market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. For the nine months ended

September 30, 2008 and the fiscal year ended December 31, 2007, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

September 30, 2008

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	0.11%	29.55%
GFS	—%	36.69%
GRV	0.97%	9.26%
GTT	—%	18.17%
HFPO	0.39%	4.86%

Total	1.47%	98.53%

December 31, 2007

	% of fair value	% of fair value
	investments valued using	investments valued by
Investment Fund	quoted market prices	external advisors

GELS	6.32%	25.82%
GFS	—%	36.66%
GRV	1.15%	10.86%
GTT	0.55%	13.40%
HFPO	0.82%	4.42%

Total	8.84%	91.16%

The change in percentages between September 30, 2008 and December 31, 2007 was primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external Advisors.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of September 30, 2008 and as of December 31, 2007, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2008 to September 30, 2008 and from January 1, 2007 to December 31, 2007. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2008
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity(9)		Equity(8)		at Risk	(In millions)	Liquidity

GELS	29.79%		29.13%		$199,757,773	$(27.0)	(1)
GFS	36.86%		36.05%		247,198,258	(22.4)	(2)
GRV	10.28%		10.05%		68,904,906	(1.4)	(3)
GTT	18.25%		17.85%		122,413,226	2.5	(4)
HFPO	5.28%		5.16%		35,388,447	(1.5)	(5)

Total	100.46	%(6)	98.24	%(7)	$673,662,610	$(49.8)

	Year Ended December 31, 2007
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Income
Investment Fund	Equity(9)		Equity(8)		at Risk	(In millions)	Liquidity

GELS	33.16%		32.09%		225,759,808	$26.0	(1)
GFS	37.84%		36.62%		257,594,595	45.2	(2)
GRV	12.38%		11.99%		84,319,166	4.3	(3)
GTT	14.39%		13.92%		97,949,282	14.4	(4)
HFPO	5.41%		5.23%		36,813,437	(2.0)	(5)

Total	103.18	%(6)	99.85	%(7)	$702,436,288	$87.9

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable after the balance sheet date.

(7)	The total value of the Company’s investments in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $15,166,903 that was payable after September 30, 2008 and $22,708,145 that was payable after December 31, 2007.

(8)	Adjusted members’ equity, used in the calculation of the investments as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $15,166,903 that was payable after September 30, 2008 and $22,708,145 that was payable after December 31, 2007.

(9)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2008, the Managing Member had full position level transparency for approximately 22% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. For the third quarter of 2008, the Company was able to use an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company’s Form 10-K. At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of between 14-38 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investment Funds were 29% GELS, 36% GFS, 10% GRV, 18% GTT and 5% HFPO as of September 30, 2008 as a percentage of adjusted members’ equity, which excluded redemptions paid after September 30, 2008. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2008 to September 30, 2008, aggregate subscriptions totaled $111,816,266. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2008	Class A Series 45	77,622.13	16	$7,762,213
February 1, 2008	Class A Series 46	149,310.53	21	14,931,053
March 1, 2008	Class A Series 47	72,250.00	10	7,225,000
April 1, 2008	Class A Series 48	126,500.00	20	12,650,000
May 1, 2008	Class A Series 49	145,800.00	17	14,580,000
June 1, 2008	Class A Series 50	222,080.00	21	22,208,000
July 1, 2008	Class A Series 51	126,300.00	20	12,630,000
August 1, 2008	Class A Series 52	108,750.00	16	10,875,000
September 1, 2008	Class A Series 53	89,550.00	15	8,955,000

Total		1,118,162.66	156	$111,816,266

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

The Class A Series 51 units sold and the subscriptions received from the sale on July 1, 2008 were 126,300.00 and $12,630,000.00, respectively, which is 10,000 units and $1,000,000 less than previously reported in the Company’s Form 8-K filed on July 2, 2008. The Class A Series 52 units sold and subscriptions received from the sale on August 1, 2008 were 108,750.00 and $10,875,000.00, respectively, which is 1,000 units and $100,000 less than previously reported in the Company’s Form 8-K filed on August 7, 2008.

Pursuant to the Company’s amended limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive allocation and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $21,029,479 during the three months ended September 30, 2008.

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

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

By:	Goldman Sachs Hedge Fund Strategies LLC,
Managing Member

By:	/s/ Jennifer Barbetta
Name: Jennifer Barbetta

Title:	Managing Director and Chief Financial Officer

Date: November 14, 2008

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002