Form 10-K
period 2008-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2009-03-31
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-50723
Goldman Sachs Hedge Fund Partners, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One New York Plaza	10004
New York, New York	(Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2008 held by non-affiliates was $723,784,836.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

PART I

ITEM 1.	BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”) (formerly Goldman Sachs Princeton LLC), a Delaware limited liability company that is a wholly-owned subsidiary of the Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). As of December 31, 2008, the Company had net assets of $609,936,071.

From its inception, the Company has grown through subscriptions of new investors. While there have been certain periods where the Company has only taken in investments from existing investors and limited subscriptions from new qualified investors, since October 2004, the Company has been accepting additional amounts from new subscriptions and the Company has continued to do so through December 31, 2008. For the period from December 31, 2007 through December 31, 2008, the Company had 134 new investors and approximately $124 million of aggregate subscriptions from existing and new investors. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2009, the Company satisfied redemption requests in the amount of approximately $29 million.

INVESTMENT PROGRAM

Investment Objective and Approach

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. There can be no assurance that the Company or any of the Investment Funds (as defined below) will achieve their investment objectives or that the portfolio design, risk monitoring and hedging strategies of the Company and the Investment Funds will be successful. See ITEM 1A. “RISK FACTORS”.

To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the relative value sector and the event driven sector. Currently, substantially all of the Company’s assets are invested in five Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; Goldman Sachs Global Relative Value, LLC (“GRV”), which employs investment strategies within the relative value sector; Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”), which employs investment strategies within one or more of the other Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

The Company may also allocate assets to an Advisor (other than through an investment in an Investment Fund) by investing in an Advisor Fund, establishing a Managed Account or investing in a Portfolio Company (each, as defined below). See “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors”. The assets of each Investment Fund are allocated to Advisors, directly or indirectly, by, among other means, (i) investing in investment funds managed by the Advisor (each, an “Advisor Fund” and collectively, the “Advisor Funds”), (ii) investing with an Advisor pursuant to an investment management agreement in respect of a discretionary managed account (each, a “Managed Account” and collectively, the “Managed Accounts”), or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (each, a “Portfolio Company” and collectively, the “Portfolio Companies”) that has entered into an investment management agreement with an Advisor in respect of a Managed Account established by such Portfolio Company. See “PORTFOLIO COMPANIES”. (References herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company’s investments through the Investment Funds with certain Advisors.

Each of the Company and the Investment Funds is a Delaware limited liability company. A brief description of the investment objective and approach of each of the current Investment Funds is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investment Funds and the Performance of the Investment Funds”.

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

The Company may hold cash or invest the Company’s cash balances at such times and in any instruments it deems appropriate, including cash equivalents and other short term securities, pending investment in Investment Funds, in order to fund anticipated redemptions or expenses of the Company, or otherwise in the sole discretion of the Managing Member. Such balances may also be invested in money market funds sponsored, managed or advised by The Goldman Sachs Group, Inc., its subsidiaries and affiliates (collectively, “Goldman Sachs”) (collectively referred to herein, together with their affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”) and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. The Company generally reinvests any available income earned from investments of its cash balances in accordance with its investment program. The Investment Funds are also permitted to hold cash or invest their cash balances in the same manner.

The managing member of the Investment Funds may invest a substantial portion of an Investment Fund’s assets with Advisors that may have limited or no track records and/or limited or no operating histories. Certain Advisors may have limited or no experience managing certain of the strategies expected to be deployed by them in their investment programs. In such cases, the Advisors or individual members of their management teams will each have had, in the opinion of the managing member of the Investment Funds, sufficient relevant experience in other contexts or trading in strategies similar to those that the Advisor is expected to utilize.

Allocation Among the Investment Funds

The Managing Member establishes allocations among the Investment Sectors in a manner consistent with the Company’s investment objective. While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the liquidity needs of the Company and the liquidity terms offered by the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction considerations.

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation, by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation to any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—There Can Be No Assurance that the Managing Member’s Decisions Regarding Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective,” “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments” and “—Allocation of the Company’s Assets May Not Protect the Company from Exposure to Economic Downturns in Any Investment Fund or Investment Sector”.

As of the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, the members’ equity of the Company was substantially allocated among the Investment Funds approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investment Funds. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2008, 2007, 2006, 2005 and 2004 also provide the approximate allocations among the Investment Funds of the adjusted members’ equity. The adjusted members’ equity excluded Redemptions payable of $28,982,893 at December 31, 2008, $22,708,145 at December 31, 2007, $23,701,199 at December 31, 2006, $347,523,596 at December 31, 2005 and $128,546,636 at December 31, 2004, which is reflected in the financial statements as a liability under U.S. GAAP. The Managing Member believes this allocation more accurately reflects the percentage of the Company’s equity invested in the Investment Funds given the timing of the payment for the Redemptions payable. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing information supplied by each individual Investment Fund net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited;

Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2008

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$182,311,620	29.89%		28.53%
GFS	$212,189,214	34.79%		33.21%
GRV	$59,060,101	9.68%		9.24%
GTT	$119,121,670	19.53%		18.65%
HFPO	$42,106,058	6.91%		6.59%

Total	$614,788,663	100.80	%(3)	96.22	%(4)

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, also reflected Redemptions payable at December 31, 2008.

(4)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

December 31, 2007

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$225,759,808	33.16%		32.09%
GFS	$257,594,595	37.84%		36.62%
GRV	$84,319,166	12.38%		11.99%
GTT	$97,949,282	14.39%		13.92%
HFPO	$36,813,437	5.41%		5.23%

Total	$702,436,288	103.18	%(3)	99.85	%(4)

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,708,145 at December 31, 2007.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, also reflected Redemptions payable at December 31, 2007.

(4)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $22,708,145 at December 31, 2007.

December 31, 2006

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$243,737,514	36.81%		35.54%
GFS	$240,699,867	36.36%		35.10%
GRV	$98,479,997	14.87%		14.36%
GTT	$103,332,963	15.61%		15.07%

Total	$686,250,341	103.65	%(3)	100.07	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $23,701,199 at December 31, 2006.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, members’ equity also reflected Redemptions payable at December 31, 2006.

December 31, 2005

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$294,096,911	37.97%		26.21%
GFS	$301,443,254	38.91%		26.86%
GRV	$317,728,892	41.02%		28.32%
GTT	$211,060,876	27.25%		18.81%

Total	$1,124,329,933	145.15	%(3)	100.20	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $347,523,596 at December 31, 2005.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, members’ equity also reflected Redemptions payable at December 31, 2005.

December 31, 2004

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a% of		as a% of Adjusted
Investment Fund	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)
GELS	$226,276,134	23.63%		20.84%
GFS	$268,186,702	28.01%		24.69%
GRV	$350,409,379	36.60%		32.27%
GTT	$248,081,137	25.91%		22.84%

Total	$1,092,953,352	114.15	%(3)	100.64	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $128,546,636 at December 31, 2004.

(3)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, members’ equity also reflected Redemptions payable at December 31, 2004.

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES AND EXPENSES”.

January 1, 2008 — December 31, 2008

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	(13.71)%
Class A Series 45	January	(13.71)%
Class A Series 46	February	(12.20)%
Class A Series 47	March	(14.00)%
Class A Series 48	April	(12.45)%
Class A Series 49	May	(13.27)%
Class A Series 50	June	(14.85)%
Class A Series 51	July	(14.90)%
Class A Series 52	August	(12.59)%
Class A Series 53	September	(11.44)%
Class A Series 54	October	(6.48)%
Class A Series 55	November	(2.77)%
Class A Series 56	December	(0.97)%

(1)	As of December 31, 2008, the Company had 13 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2008.

January 1, 2007 — December 31, 2007

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	11.51%
Class A Series 33	January	11.51%
Class A Series 34	February	9.77%
Class A Series 35	March	8.90%
Class A Series 36	April	7.95%
Class A Series 37	May	6.21%
Class A Series 38	June	3.95%
Class A Series 39	July	3.43%
Class A Series 40	August	3.54%
Class A Series 41	September	5.58%
Class A Series 42	October	3.87%
Class A Series 43	November	0.36%
Class A Series 44	December	0.73%

(1)	As of December 31, 2007, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2007.

January 1, 2006 — December 31, 2006

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.03%
Class A Series 21	January	9.03%
Class A Series 22	February	6.00%
Class A Series 23	March	5.51%
Class A Series 24	April	3.82%
Class A Series 25	May	2.32%
Class A Series 26	June	4.28%
Class A Series 27	July	4.74%
Class A Series 28	August	4.84%
Class A Series 29	September	4.06%
Class A Series 30	October	4.77%
Class A Series 31	November	3.21%
Class A Series 32	December	1.37%

(1)	As of December 31, 2006, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2006.

January 1, 2005 — December 31, 2005

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	4.57%
Class A Series 9	January	4.57%
Class A Series 10	February	5.17%
Class A Series 11	March	4.12%
Class A Series 12	April	4.69%
Class A Series 13	May	6.28%
Class A Series 14	June	5.87%
Class A Series 15	July	4.71%
Class A Series 16	August	3.26%
Class A Series 17	September	2.31%
Class A Series 18	October	1.04%
Class A Series 19	November	2.77%
Class A Series 20	December	1.46%

(1)	As of December 31, 2005, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2005.

January 1, 2004 — December 31, 2004

	Month of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	5.53%
Class A Series 2	February	4.48%
Class A Series 3	July	4.95%
Class A Series 4	August	5.73%
Class A Series 5	September	5.72%
Class A Series 6	October	4.98%
Class A Series 7	November	4.01%
Class A Series 8	December	1.12%

(1)	As of December 31, 2004, the Company had 8 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 8 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2004.

The Company only has one class of units at present, Class A units (the “Class A Units” and each series of Class A Units, the “Class A Series Units”). The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds (GTT, GELS, GRV, GFS and HFPO) each offer separate classes of units. Among the classes of units offered by GTT, GELS, GRV and GFS, each has offered Class C units (the “Class C Units” and each series of Class C Units, the “Class C Series Units”) while HFPO has offered Class A Units, all of which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The Company only owns Class C Series Units of GTT, GELS, GRV and GFS and owns Class A Series Units of HFPO. The intent behind this fee arrangement was to create a fee structure such that holders of

Class A Series Units of the Company are not—in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors)—also subject to management fees and incentive allocations paid by each of the Investment Funds. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investment Funds. Through its investment in the Investment Funds, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investment Funds, including the administration fee for SEI’s (as defined below) services as administrator of each Investment Fund, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES AND EXPENSES”.

The table below compares the historical cumulative total net return of the Company’s Class A Series 1 units for the investment periods indicated in the table with the 3 Month London Interbank Offered Rate (“LIBOR”), the Barclays Aggregate Bond Index (formerly Lehman Brothers Aggregate Index), the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Barclays Aggregate Bond Index (formerly Lehman Brothers Aggregate Index), the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an “index” or, collectively, as “indices”) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The holders of units of the Company (each, a “Member” and, collectively, the “Members”) cannot invest directly in these indices.

			Barclays	MSCI
	Company	3 Month	Aggregate	World	S&P 500
Investment Period	(1)	LIBOR	Bond Index	Index	Index

1/1/2008 — 12/31/2008	(13.71)%	3.56%	5.24%	(40.71)%	(37.00)%
1/1/2007 — 12/31/2007	11.51%	5.32%	6.96%	9.04%	5.49%
1/1/2006 — 12/31/2006	9.03%	5.10%	4.33%	20.07%	15.79%
1/1/2005 — 12/31/2005	4.57%	3.32%	2.43%	9.49%	4.91%
1/1/2004 — 12/31/2004	5.53%	1.48%	4.34%	14.72%	10.88%

(1)	Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45-56, Class A Series 33-44, Class A Series 21-32, Class A Series 9-20 and Class A Series 2-8 for 2008, 2007, 2006, 2005 and 2004, respectively.

Description of the Investment Funds and the Performance of the Investment Funds

The annual net returns shown for each Investment Fund in the tables below have been computed based on the performance of the respective Investment Fund net of all expenses allocated by each Investment Fund to the Company for periods shown following the commencement of the Company. Past performance of the Investment Funds is not indicative of future results which may vary significantly. The Company owns “no-fee-shares” in each Investment Fund and accordingly the Company was not charged any incentive allocation or management fee by the Managing Member in its capacity as managing member of each of the Investment Funds. See “FEES AND EXPENSES”.

Goldman Sachs Global Equity Long/Short, LLC

GELS’ investment objective is to target attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2008, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 30 Advisors, although this number may change materially over time as determined by GELS’ managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this Investment Sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions; (iii) focus on companies with certain ranges of market capitalization; or (iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. The managing member of GELS generally will not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation.

Individuals and entities affiliated with GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 96% of GELS as of December 31, 2008.

For the past five years from January 1, 2004 to December 31, 2008, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2008 — 12/31/2008	(16.75)%
1/1/2007 — 12/31/2007	11.70%
1/1/2006 — 12/31/2006	11.91%
1/1/2005 — 12/31/2005	9.93%
1/1/2004 — 12/31/2004	9.27%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GELS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The return shown for 2004 is also net of the payment of an administration fee to GS HFS by GELS. The returns shown for 2005, 2006, 2007 and 2008 are net of an administration fee paid by GELS to SEI, who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005, 2006, 2007 and 2008.

Goldman Sachs Global Fundamental Strategies, LLC

GFS’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2008, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 19 Advisors, although this number may change materially over time as determined by GFS’s managing member. Prior to April 1, 2008, GFS’s managing member generally did not allocate more than 25% of GFS’s total assets to any single Advisor at the time of allocation. As of April 1, 2008, there are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

Strategies that may be utilized in the event driven sector include merger arbitrage/special situations and credit opportunities/distressed securities, each of which is described in greater detail below. Other strategies may be employed as well.

Merger Arbitrage/Special Situations

Merger arbitrageurs seek to capture the price spread between current market prices and the value of securities upon successful completion of a takeover or merger transaction. The availability of spreads reflects the unwillingness of other market participants to take on transaction-based risk (i.e., the risk that the transaction will not be completed and the price of the company being acquired will fall). Merger arbitrageurs specialize in evaluating this risk and seek to create portfolios that reduce specific event risk.

Special situations such as spin-offs and corporate reorganizations and restructurings offer additional opportunities for event-driven Advisors. Often these strategies are employed alongside merger arbitrage or distressed investing. An Advisor’s ability to evaluate the effect of the impact and timing of the event and to take on the associated event risk is the source of the returns. Advisors differ in the degree to which they hedge the equity market risk of their portfolios.

Credit Opportunities/Distressed Securities

Credit opportunities/distressed securities strategies invest in debt or equity securities of firms in or near bankruptcy. Advisors differ in terms of the level of the capital structure in which they invest, the stage of the restructuring process at which they invest and the degree to which they become actively involved in negotiating the terms of the restructuring.

Individuals and entities affiliated with GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 85% of GFS as of December 31, 2008.

For the past five years from January 1, 2004 until December 31, 2008, GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2008 — 12/31/2008	(18.70)%
1/1/2007 — 12/31/2007	20.22%
1/1/2006 — 12/31/2006	14.57%
1/1/2005 — 12/31/2005	7.65%
1/1/2004 — 12/31/2004	12.70%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GFS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GFS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2004 are also net of the payment of an administration fee to GS HFS by GFS. The returns shown for 2005, 2006, 2007 and 2008 are net of an administration fee paid by GFS to SEI, who became the administrator of GFS on January 1, 2005. No administration fee was paid to GS HFS by GFS in 2005, 2006, 2007 and 2008.

Goldman Sachs Global Relative Value, LLC

GRV’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. As of December 31, 2008, GRV’s managing member (currently, the Managing Member) had allocated GRV’s assets, directly or indirectly, to 12 Advisors, although this number may change materially over time as determined by GRV’s managing member. GRV’s managing member generally will not allocate more than 25% of GRV’s total assets to any single Advisor at the time of allocation. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral and fixed income relative value. Other strategies may be employed as well.

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

Individuals and entities affiliated with GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 94% of GRV as of December 31, 2008.

For the past five years from January 1, 2004 to December 31, 2008, GRV had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2008 — 12/31/2008	(9.37)%
1/1/2007 — 12/31/2007	4.53%
1/1/2006 — 12/31/2006	5.89%
1/1/2005 — 12/31/2005	4.09%
1/1/2004 — 12/31/2004	5.38%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GRV (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The return shown for 2004 is also net of the payment of an administration fee to GS HFS by GRV. The returns shown for 2005, 2006, 2007 and 2008 are net of an administration fee paid by GRV to SEI, who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2005, 2006, 2007 and 2008.

Goldman Sachs Global Tactical Trading, LLC

GTT’s investment objective is to target attractive long-term, risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. As of December 31, 2008, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 12 Advisors, although this number may change materially over time as determined by GTT’s managing member. GTT’s managing member generally will not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. Advisors use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets. Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs (such as sugar, cocoa, coffee and cotton). Advisors also engage in the speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

Individuals and entities affiliated with GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 85% of GTT as of December 31, 2008.

For the past five years from January 1, 2004 to December 31, 2008, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2008 — 12/31/2008	3.27%
1/1/2007 — 12/31/2007	15.72%
1/1/2006 — 12/31/2006	5.61%
1/1/2005 — 12/31/2005	4.03%
1/1/2004 — 12/31/2004	3.87%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GTT (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The return shown for 2004 is also net of the payment of an administration fee to GS HFS by GTT. The returns shown for 2005, 2006, 2007 and 2008 are net of an administration fee paid by GTT to SEI, who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2005, 2006, 2007 and 2008.

Allocations to Other Investment Funds

Goldman Sachs HFP Opportunistic Fund, LLC

The Company currently allocates a portion of its assets to HFPO in order to make opportunistic investments by (a) increasing the weighting of particular Advisors that have low weightings in the Company due to a lower target weight in one of the other Investment Funds, and (b) adding Advisors that are not represented in any of the other Investment Funds at the time of determination. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, group of Advisors or investment strategy. HFPO has an investment objective to target attractive long-term risk-adjusted absolute returns with lower volatility than the broad equity markets. To achieve its objective, HFPO, directly or indirectly, allocates its assets to, or invests in entities managed by, a concentrated portfolio of Advisors that employ a broad range of alternative investment strategies primarily within one or more of the Investment Sectors. HFPO is managed by the Managing Member. The Company is not charged an additional management fee or performance-based fee or allocation by the Managing Member, in its capacity as managing member of HFPO, in connection with its investment therein.

Individuals and entities affiliated with GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned 100% of HFPO as of December 31, 2008.

HFPO was organized on June 25, 2007 and commenced operations on July 1, 2007. For the six month period ended December 31, 2007 and for the year ended December 31, 2008, HFPO had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2008 — 12/31/2008	(4.51)%
7/1/2007 — 12/31/2007	(10.26)%

*	Net return is based on the performance of Class A Series 1 units. Class A Series 1 units of HFPO (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of HFPO and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. Returns for periods less than one year are cumulative and not annualized. The returns shown are net of an administration fee paid by HFPO to SEI, who became the administrator of HFPO on July 1, 2007. No administration fee was paid to GS HFS by HFPO in 2007 and 2008.

Historically, the Managing Member has allocated its assets to all of the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO since July 1, 2007. Currently, the Managing Member expects to continue to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO. Since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time.

Overview of the Investment Process of the Investment Funds

In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process that includes Advisor selection, portfolio design and ongoing risk analysis and monitoring. The Goldman Sachs Group, Inc. acquired the assets and business of Commodities Corporation Limited, a Princeton, New Jersey-based asset management firm established in 1969, specializing in alternative investments, and contributed them to a newly formed wholly owned subsidiary, Commodities Corporation LLC, which was renamed Goldman Sachs Princeton LLC in May 2001, and which changed its name to Goldman Sachs Hedge Fund Strategies LLC in December 2004. The Managing Member (together with predecessor entities) has over 35 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented (i.e., returns not measured against a benchmark) or “skill-based” Advisors. Skill-based Advisors are Advisors which, as a result of their particular investment style and skills, have the potential to be profitable regardless of the direction of the market (i.e., unlike long-only Advisors, which would be expected to make money when markets go up, and not during periods of market decline). The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.

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

The identity and number of the Advisors of an Investment Fund may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without prior notice to, or the consent of, the Company, the Members or the members of the Investment Fund.

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

Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either an Investment Fund or a Portfolio Company through which an Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which the Investment Fund invests. See “PORTFOLIO COMPANIES”. In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company, should the Managing Member decide to make investments with Advisors outside of an investment in an Investment Fund. See “—Direct Allocations to Advisors”. References herein to Advisors include Advisor Funds managed by such Advisors.

Direct Allocations to Advisors

The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company’s assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Advisor Funds, Managed Accounts or Portfolio Companies). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described under “—Overview of the Investment Process of the Investment Funds” with respect to the Investment Funds.

The Managing Member will assign each direct allocation to an Advisor to a particular Investment Sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company’s assets among the Investment Sectors. See “INVESTMENT PROGRAM—Allocation Among the Investment Funds”. The Administrator (as defined below) will value such direct allocations using the same policy as the Investment Funds apply to valuations of their assets.

Administration fees are charged at the Investment Fund level. Unless the Company allocates assets directly to Advisors, no administration fee will be paid at the Company level. However, to the extent the Company allocates assets to Advisors other than through investments in Investment Funds, administration fees will be payable. In addition, if the Company allocates assets to Advisors through investments in Advisor Funds or Portfolio Companies, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds and Portfolio Companies, including management and incentive fees of the applicable Advisors. See “FEES AND EXPENSES”.

Should the Managing Member invest the Company’s assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. See ITEM 1A. “RISK FACTORS” and “POTENTIAL CONFLICTS OF INTEREST”. In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company.

Certain Considerations Relating to Limited Capacity of Potential Advisors

Goldman Sachs or accounts or other investment funds sponsored, managed or advised by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds’ existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the “HFP U.S. Funds”), and the investment manager of three Irish public limited companies (the “HFP Ireland Funds”). In addition, GS HFS is the investment manager of Goldman Sachs Hedge Fund Partners Institutional, Ltd., a Cayman Islands exempted limited company (“HFP Institutional,” and together with the HFP U.S. Funds and the HFP Ireland Funds, the “HFP Funds”). The HFP Funds generally have investment objectives and strategies similar to those of the Company and the corresponding offshore funds except that HFP Institutional is currently intended for investment by benefit plans and other similar investors and the HFP Ireland Funds are generally open only to non-U.S. investors and certain tax-exempt U.S. investors.

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

Such allocations may present certain conflicts. For example, certain Advisors of the funds in which the HFP Funds invest may be closed to new investment. Such Advisors may manage a material portion of the total assets of the funds in which the HFP Funds invest. The Investment Funds and the Company may not be able to allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the funds in which the HFP Funds invest may be given priority over the Investment Funds or the Company in the determination of how any available capacity is allocated. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities”.

Hedging, Leverage and Other Strategies

Hedging

From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company’s portfolio may be exposed. These hedging techniques generally will involve the use of derivative instruments, including swaps, futures and forward contracts, exchange-listed and over-the-counter put and call options, currency contracts and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company’s assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such hedging techniques. The Company will bear, through its investment in any such entity, its pro rata portion of the expenses and fees of such entity.

Leverage

The Company, GTT, GELS, GRV and HFPO generally do not utilize leverage as part of their investment programs. Since April 1, 2008, GFS is able to utilize long-term leverage in its investment program, including, without limitation, to pursue investment opportunities that its managing member determines, in its sole discretion, are attractive during periods in which the capital of GFS is otherwise deployed. The amount of leverage utilized by GFS will be determined by its managing member from time to time based on factors deemed relevant by its managing member in its sole discretion, although such amount of leverage will not exceed 25% of the net asset value (the “NAV”) of GFS at the time of any borrowing.

Advisors are expected to utilize varying degrees of leverage in their investment programs. Leverage utilized by the Advisors in their and the Investment Funds’ investment programs may take the form of trading on margin, use of derivative instruments that are inherently leveraged and other forms of direct and indirect borrowings. Advisors may, but are not required to, borrow from Goldman Sachs. Advisors generally will determine the amount of leverage they utilize, provided that limitations on the amount of leverage may be imposed on Advisors by their governing documents or investment management agreements, as applicable. The managing member of the Investment Funds, on behalf of each Investment Fund, may seek to adjust the degree of leverage with which such Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of an Investment Fund generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. Adjustments to an Investment Fund’s overall leverage level will be based on factors deemed relevant by its managing member, including its assessment of the risk/reward parameters of the Advisors and the strategies currently included in such Investment Fund’s investment portfolio.

The managing member of an Investment Fund may also elect, in its sole discretion, to cause an Investment Fund to invest indirectly in an Advisor Fund through a swap, option or other structure designed to provide greater leverage than a direct investment in the Advisor Fund. See “—Indirect Investments in Advisor Funds and with Advisors” and ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Investment and Trading—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject”.

The Company and each Investment Fund may, but is not required to, borrow (including through direct borrowings, borrowings through derivative instruments or otherwise) from Goldman Sachs or other parties, when deemed appropriate by its managing member in its sole discretion, including, without limitation, in anticipation of subscriptions, to make investments, make distributions in respect of redemptions of membership units, pay expenses or make margin calls or for other purposes.

There can be no assurance that the Company or the Investment Funds will be able to obtain financing on terms available to any other funds or accounts managed by the Managing Member and its affiliates, or to competitors, including terms which may be currently available in the market, or that financing will be accessible by the Company or the Investment Funds at any time, and to the extent that it is available there can be no assurance that such financing will be on terms favorable to the Company or the Investment Funds, including with respect to interest rates. The use of leverage can substantially increase the adverse impact to which the investment portfolios of the Company and the Investment Funds may be subject. See “RISK FACTORS” and “POTENTIAL CONFLICTS OF INTEREST.”

In lieu of, or in addition to, obtaining a revolving credit line, the Company and the Investment Funds may determine from time to time to attempt to borrow funds as and when needed, as opposed to relying on committed facilities, with respect to all or a portion of its borrowing needs. Subject to applicable law, the Company and the Investment Funds may make borrowings from Goldman Sachs on this basis. Such borrowings would therefore generally not involve the payment of any commitment fees, but may result in a higher interest rate when borrowings are made than would have been the case had a committed facility been in place, and could leave the Company and the Investment Funds at risk in situations where no such financing is available, or is only available at high rates. In addition, the terms of any such borrowings may provide that such borrowings may be subject to repayment at any time upon demand by the lender, which could occur at a time when complying with such demand could have a material adverse effect on the Company and the Investment Funds.

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of December 31, 2008, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when the Company has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in Investment Funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight LIBOR, for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The terms of the Credit Facility include various affirmative and negative covenants, including restrictions on additional indebtedness, liens and change of control events. See ITEM 7. “MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements for a description of the Credit Facility. The Investment Funds have entered into a similar facility with a different counterparty, except HFPO which does not participate in a credit facility. As a condition to any such borrowing, the Company and each Investment Fund may be required to comply with certain investment guidelines, which may include without limitation, restrictions on permitted investments, strategy limits, leverage and borrowing restrictions, liquidity and diversification guidelines, and remediation requirements. Advisors may also borrow funds for similar purposes or enter into other similar transactions (including from or with Goldman Sachs). The managing member of the Company and each Investment Fund may modify, as applicable, the Company’s or the Investment Fund’s borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit certain activities of the Company and an Investment Fund.

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

An Investment Fund may invest indirectly in one or more Advisors by allocating assets to investment funds (each, an “Indirect Investment Fund”) managed by the managing member of the Investment Fund or an affiliate thereof, so long as the Investment Fund is not subject to an additional management fee or performance-based fee or allocation by the managing member of the Indirect Investment Funds or its affiliate in connection with such investment. An Investment Fund may also invest indirectly in an Advisor Fund through an investment vehicle (a “Feeder Fund”) established by the Managing Member, an Advisor or any of their respective affiliates that invests all or substantially all of its assets in such Advisor Fund. Indirect Investment Funds and Feeder Funds may invest assets in Advisor Funds that charge performance-based compensation similar to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest in the Advisor Fund must first exceed a “high water mark” attributable to a previously obtained NAV). In such circumstances, appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the investors in the applicable Indirect Investment Fund or Feeder Fund at such time, not just those who were investors at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) may not be taken into account in determining the NAV of the Indirect Investment Fund or Feeder Fund. Therefore, such Loss Carry-forward Value to existing investors in the Indirect Investment Fund or Feeder Fund could be diluted by new subscriptions for interests because the new interests will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation. Certain Indirect Investment Funds and Feeder Funds may invest with Advisors that have the right to designate investments as “special investments”. Such special investments raise additional liquidity and valuation risks for the applicable Indirect Investment Fund or Feeder Fund (and indirectly the Company). See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Issuers of Securities—Advisor Special Investments”. Feeder Funds may be managed by the Managing Member or an affiliate thereof so long as the Company is not subject to an additional management fee or performance-based fee or allocation by the Managing Member or its affiliate in connection with such investment. An Investment Fund may also invest in an Advisor Fund indirectly by purchasing or entering into a “Derivative Advisor Investment,” which is a derivative instrument (such as a structured note, swap or similar contract) designed to pay a return approximately equal to the total return of the Advisor Fund. A Derivative Advisor Investment acquired by an Investment Fund generally would require a counterparty to pay to the Investment Fund a return based on the return of a particular Advisor Fund, in exchange for consideration from the Investment Fund equivalent to the cost of purchasing an ownership interest in the Advisor Fund. In addition, in the sole discretion of the managing member of the Investment Funds, a Derivative Advisor Investment may be structured in a manner that provides greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund and consequently, the Company. Indirect investments through Derivative Advisor Investments carry with them the credit risk associated with the applicable counterparty. In addition, such investments may be subject to transaction and other fees, which may reduce the value of the Investment Fund’s underlying investment. There can be no assurance that a Derivative Advisor Investment will have the same or similar results as a direct investment in an Advisor Fund, and the Investment Fund’s value, and consequently the value of the Company, may decrease as a result of making a Derivative Advisor Investment.

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

Co-Investment and Other Investment Opportunities

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. Advisors or such other parties (for themselves or funds or accounts under their management) may or may not elect to invest in such opportunities. In this regard, because of many factors and relationships, including considerations that Client/GS Accounts (as defined below), including the Company and the Investment Funds, are investors or have other relationships with such Advisors, as a general matter, neither the Company nor the Investment Funds will have any entitlement to participate in such investments. In certain very limited circumstances, through a pre-emptive or other similar right, the Company or the Investment Funds may have an entitlement which may or may not be realized or exercised. Furthermore, whether or not a pre-emptive or other right exists, such investment opportunities may not be appropriate for the Company or the Investment Funds, considering the Company’s and the Investment Funds’ investment mandate of allocating their assets to, or investing in entities managed by, a portfolio of Advisors. This may be particularly true in cases of direct investments in securities or other assets that either are not managed by the Advisor or are not part of a broader portfolio of securities or other assets. Therefore, there should not be an expectation that the Company or the Investment Funds will participate in any such investment opportunities.

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

Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either the Investment Fund or separate Cayman Islands limited liability companies formed by the managing member of an Investment Fund through which the Investment Fund allocates assets to such Advisor or (ii) Advisor Funds in which an Investment Fund invests. See “PORTFOLIO COMPANIES”.

Secondary Investments

The Company and the Investment Funds may also purchase or sell direct or indirect interests in Advisor Funds through secondary market transactions. Valuation of assets acquired in a secondary market transaction may be difficult, as there generally will be no established market for these assets. See “RISK FACTORS — Risks Associated with the Company Investing in Other Entities — Valuation of the Investment Funds’ Investments will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets.” In addition, such assets are likely to be illiquid or less liquid than the Company and the Investment Funds. See “RISK FACTORS — Risks Related to the Units, Liquidity of Units and the Offering of the Units — The Company has Limited Liquidity and Limited Rights for Redemption.”

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

Economic Arrangements with Advisors

From time to time, the Company, an Investment Fund, Goldman Sachs and/or other clients or accounts of Goldman Sachs (including other investment funds managed by the Managing Member or Goldman Sachs, collectively, “Participants”) may enter into economic arrangements with an Advisor Fund or an Advisor in connection with an investment in an Advisor Fund or with an Advisor. Such economic arrangements may include, without limitation, the agreement by an Advisor to reduce or rebate any fees, allocations or other compensation incurred by a Participant in respect of an investment in an Advisor Fund; the agreement by an Advisor to pay or share with a Participant or any third party some or all of the fees, allocations or other compensation earned by the Advisor with respect to one or more Advisor Funds; or the agreement by a Participant to acquire or receive an interest which may be significant in the equity of and/or profits or revenues earned by an Advisor and/or its affiliates in respect of its business.

The determination as to whether or not the Company or an Investment Fund should negotiate or enter into any such arrangements will be made by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion, based on factors which it considers to be relevant. To participate in such arrangements, the Company or the Investment Fund may be required to make an initial or periodic payment or contribution to the Advisor Fund, which may be substantial. In addition, the Company or the Investment Fund may be required to invest in an Advisor Fund on terms that are more restrictive or less advantageous than may be available to other investors, including without limitation, agreeing to lock up a substantial portion or all of its investment in such Advisor Fund for an extended period of time. Any such determination made on behalf of the Company or an Investment Fund may differ from a determination made by Goldman Sachs in respect of itself or its other Client/GS Accounts. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities” and “—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts”. Subject to applicable law, Goldman Sachs may participate in or be allocated any such arrangements or opportunities.

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

Any fee and/or profit sharing arrangements with, or interest in the profits of, an Advisor, if entered into by the Company or an Investment Fund, will be an asset of the Company or the Investment Fund, and its value will need to be determined in connection with calculating the NAV for purposes of, among other things, subscriptions, redemptions and fees. However, any such arrangements may be difficult to value and generally will not be transferable. The value of any such asset will be determined in accordance with U.S. GAAP consistently applied as a guideline and according to such procedures as may be established from time to time by the Managing Member or the managing member of the Investment Funds, as applicable, in its sole discretion. There is no guarantee, however, that any value given to any such asset will represent the value that would be realized by the Company or the Investment Fund in respect of the asset at the time of liquidation. The value of any such asset may change over time and any such asset could lose some or all of its value.

If Goldman Sachs or clients of Goldman Sachs other than the Company or the Investment Funds invest in, or provide financial or non-cash support to, or acquire or receive an interest in the equity of and/or profits or revenues of, an Advisor, or enter into an arrangement with such Advisor to share in fees, allocations and/or profits earned by such Advisor, such arrangement may cause potential conflicts of interest. See “POTENTIAL CONFLICTS OF INTEREST”.

The investment program of the Company and each of the Investment Funds is speculative and entails substantial risks. There can be no assurance that the investment objective of the Company or any Investment Fund, including their asset allocation, risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors that are directly or indirectly investing Company assets are expected to utilize forward or futures contracts, options, swaps, other derivative instruments, short sales, margin or other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund’s, and the Company’s investment portfolio may be subject. See ITEM 1A. “RISK FACTORS”.

INTERNATIONAL ACTIVITIES

The Company has historically allocated its assets to the Investment Funds who in turn have historically allocated their assets to Advisors located throughout the world. From time to time, these Advisors invest in securities of non-U.S. issuers, including companies based in less developed countries (i.e., “emerging markets”), or in securities issued by the governments outside the United States. A portion of the Company’s assets, therefore, ultimately may be invested in securities and other financial instruments denominated in non-U.S. currencies, the prices of which are translated into U.S. dollars for purposes of calculating the Company’s NAV. Some Advisors may invest exclusively in securities and other financial instruments denominated in non-U.S. currencies. The Investment Funds have invested, from time to time, up to 40%-50% of their assets with Advisors located outside the United States or in non-U.S. markets or financial instruments. The amount so invested outside the United States could be significantly greater than such amount at any particular time in the future. Historical international investment activity may not be indicative of current or future levels.

The value of the Company’s assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors’ investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to International Investments—Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls,” “—Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities,” “—Investment in Emerging Markets Involves Significant Risks, Including Inflation and Currency Devaluations,” “—Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments,” and “—Non-U.S. Futures Transactions Afford Less Protection as Rules of a Non-U.S. Exchange May Not be Enforced by a U.S. Regulator”.

PORTFOLIO COMPANIES

The Investment Funds may also allocate assets to Advisors through investments in Portfolio Companies, each of which allocates its assets to a single Advisor via a separately managed discretionary account. The managing member of the Investment Funds or an affiliate thereof is the investment manager of each Portfolio Company to which the Investment Funds allocate assets, and the officers and all or a majority of the directors of each such entity are persons that are employed by, or are otherwise affiliated with, the managing member of the Investment Funds or their affiliates. Portfolio Companies may have other investors in addition to the Investment Funds. See “POTENTIAL CONFLICTS OF INTEREST”. It is expected that one investor in each Portfolio Company will be an exempted company incorporated with limited liability under the laws of the Cayman Islands or an Irish public limited company each of which is managed by the managing member of the Investment Funds and formed to accept subscriptions from non-U.S. persons and U.S. tax-exempt entities.

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

Any Portfolio Company is expected to be formed as an exempted company incorporated with limited liability in the Cayman Islands. The governing documents of each Portfolio Company provide, among other things, for the management of the Portfolio Company by its board of directors, redemption rights of investors in the Portfolio Company (which will be negotiated on a case-by-case basis with each investor, provided that the Investment Funds have the right to redeem their shares upon request, subject to any restrictions contained in the investment management agreement between the Portfolio Company and the Advisor), certain fees and expenses as discussed below and under “FEES AND EXPENSES,” and indemnification and exculpation of the managing member of the Investment Funds (in its capacity as the investment manager of the Portfolio Company) and its affiliates.

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

The applicable Investment Fund bears, indirectly through its investment in each Portfolio Company, a pro rata portion of the expenses of each Portfolio Company in which it invests. Such expenses include each Portfolio Company’s own offering, organizational and operating expenses, including any management and performance-based fees or allocations payable to the Advisor of the Portfolio Company’s assets pursuant to the Portfolio Company’s investment management agreement. The Company bears, indirectly through its investment in the Investment Funds, a pro rata portion of the expenses of each Portfolio Company in which the Investment Funds invest. See “FEES AND EXPENSES”. In addition, each Portfolio Company is responsible for (and the applicable Investment Fund and, in turn, the Company indirectly will be affected by) indemnifying each of the managing member of the applicable Investment Fund (in its capacity as investment manager of the Portfolio Company), Goldman Sachs, members of the board of directors, officers of the Portfolio Company, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons against any losses, claims, costs, damages or liabilities to which such person may become subject in connection with any matter arising out of or in connection with the business or affairs of the Portfolio Company, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance or gross negligence (as interpreted under the laws of the State of New York) of, or any criminal wrongdoing by, such indemnified person. A Portfolio Company may agree to indemnify certain of the Advisors and their respective officers, directors and affiliates from liability, damage, cost or expenses to which such person may become subject in connection with matters arising out of or in connection with the business or affairs of the Portfolio Company.

References in this Annual Report to assets or investments of the Company, the Investment Funds and the Advisors shall be deemed to include interests in Portfolio Companies and assets and investments of Portfolio Companies to the extent of the Company’s and the Investment Funds’ indirect interest therein, whether or not so indicated, where the context permits.

FEES AND EXPENSES

The Company pays the Managing Member a monthly management fee, accruing daily (the “Management Fee”), equal to one-twelfth of 1.25% of the NAV of the Company in respect of each series of Class A Units as of the end of each month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, the NAV of each series of Class A Units are not reduced to reflect any accrued incentive allocation (the “Incentive Allocation”), including any Incentive Allocation that is allocated to the Managing Member as of such date. The Management Fee payable in respect of any other class of units may be different from the Management Fee payable in respect of the Class A Units. The Management Fee in respect of each series of units will reduce the capital account of the series of units to which it relates, as described under ‘‘—Capital Accounts; Allocation of Gains and Losses”. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investments Funds by the Company because the Company owns “no-fee shares” of each of the Investment Funds.

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

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2008 are as follows:

Class A
Series 1

Ratios to average net assets (annualized):
Expenses	1.44%
Incentive allocation	0.00%
Total expenses and incentive allocation	1.44%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2008 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2008.

Fees and	Percentage	Dollar
Expenses	Amount	Amount

Management Fee	1.25%(1)	$11,711(4)
Incentive Allocation	5%(2)	$0(4)
Administration Fee	N/A(3)	$469(4)
Placement Fee	None	None
Entry Fee	None	None
Exit Fee	None	None
Minimum Subscription Amount	N/A	$1,000,000(5)

(1)	The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts; Allocation of Gains and Losses”.

(2)	At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of units if the NAV of such series is above a Prior High NAV (as defined below). See “—Capital Accounts; Allocation of Gains and Losses”.

(3)	The Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. SEI is the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2008, the administration fee rate (as discussed below) ranged between 0.04% and 0.06%.

(4)	Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2008.

(5)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

SEI Global Services, Inc. (“SEI”) is the administrator of the Company, the Investment Funds and the Portfolio Companies (the “Administrator”). The Administrator is responsible for, among other things, calculating the NAV for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports; maintaining a registry of ownership and providing certain other administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. Further, the Administrator may assist in the preparation of the Company’s periodic and other reports including filing such reports with the U.S. Securities and Exchange Commission (the “SEC”) and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”. From time to time, the terms and conditions of the Administration Agreement may be amended as agreed between the Managing Member and the Administrator.

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

Each Investment Fund pays SEI an administration fee equal to a percentage of such Investment Fund’s NAV, calculated and paid on a monthly basis, at a rate based on the total assets managed by the managing member of the

Investment Fund that are administered by SEI and its affiliates (the “Administration Fee”). For purposes of determining the Administration Fee, the NAV of the Investment Fund will not be reduced to reflect any accrued but unpaid incentive allocation or management fees payable at the Investment Fund level. In addition, each Investment Fund pays SEI a fee in respect of the assets that the Investment Fund allocates to each Managed Account, and each Portfolio Company pays SEI a fee, a portion of which will be borne by the Investment Fund through its investment therein (each, an “Account Administration Fee” and collectively, the “Account Administration Fees”). Each Account Administration Fee will be equal to a percentage of the NAV of the applicable Managed Account or Portfolio Company, calculated and paid on a monthly basis, at a rate which will vary depending on the complexity of the administration of the Managed Account or Portfolio Company and the total assets of Managed Accounts and Portfolio Companies of a similar type that are administered by SEI. As a result of the foregoing, the amount of the Account Administration Fees borne directly or indirectly by the Company will be greater or lesser depending on the percentage of the Company’s assets that are directly or indirectly allocated to Managed Accounts and Portfolio Companies, and on the complexity of the administration of such Managed Accounts and Portfolio Companies. Each Investment Fund will also pay SEI a monthly investor servicing charge for each investor in the Investment Fund and reimburse SEI for reasonable expenses incurred in connection with providing services to the Investment Fund and the Managed Accounts, and the Investment Fund will bear, through its investment in each Portfolio Company, a portion of similar expenses incurred by such Portfolio Company. In the event that the Company allocates assets directly to Advisors rather than through an investment in a Investment Fund, the Company will pay SEI administration fees similar to the administration fees paid at the Investment Fund level. In 2007, the administration fee rate ranged between 0.04% and 0.06%. In 2008, the administration fee rate ranged between 0.04% and 0.06%.

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

The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the LLC Agreement (as defined below) or the Company’s other organizational documents or the subscription agreement (the “Subscription Agreement”) or any modification or supplement to the Private Placement Memorandum dated February 2008 for the Company (as it may be supplemented or modified from time to time, the “Memorandum”), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, fees to Advisors with respect to Managed Accounts, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company’s transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations described under ITEM 12. “INDEMNIFICATION OF DIRECTORS AND OFFICERS” in the Form 10 filed on April 29, 2004, as amended); and all costs and expenses incurred as a result of the reorganization, dissolution, winding-up or termination of the Company.

Certain administrative and investment-related services, including, but not limited to, those relating to accounting, tax and legal advice and other services (including with respect to litigation, if any), marketing efforts, information technology, risk management, cash management, administrative services, and the selection, investigation, acquisition, holding or disposition of investments may be provided by internal staff of Goldman Sachs, including entities created by Goldman Sachs to handle such services. Goldman Sachs may, in its sole discretion, charge the Company or an Investment Fund its allocable portion of the fees and expenses associated with such services, and the Company or Investment Fund, as applicable, will be responsible for such fees and expenses. In such event, the Managing Member will determine the fair and reasonable cost for such services based on, among other things, the compensation and benefits of the personnel providing the services as well as an allocation of overhead expenses. Amounts paid to Goldman Sachs by the Company directly or indirectly with respect to all of these services are incremental to the Management Fee charged to the Company.

The Company in the past has borne its organizational expenses and continues to bear expenses incurred in connection with the offer and sale of units, including printing costs, distribution fees and legal fees, expenses incurred in connection with the review of subscription agreements and related documentation, and other expenses of the Company, the Managing Member, any placement agents, authorized dealers and other financial intermediaries and other expenses of the offering of units. In addition, the Company bears, indirectly through its investment in each Investment Fund, Advisor Fund and Portfolio Company, its pro rata portion of the offering, organizational and operating expenses of such other entities, including, without limitation, expenses similar to those enumerated in this paragraph and the preceding two paragraphs, and expenses related to the investment of such assets, such as Advisor, Advisor Fund and Portfolio Company fees and expenses, brokerage commissions, expenses relating to short sales, clearing and settlement charges, custodial fees, bank service fees, interest expenses, borrowing costs and extraordinary expenses. If the Company or an Investment Fund invests its assets through a Portfolio Company, the Managing Member will not charge an additional management fee or performance-based fee or allocation at the Portfolio Company level.

Advisors are compensated on terms that may include fixed fees, asset-based fees or performance-based fees and/or allocations or other compensation. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor, are currently expected to range (on an annualized basis) from approximately 0% to 3%. Performance-based fees or allocations of Advisors are currently expected to range from approximately 0% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, the Company may, in the Managing Member’s sole discretion, allocate assets to Advisors that receive fixed and/or performance-based fees or other compensation that materially exceed these percentages or that structure their compensation in materially different ways. Certain Advisor Funds in which the Company or an Investment Fund invests may charge redemption fees in certain circumstances. Each Member will indirectly through its investment in the Company bear its pro rata portion of any such redemption fees charged to the Company or the Investment Fund.

Performance-based compensation is typically not paid to an Advisor until the Advisor makes up prior losses. Certain Advisors, however, may continue to receive performance-based compensation while making up prior losses, but generally at lower rates. See ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Units, Liquidity of Units and the Offering of the Units—Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions”.

The Managing Member may invest the Company’s assets directly or indirectly in Advisor Funds or discretionary managed accounts managed by Advisors affiliated with Goldman Sachs. In each such case, the Managing Member will ensure that the aggregate fees and allocations paid to or received by the affiliated Advisor and the Managing Member will not exceed the fees that would otherwise be incurred if the Advisor were not so affiliated.

If the Company invests its assets through a Portfolio Company, the Managing Member will not charge a management fee or performance-based fee or allocation at the Portfolio Company level. Each such Portfolio Company will bear its own offering, organizational, and operating expenses. The Company will bear, indirectly through its investment in each such Portfolio Company, a pro rata portion of the expenses of such Portfolio Company.

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

The Managing Member and its affiliates each has the right, in its sole discretion, to waive the fees and performance-based allocations or compensation to which it is entitled in respect of a Member’s units or to impose different fees or performance-based allocations or compensation on a Member (including, without limitation, by means of a rebate or the issuance of a new class of units), and to enter into other agreements with a Member that may affect the Member’s economic or legal rights and obligations with respect to the Member’s investment in the Company (including, without limitation, by waiving any indemnification payments to which the Managing Member or its affiliates are entitled from the Member or by reimbursing the Member for any indemnification payments owed by the Member in connection with its ownership of units), regardless of the class of units the Member holds, without notice to other Members. Such arrangements reflect terms privately agreed to between parties other than the Company, and for the avoidance of doubt, the Company cannot, and is under no duty to, enforce equality of treatment between Members by other entities, including the Managing Member and its affiliates. The Managing Member and its affiliates shall be under no obligation to make arrangements available on equal terms to other Members. In addition, where permitted by applicable law, the Managing Member and its affiliates may elect to pay part or all of the fees and performance-based compensation paid to it by the Company to investors in or distributors of the Company. See “POTENTIAL CONFLICTS OF INTEREST—Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities—Goldman Sachs’ or Intermediaries’ Financial and Other Interests and Relationships May Incentivize Goldman Sachs or Intermediaries to Promote the Sale of Units and Interests in the Investment Funds”.

Capital Accounts; Allocation of Gains and Losses

The Company maintains a separate capital account on its books for each series of units and for each Member with respect to each series of units held by such Member. A “series” includes, for this purpose, a class of units not issued in multiple series. Each capital account with respect to a series of units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series’ allocable share of the appreciation or depreciation of the net assets of the Company (determined as set forth below) for each accounting period, and (iv) decreased by any Incentive Allocation and any Management Fee in respect of such series, if applicable. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of units pro rata based upon the relative capital accounts of each series (determined prior to any year-to-date accrued Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member’s capital account with respect to each series of units shall equal the capital account of such series of units multiplied by the percentage of units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of units from one series into another series and for other events and items as determined by the Managing Member in its sole discretion.

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

At the end of each fiscal year of the Company (or other applicable period), the Managing Member receives an Incentive Allocation in respect of each series of Class A Units equal to 5% of the amount by which the NAV of each such series (appropriately adjusted as determined by the Managing Member in its sole discretion for additional subscriptions, distributions and redemptions, and determined prior to any Incentive Allocation accrual with respect to such series of units, but after the deduction of all Company expenses for the period, including the Management Fee allocable to that series) exceeds the Prior High NAV of such series. The Incentive Allocation in respect of any other class of units may differ from the Incentive Allocation in respect of the Class A Units.

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

The Managing Member has the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such

Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of units) if required to reflect any such arrangements, in each case without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its personnel.

THE MANAGING MEMBER

GS HFS serves as Managing Member of the Company and as the managing member of each of the Investment Funds. GS HFS, in its capacity as the Managing Member, is responsible for the management and operation of the Company. As managing member of the Investment Funds, GS HFS is responsible for the management and operation of the Investment Funds, as well as the selection of the Advisors with which the Investment Funds invest their assets. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds. GS HFS, in its capacity as Managing Member and as managing member of the Investment Funds, is permitted to delegate certain of its investment management responsibilities to its advisory affiliates or other persons as set forth in the limited liability company agreement for the Company (the “LLC Agreement”) and the relevant Investment Fund. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds.

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

Goldman Sachs, a bank holding company, and a leading global investment banking, securities and investment management firm, was founded in 1869. GSAM, formed in 1988, is located at 32 Old Slip, New York, New York 10005. GS HFS is located at One New York Plaza, New York, New York 10004.

The Company has no employees.  As of December 31, 2008, the Managing Member was supported by approximately 114 employees of the GS Group worldwide, of which approximately 28 allocated at least a portion of their time to portfolio management of the Company and the Investment Funds. The Company’s assets were managed, indirectly through the Company’s investments in the Investment Funds, by approximately 69 Advisors.

The Managing Member may withdraw any interest it may have as the Managing Member. From time to time certain qualified officers and employees of the Managing Member or Goldman Sachs may directly or indirectly invest in the Company or the Investment Funds. Any such party may redeem any units that it may acquire at any time, without notice to the Members, in accordance with the redemption provisions of the LLC Agreement of the Company or the relevant Investment Fund. Without the consent of the Members, the Managing Member may, subject to applicable law, assign its rights, obligations, responsibilities and interests in, or arising under, the LLC Agreement to (i) any affiliate of the Managing Member provided that such an assignment does not constitute an “assignment” for purposes of the Investment Advisers Act (as defined below), (ii) a corporation, partnership or other entity which succeeds to the business of Goldman, Sachs & Co. or The Goldman Sachs Group, Inc. substantially in its entirety, (iii) The Goldman Sachs Group, Inc. or any corporation, partnership or other entity the ownership of which is substantially the same as that of The Goldman Sachs Group, Inc. or (iv) any corporation, partnership or other entity of which at least 50% of the voting securities or general partnership interests or membership interests are owned, directly or indirectly, by The Goldman Sachs Group, Inc., by any corporation, partnership or other entity the ownership of which is substantially the same as that of The Goldman Sachs Group, Inc. or by any person described in clause (i), (ii) or (iii) above. It is not currently expected that the Investment Funds’

Advisors or any of those Advisors’ respective principals will purchase units or membership units in the Company or the Investment Funds.

The Managing Member also manages a number of other investment funds and accounts that have investment programs that are similar to those of the Company and may manage additional similar funds in the future. See “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors” and “POTENTIAL CONFLICTS OF INTEREST.”

POTENTIAL CONFLICTS OF INTEREST

General Categories of Conflicts Associated with the Company and the Investment Funds

The Goldman Sachs Group, Inc. is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which the Company and the Investment Funds directly and indirectly invest. As a result, The Goldman Sachs Group, Inc., GSAM, the Managing Member (for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, “Goldman Sachs”), including those who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, are engaged in businesses and have interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, the “Advisors”) may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

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

Potential Conflicts Relating to the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities

Goldman Sachs’ Other Activities May Have an Impact on the Selection of Advisors for each Investment Fund

The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs’ activities, Goldman Sachs’ other activities may have a negative effect on the Company. It is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, or may have interests in Advisors or their businesses, and provide a variety of products and services to them. The amount of such compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds. In addition, the managing member of the Investment Funds will face potential conflicts in making determinations as to whether the Company should invest in or withdraw funds from Advisor Funds, Portfolio Companies and Managed Accounts managed by Advisors that have other business relationships with the managing member of the Investment Funds.

As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under “—General Categories of Conflicts Associated with the Company and the Investment Funds”, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, allocations, compensation, remuneration and other benefits to Goldman Sachs (including benefits relating to investment and business relationships of Goldman Sachs) arising from those decisions may be greater as a result of Advisor selection and certain portfolio, investment, service provider or other decisions made by the Managing Member for the Company and the Investments Funds, respectively, than they would have been had other decisions been made which also might have been appropriate for the Company or the Investment Funds. For example, Goldman Sachs or Client/GS Accounts may have significant equity, profits or other interests in the Advisor or may have entered into arrangements with the Advisor in which the Advisor would share with Goldman Sachs, a Client/GS Account or related parties a material portion of its fees or allocations (including, without limitation, fees earned by the Advisor as a result of the Company’s or an Investment Fund’s allocation of assets to an Advisor Fund managed by the Advisor). Payments to Goldman Sachs (either directly from the Advisor or in the form of fees or allocations payable by the Client/GS Accounts) will generally increase as the amount of assets that an Advisor manages increases. Therefore, investment by the Company or an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party has a fee and/or profit sharing arrangement or other interest in the equity or profits of the Advisor may result in additional revenues to Goldman Sachs and its personnel or related parties. Also, the Managing Member may make the decision to have Goldman Sachs provide administrative or other services to the Company or the Investment Funds instead of hiring an unaffiliated administrator or service provider, provided that such engagement is on market terms as determined by the Company in its sole discretion.

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. An Advisor or its affiliates may offer Goldman Sachs investment opportunities because of the amount of assets managed by an Advisor and its affiliates for Goldman Sachs and Client/GS Accounts, including the Company and the Investment Fund, but such opportunities may not be allocated to the Company or the Investment Funds or such other Client/GS Accounts as described under “—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts”. Therefore, investment (or continued investment) by the Company or an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party are being offered investment opportunities by the Advisor may result in additional investment opportunities to Goldman Sachs and its personnel or related parties.

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

The Managing Member or the managing member of an Investment Fund or Goldman Sachs may become aware of market or other information regarding an Advisor selected for the Company, may place an Advisor under review or may adjust its assessments of an Advisor at any time and for any reason. The Managing Member or the managing member of the relevant Investment Fund may continue to retain such Advisor regardless of such information, review or adjustment in assessments, and neither the Managing Member or such managing member nor Goldman Sachs will be under any obligation to provide the Company with such information, review or adjustment in its assessments or effect transactions on behalf of the Company as a result of such information. Goldman Sachs (on its own behalf or on behalf of certain Client/GS Accounts) may take any action, including but not limited to the sale of investments, the unwinding of hedge positions in connection with derivative transactions entered into with respect to such Advisor, or redemptions from such Advisor, based on any information, review or adjustment in assessments (as described above) at any time and without notice to the Company or to other clients. Such actions by Goldman Sachs may differ from, and may conflict with, advice given or investment decisions made by the Managing Member on behalf of the Company and may have an adverse effect on the Company.

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

Goldman Sachs may also have relationships with, and purchase, distribute or sell services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultants’ points of view on the investment management process. Consultants and other third parties that provide consulting or other services or provide service platforms for employee benefit plans to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company, the Investment Funds or the Advisor Funds in connection with the distribution of units or interests in the Investment Funds, or other Goldman Sachs products. For example, Goldman Sachs may enter into revenue or fee-sharing arrangements with consultants, service providers, and other intermediaries relating to investments in mutual funds, collective trusts, or other products or services offered, sponsored, managed or advised by the Managing Member. Goldman Sachs may also pay a fee for membership in industry-wide or state and municipal organizations or otherwise help sponsor conferences and educational forums for investment industry participants including, but not limited to, trustees, fiduciaries, consultants, administrators, state and municipal personnel and other clients. Goldman Sachs’ membership in such organizations allows Goldman Sachs to participate in these conferences and educational forums and helps Goldman Sachs interact with conference participants and develop an understanding of the points of view and challenges of the conference participants. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or in the Company or Investment Funds or that may recommend investments with the Advisors or distribute Advisor Fund, Company or Investment Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. In addition, Goldman Sachs, including the Managing Member, may make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions. As a result of the relationships and arrangements described in this paragraph, consultants, distributors and other parties may have conflicts associated with their promotion of the Company, the Investment Funds or the Advisors, or other dealings with the Company, the Investment Funds or the Advisors, that create incentives for them to promote the Company, the Investment Funds, the Advisors or certain portfolio transactions.

One or more divisions of Goldman Sachs may refer certain investment opportunities to the Managing Member, or otherwise provide services to, or enter into other arrangements with, the Managing Member. In connection with such referrals, services or other arrangements involving one or more divisions of Goldman Sachs, such divisions may engage in sharing of fees or other compensation received by the Managing Member from the Company or the Investment Funds.

Goldman Sachs, the Company or the Investment Funds may make payments to authorized dealers and other financial intermediaries (each, an “Intermediary” and collectively, “Intermediaries”) from time to time to promote the Company, the Investment Funds, Client/GS Accounts and other products. In addition to placement fees, sales loads or similar distribution charges, such payments may be made out of Goldman Sachs’ assets, or amounts payable to Goldman Sachs rather than a separately identified charge to the Company, the Investment Funds, Client/GS Accounts or other products. Such payments may compensate Intermediaries for, among other things: marketing the Company, the Investment Funds, Client/GS Accounts and other products (which may consist of payments resulting in or relating to the inclusion of the Company, the Investment Funds, Client/GS Accounts and other products on preferred or recommended fund lists or in certain sales programs from time to time sponsored by the Intermediaries); access to the Intermediaries’ registered representatives or salespersons, including at conferences and other meetings; assistance in training and education of personnel; “finders” or “referral fees” for directing investors to the Company, the Investment Funds, Client/GS Accounts and other products; marketing support fees for providing assistance in promoting the Company, the Investment Funds, Client/GS Accounts and other products (which may include promotions in communications with the Intermediaries’ customers, registered representatives and salespersons); and/or other specified services intended to assist in the distribution and marketing of the Company, the Investment Funds, Client/GS Accounts and other products. Such payments may be a fixed dollar amount; may be based on the number of customer accounts maintained by an Intermediary; may be based on a percentage of the value of interests sold to, or held by, customers of the Intermediary involved; or may be calculated on another basis. The payments may also, to the extent permitted by applicable regulations, contribute to various non-cash and cash incentive arrangements to promote certain products, as well as sponsor various educational programs, sales contests and/or promotions. Furthermore, subject to applicable law, such payments may also pay for the travel expenses, meals, lodging and entertainment of Intermediaries and their salespersons and guests in connection with educational, sales and promotional programs. The additional payments by Goldman Sachs may also compensate Intermediaries for subaccounting, administrative and/or shareholder processing or other investor services that are in addition to the fees paid for these services by such products.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts

Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company and the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests. For example, the Company or the Investment Funds may be competing for investment opportunities with current or future accounts or funds sponsored, managed or advised by Goldman Sachs (including the Managing Member), including current of future accounts or funds managed by the same portfolio management team, or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (each, a “Client/GS Account” and collectively, the “Client/GS Accounts”). These Client/GS Accounts or funds may provide greater fees or other compensation (including performance-based fees, equity, profit or other interests) to Goldman Sachs (including the Managing Member) and potentially to Goldman Sachs personnel (including personnel of the Managing Member).

Goldman Sachs may manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or the Investment Funds and/or may seek to invest with Advisors with which the Company or the Investment Funds invest or that would be an appropriate investment for the Company or the Investment Funds or make investments or sell investments in securities or other instruments, sectors or strategies in which the Company or the Investment Funds may invest. This may create potential conflicts and potential differences among Client/GS Accounts (including the Company or the Investment Funds), particularly where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. For example, limited availability may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and initial public offerings/new issues. Transactions in investments by multiple Client/GS Accounts (including accounts in which Goldman Sachs and its personnel have an interest), other clients of Goldman Sachs or Goldman Sachs itself may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies associated with securities held by Client/GS Accounts and the Advisor Funds, Portfolio Companies and Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. In addition, opportunities may arise to enter into economic arrangements with Advisors in which the Advisors may agree to reduce or rebate fees, allocations or other compensation to an investor, or agree to pay or share some or all of the fees, allocations or other compensation earned by the Advisor, or to take equity, profits or other interests in Advisors or their businesses.

The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities and make purchase and sale decisions among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion, to be reasonable. In certain cases, these policies result in the pro rata allocation of limited opportunities across Client/GS Accounts, but in certain other cases the allocations reflect numerous other factors based upon the Managing Member’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of each Client/GS Account and applying a variety of factors including those described below. The Managing Member seeks to treat all clients reasonably in light of all factors relevant to managing an account, and in some cases it is possible that the application of the factors described below may result in allocations in which certain accounts may receive an allocation when other accounts do not. Non-proportional allocations may occur frequently in the fixed income portfolio management area, in many instances because multiple appropriate or substantially similar investments are available in fixed income strategies, as well as due to differences in benchmark factors, hedging strategies, or other reasons, but non-proportional allocations could also occur in other areas. The application of these factors as described below may result in allocations in which Goldman Sachs and Goldman Sachs employees may receive an allocation or an opportunity not allocated to other Clients/GS Accounts (including the Company and the Investment Funds). Allocations may be based on numerous factors and may not always be pro rata based on assets managed.

The Managing Member may make allocation related decisions for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors. These factors, which are applied using the Managing Member’s reasonable judgement, may include, without limitation, (i) account investment horizons, investment objectives and guidelines; (ii) different levels of investment for different strategies; (iii) client-specific investment guidelines and restrictions, including the ability to hedge through short sales or other techniques; (iv) the expected future capacity of applicable Client/GS Accounts; (v) fully directed brokerage accounts; (vi) tax sensitivity of accounts; (vii) suitability requirements and the nature of the investment opportunity; (viii) account turnover guidelines; (ix) cash and liquidity considerations, including without limitation, availability of cash for investment; (x) relative sizes and expected future sizes of applicable accounts; (xi) availability of other appropriate investment opportunities; (xii) regulatory restrictions affecting certain accounts and/or (xiii) minimum denomination, minimum increments, de minimis threshold and round lot considerations. Suitability considerations can include without limitation (i) relative attractiveness of a strategy or Advisor to different accounts; (ii) concentration of sector, sub-strategy or Advisor positions in an account; (iii) appropriateness of a security for the benchmark and benchmark sensitivity of an account; (iv) an account’s risk tolerance and parameters; (v) use of the opportunity as a replacement for a security Goldman Sachs believes to be attractive for an account; (vi) considerations related to hedging a position in a pair trade; and/or (vii) considerations related to giving a subset of accounts exposure to an industry. In addition, the fact that certain Goldman Sachs personnel are dedicated to one or more funds, accounts or clients may be a factor in determining the allocation of opportunities sourced by such personnel. Reputational matters and other such considerations may also be considered. The application of these principles may cause dispersion over time.

In addition to allocations of limited availability investments and transactions, Goldman Sachs may, from time to time, develop and implement new investment opportunities with Advisors and/or trading strategies, and these strategies may not be employed in all accounts (including the Company or the Investment Funds) or pro rata among the accounts where they are employed, even if the strategy is consistent with the objectives of all accounts. Goldman Sachs may make decisions based on such factors as strategic fit and other portfolio management considerations, including, without limitation, an account’s capacity for such strategy, the liquidity of the strategy and its underlying instruments, the account’s liquidity, the business risk of the strategy relative to the account’s overall portfolio make-up, and the lack of efficacy of, or return expectations from, the strategy for the account, and such other factors as Goldman Sachs deems relevant in its sole discretion. For example, such a determination may, but will not necessarily, include consideration of the fact that a particular strategy will not have a meaningful impact on an account given the overall size of the account, the limited availability of opportunities in the strategy and the availability of other strategies for the account. The Company and the Investment Funds will not be entitled to compensation in connection with investments that are not allocated to the Company and the Investment Funds (or not fully allocated to the Company and the Investment Funds) and are allocated to other Client/GS Accounts.

During periods of unusual market conditions, GS HFS, in its capacity as the Managing Member and managing member of the Investment Funds, may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only funds or accounts that are typically managed on a side-by-side basis with levered and/or long-short funds or accounts. During such periods, the Managing Member will seek to exercise a disciplined process for determining allocations (including to Advisor Funds or Portfolio Companies in which Goldman Sachs or its personnel have an interest), as it determines in its sole discretion.

Although allocating investment opportunities or orders with Advisors among the Investment Funds and other Client/GS Accounts may create potential conflicts of interest because of the interests of Goldman Sachs and/or its personnel or because Goldman Sachs may receive greater fees or compensation from one Client/GS Account’s allocations relative to another, the Managing Member will not make allocation decisions based on such interests or greater fees or compensation.

Allocation decisions among accounts may be more or less advantageous to any one account or group of accounts. As a result of these allocation issues, the amount, timing, structuring or terms of an investment by the Company or an Investment Fund may differ from, and performance may be lower than, investments and performance of other Client/GS Accounts. Client/GS Accounts (including the Company) that do not receive allocations that perform well may experience lower performance as a result.

The Managing Member is currently the managing member of the HFP U.S. Funds, and the investment manager of the HFP Ireland Funds and HFP Institutional. The HFP Funds generally have investment objectives and strategies similar to those of the Company and the Investment Funds, except that HFP Institutional is currently intended for investment by benefit plans and other similar investors and the HFP Ireland Funds are generally open only to non-U.S. investors and certain tax-exempt U.S. investors.

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

Goldman Sachs, accounts sponsored, managed or advised by Goldman Sachs or other investment funds sponsored, managed or advised by Goldman Sachs, including accounts and investment funds which have investment objectives and utilize investment strategies similar to those of the Company, may invest in the Investment Funds, Advisor Funds and Portfolio Companies. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company or the Investment Funds to allocate assets.

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

Other Potential Conflicts Relating to the Management of the Company and the Investment Funds by the Managing Member

     Potential Restrictions and Issues Relating to Information Held by Goldman Sachs

As a result of informational barriers constructed between different divisions of Goldman Sachs, the Managing Member will generally not have access to information and personnel in other areas of Goldman Sachs. Therefore, the Managing Member will generally not be able to manage the portfolios of the Company or the Investment Funds with the benefit of information held by other divisions of Goldman Sachs. However, although it is under no obligation to do so, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel, and in certain circumstances, personnel of affiliates of the Managing Member may have input into, or make determinations regarding, portfolio management transactions for the Company or the Investment Funds, and may receive information regarding the Managing Member’s proposed investment activities for the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.

The Managing Member makes decisions for the Company and the Investment Funds based on their respective investment programs. The Managing Member from time to time may have access to certain fundamental analysis and proprietary technical models developed by Goldman Sachs and its personnel. Goldman Sachs will not be under any obligation, however, to effect transactions on behalf of the Company or the Investment Funds in accordance with such analysis and models. In addition, Goldman Sachs has no obligation to seek information or to make available to or share with the Company or the Investment Funds any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities. Goldman Sachs may restrict transactions for itself, but not for the Company or the Investment Funds or vice versa. Goldman Sachs and certain of its personnel, including the Managing Member’s personnel or other Goldman Sachs personnel advising or otherwise providing services to the Company or the Investment Funds, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company or the Investment Funds. The Company or the Investment Funds could sustain losses during periods in which Goldman Sachs and other Client/GS Accounts achieve significant profits in connection with Goldman Sachs’ trading for proprietary or other Client/GS Accounts.

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

Goldman Sachs conducts extensive broker-dealer, banking and other activities around the world and operates a business known as Goldman Sachs Securities Services (“GSS”), which provides prime brokerage, administrative and other services to clients which may involve markets and securities in which the Company or the Investment Funds invest. These businesses will give GSS and many other parts of Goldman Sachs broad access to the current status of certain markets, investments and funds, and detailed knowledge about fund operators. In addition, given Goldman Sachs’ scale of activity in the prime brokerage market, Goldman Sachs may act as a prime broker to one or more funds in which the Company or the Investment Funds may invest, in which case Goldman Sachs will have direct knowledge concerning the investments and transactions of such funds. As a result of the activities described in this paragraph and the access and knowledge arising from those activities, parts of Goldman Sachs may be in possession of information in respect of markets, investments and funds, which, if known to the Managing Member, might cause the Managing Member to seek to dispose of, retain or increase interests in investments held by the Company or the Investment Funds or acquire certain positions on behalf of the Company or the Investment Funds. Goldman Sachs will be under no duty to make any such information available to the Managing Member or in particular the personnel of the Managing Member making investment decisions on behalf of the Company or the Investment Funds. In some circumstances, Goldman Sachs personnel may have input into, or make determinations regarding, portfolio management transactions, however, Goldman Sachs is under no duty to make such resources available to the Managing Member.

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

Various divisions and units within Goldman Sachs are required to value assets, including in connection with managing or advising Client/GS Accounts and in their capacity as a broker-dealer. These various divisions and units may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets. Goldman Sachs does not, however, have any obligation to engage in such information sharing. The Managing Member will value investments according to its valuation policies, and may value an identical asset differently than another division or unit of Goldman Sachs. This is particularly the case when an asset does not have a readily ascertainable market price and/or where one division or unit of Goldman Sachs has more recent and/or accurate information about the asset being valued.

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

Further, the Managing Member and other Goldman Sachs affiliates may manage funds or accounts, and Goldman Sachs may be invested in funds or accounts, that have similar investment objectives or portfolios to that of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts, and events occurring with respect to such funds or accounts could affect the performance of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts. For example, in the event that withdrawals of capital or performance losses result in such a fund or account selling securities, those sales could result in securities of the same issuer, strategy or type held by the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts falling in value, which could have a material adverse effect on the Company or the Investment Funds.

In the event that Goldman Sachs invests in the Company or the Investment Funds, Goldman Sachs’ investment in the Company may constitute a substantial percentage of the NAV of the Company. Redemptions by Goldman Sachs from the Company may be made at any time without notice to the Members in accordance with the redemption procedures disclosed herein, even if the amount of such redemption constitutes a material portion of the Company’s NAV. Goldman Sachs’ decision to make a redemption from any such entity will be made based on factors it deems relevant in its sole discretion without regard to its effect on the Company.

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

In addition, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market, distressed or less liquid strategies. For example, this may occur when portfolio decisions regarding the Company or an Investment Fund, or for an Advisor Fund, Portfolio Company or Managed Account, are based on research or other information that is also used to support portfolio decisions for other Client/GS Accounts. When Goldman Sachs or a Client/GS Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Advisor Funds, Portfolio Companies or Managed Accounts (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Funds, Portfolio Companies or Managed Accounts receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Funds, Portfolio Companies or Managed Accounts, and, in turn, the relevant Investment Fund and the Company, could otherwise be disadvantaged. Goldman Sachs may, in certain cases, elect to implement internal policies and procedures reasonably designed to mitigate such consequences, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

The directors, officers and employees of Goldman Sachs, including the Managing Member, may buy and sell securities or other investments for their own accounts (including through investment in funds sponsored, managed or advised by Goldman Sachs, including the Managing Member). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees that are the same as, different from or made at different times than positions taken for the Company or an Investment Fund. To reduce the possibility that the Company and the Investment Funds will be materially adversely affected by the personal trading described above, the Managing Member has established policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the Company’s and the Investment Funds’ portfolio transactions. The Managing Member has adopted a code of ethics restriction required by the Investment Advisers Act and monitoring procedures relating to certain personal securities transactions by Managing Member personnel that the Managing Member deems to involve potential conflicts involving such personnel, Client/GS Accounts managed by the Managing Member and the Company or the Investment Funds. The code of ethics requires that Managing Member personnel comply with all applicable U.S. federal securities laws and with the fiduciary duties and anti-fraud rules to which the Managing Member is subject.

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

An Advisor’s management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisor Funds, Portfolio Companies and Managed Accounts may, subject to applicable law, invest directly or indirectly in the securities, bank loans or other obligations of companies affiliated with Goldman Sachs (or a Client/GS Account) or in which Goldman Sachs (or a Client/GS Account) has an equity, debt or other interest. In addition, subject to applicable law, the Advisor Funds, Portfolio Companies and Managed Accounts may engage in investment transactions that may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisor Funds, Portfolio Companies and Managed Accounts may enhance the profitability of Goldman Sachs’ or other Client/GS Accounts’ own investments in and its activities with respect to such companies.

Without limiting the generality of the foregoing, to the extent permitted by applicable law, the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may invest in indebtedness of portfolio companies affiliated with Goldman Sachs or in which Goldman Sachs and/or funds or accounts sponsored, managed or advised by Goldman Sachs have an equity or other interest, and may acquire such indebtedness either directly or indirectly through syndicate or secondary market purchases. Such investments may benefit Goldman Sachs. In addition, Goldman Sachs may be incentivized not to undertake certain actions on behalf of the Company or the Investment Funds in connection with such investments, including the exercise of certain rights that it may have as a creditor, in view of Goldman Sachs’ involvement with the applicable issuer. Notwithstanding these potential conflicts of interest, the Managing Member will only make investment decisions for the Company and the Investment Funds in good faith and in a manner that is consistent with its fiduciary obligations to the Company and the Investment Funds, without regard to the benefits to Goldman Sachs. Goldman Sachs or funds or accounts which Goldman Sachs manages or in which Goldman Sachs has an interest that hold investments in different parts of the capital structure of a company than the Company, an Investment Fund, Advisor Fund, Portfolio Company or Managed Account, may take certain actions that could be materially adverse to the Company’s direct or indirect investment in such company. Goldman Sachs will not be obligated to take actions in those accounts in a manner beneficial to the Company. There are also certain risks involved in making investments in issuers that are or become insolvent. See ITEM 1A. “RISK FACTORS—Risks Related to Issuers of Securities—Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency,” including the discussion on the avoidance of certain payments on indebtedness as preferences in connection with bankruptcy proceedings, which could be a more significant issue for the Company and the Investment Funds in connection with investments in companies affiliated with Goldman Sachs. In addition, it is possible that in connection with an insolvency, bankruptcy or similar proceeding the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may be limited (by applicable law, courts or otherwise) in the positions or actions they may be permitted to take due to other interests held or actions or positions taken by Goldman Sachs or funds or other accounts it manages or in which it invests.

The Managing Member may, but is not required to, aggregate purchase or sale orders for the Company and the Investment Funds with trades for other funds or accounts sponsored, managed or advised by Goldman Sachs, including Client/GS Accounts. Aggregation of orders occurs when considered appropriate by the Managing Member. These circumstances may include, without limitation, aggregation among client accounts and accounts that contain Goldman Sachs and/or employee interests; when consistent with the goal of aligning advisor and client interests; in developing products that demonstrate client experience track records; when managing accounts in a commercially reasonable manner for clients (which may be affiliates but which engage the Managing Member to act as an independent commercial money manager); or when aggregating will have a de minimis effect on the performance of client accounts (e.g., where client accounts’ size is larger than the size of the seed account). When orders are aggregated for execution, it is possible that Goldman Sachs and Goldman Sachs employee interests will receive benefits from such transactions, even in limited capacity situations. While the Managing Member maintains policies and procedures that it believes are reasonably designed to deal with conflicts of interest that may arise in certain situations when purchase or sale orders for the Company and the Investment Funds are aggregated for execution with orders for Client/GS Accounts, in some cases the Managing Member will make allocations to accounts in which Goldman Sachs and/or Goldman Sachs employees have an interest.

Goldman Sachs and one or more Client/GS Accounts (including the Company, the Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts) may also invest in different classes of securities of the same issuer. As a result, one or more Client/GS Accounts may pursue or enforce rights with respect to a particular issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. For example, if a Client/GS Account holds debt securities of an issuer and an Advisor Fund, Portfolio Company or Managed Account holds equity securities of the same issuer, then if the issuer experiences financial or operational challenges, the Client/GS Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities may prefer a reorganization of the issuer. In addition, Goldman Sachs and Client/GS Accounts may pursue or enforce rights with respect to an Advisor with respect to any economic arrangements with, or equity, profits or other interests in, the Advisor. The Managing Member may also, in certain circumstances, pursue or enforce rights with respect to a particular issuer jointly on behalf of one or more Client/GS Accounts (including the Company and the Investment Funds), or Goldman Sachs employees may work together to pursue or enforce such rights. As a result, prices, availability, liquidity and terms of an Advisor’s investments on behalf of the Advisor Funds, Portfolio Companies and Managed Accounts may be negatively impacted by Goldman Sachs’ and other Client/GS Accounts’ activities, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case. In addition, in certain instances personnel of the Managing Member may obtain information about an issuer that would be material to the management of other Client/GS Accounts, which could limit the ability of personnel of the Managing Member to make allocations to or reduce allocations to certain Advisors.

To the extent permitted by applicable law, Goldman Sachs (including its personnel or Client/GS Accounts) may create, write, sell or issue, invest in, or act as placement agent or distributor of, derivative instruments with respect to the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, with respect to underlying securities, currencies or instruments of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts (collectively, “Structured Investment Products”). The values of the Structured Investment Products may be linked to the NAV of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and/or the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. In connection with the Structured Investment Products and for hedging, re-balancing, investment and other purposes, the Company and/or Goldman Sachs (including its personnel or Client/GS Accounts) may (i) purchase or sell investments held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, (ii) purchase or sell units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or (iii) hold synthetic positions that seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts or the Company’s, the Investments Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. Such positions may be significant and may differ from and/or be contrary to the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ positions. Goldman Sachs (including its personnel and Client/GS Accounts) reserves the right to make purchases and sales of investments that may also be held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies and/or Managed Accounts and to make purchases and sales of units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts at any time and without notice to investors in the Company. These derivative-related activities, as well as such investment and redemption activities, may have an adverse effect on the investment management of the Company and the Company’s positions, flexibility, diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly through the Company by the Members.

To the extent permitted by applicable law, Goldman Sachs may enter into derivatives transactions with the Company, the Investment Funds and Client/GS Accounts, and Goldman Sachs may hedge such derivatives transactions. This hedging activity may adversely affect the value of the derivative transactions entered into with the Company or the Investments Funds. Any such activity, or investment or sale of positions, may occur as a result of Goldman Sachs deciding to alter or sell positions or adjusting its assessments of an investment or adviser at any time and for any other reason, based on market information, consideration of issues with respect to an adviser or otherwise, and Goldman Sachs will not be under any obligation to provide the Company notice of such adjustment in assessment or the reason behind such adjustment or to effect transactions on behalf of the Company as a result of such adjustments. Actions taken with respect to Goldman Sachs or Client/GS Accounts may adversely impact the Company, and actions taken by the Company may benefit Goldman Sachs or Client/GS Accounts.

In addition, Goldman Sachs may make loans to Members or enter into similar transactions that are secured by a pledge of, or mortgage over, a Member’s units, which would provide Goldman Sachs with the right to redeem such units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members. A Goldman Sachs investment may be made in any class of units, including a class which is not subject to any management fee or incentive allocation. The structure or other characteristics of the derivative instruments (including the Structured Investment Products) may have an adverse effect on the Company, an Investment Fund, an Advisor Fund or a Portfolio Company. For example, the derivative instruments could represent leveraged investments in the Company, an Investment Fund, an Advisor Fund or Portfolio Company, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Company, an

Investment Fund, Advisor Fund or Portfolio Company more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management and positions, flexibility and diversification strategies of the Company, Investment Fund, Advisor Fund or Portfolio Company, as applicable, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company.

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

The Company may also directly or indirectly enter into asset-based or other credit facilities. Any credit facility of the Company may be secured by all or any portion of the Company’s portfolio of assets, including any interests in other funds. Actions taken by the Managing Member or Goldman Sachs on behalf of Goldman Sachs’ proprietary accounts, Client/GS Accounts or otherwise may result in adverse performance or diminution in value of the Company’s portfolio, which could cause the Company to be in default, or to take certain actions to avoid being in default, in connection with a credit facility. This could have a material adverse effect on the Company. Actions taken either by the applicable lender (which may, to the extent permitted by applicable law, be Goldman Sachs) or by the Managing Member on behalf of a Client/GS Account or the Company arising out of credit facility related issues may impact the value of the assets of the Company, may cause the Company to be in default or take certain actions to avoid being in default with respect to a credit facility and may have a material adverse effect on the Company. For example, an event of default or actions taken by the Managing Member to avoid an event of default could cause the Company to liquidate assets more rapidly (and therefore potentially at lower prices) than might otherwise be desirable, which could have a material adverse effect on the Company’s portfolio. In addition, such a liquidation could alter the constitution of the Company’s portfolio, resulting in a portfolio that is less diversified and less liquid, and could otherwise limit the ability of the Company to successfully implement its investment program. An example of this would be where, to avoid an event of default, more liquid securities are sold in advance of less liquid securities. Similarly, if the Company is invested in another fund, the consequences arising out of a default or potential default by such fund in connection with a credit facility as described above could adversely affect the Company, and such consequences could be exacerbated by substantial redemptions from other investors (including Goldman Sachs and the Managing Member on behalf of Client/GS Accounts) in the defaulting or potentially defaulting fund. Such redemptions could cause the liquidation of additional portfolio assets of the Company at times that would not otherwise be desirable, with the negative effects described above. When Goldman Sachs acts as a lender to a fund or Client/GS Account, it may take commercial steps in its own interest, such as requiring repayment of all or part of a loan at a time that may not be desirable for the Company, and such actions may have a material adverse effect on the Company.

Potential Conflicts in Connection with Investments in Goldman Sachs Money Market Funds

To the extent permitted by applicable law, the Company and the Investment Funds may invest all or some of their short-term cash investments in any money market fund sponsored, managed or advised by Goldman Sachs. In connection with any such investments, the Company and the Investment Funds will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Company and the Investment Funds will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with an investor’s direct purchase of the underlying investments because Goldman Sachs could receive fees with respect to both the management of the Company or the Investment Funds and such money market fund). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company or the Investment Funds will be required.

Potential Conflicts in Connection with Investments in Affiliated Funds

The Managing Member may directly or indirectly allocate the Company’s assets to Advisor Funds, Portfolio Companies or Managed Accounts managed by Goldman Sachs or to open-end investment companies, unit investment trusts or other collective investment funds, registered or non-registered, for which Goldman Sachs serves as investment adviser (“Affiliated Funds”). In such case, the Company may be required to pay all advisory and other fees and expenses (including, but not limited to, management fees, carried interest charges, incentive fees and allocations, and offering, organizational and operating expenses) applicable to such investment, and Goldman Sachs may receive compensation from the Company in connection with acting as an Advisor, and such compensation may not reduce any fees payable directly to the Managing Member by the Company. Because Goldman Sachs may receive fees in respect of both the Company and the management of the Affiliated Funds, there may be “multiple fees” involved in making any such investment, which would not arise if clients invested directly in the Affiliated Funds. In addition, the affiliated Advisor’s personnel may receive compensation as a result of such investments. Any such fees, allocations or other compensation received by Goldman Sachs in connection with a direct or indirect investment by the Company in an Affiliated Fund will generally be retained by Goldman Sachs and will generally not be shared with the Company or investors, provided, however, that subject to applicable law, Goldman Sachs (including the Managing Member) has the right, in its sole discretion, to waive, reduce or rebate fees that would otherwise be payable to Goldman Sachs in connection with the Managing Member’s allocation of the Company’s assets to Affiliated Funds.

As the Managing Member’s allocations of Company assets to Affiliated Funds may result in the Managing Member and/or Goldman Sachs receiving higher fees, compensation or other benefits than if the Managing Member makes direct or indirect allocations solely to Advisor Funds, Portfolio Companies or Managed Accounts managed by third parties, the Managing Member will have an incentive to make direct or indirect allocations to Affiliated Funds. Furthermore, the Managing Member will have an interest in allocating Company assets directly or indirectly to Affiliated Funds that impose higher fees than those imposed by other Affiliated Funds.

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

To the extent permitted by applicable law, the Company may also enter into “cross transactions” (i.e., where the Managing Member causes the Company to buy a security from, or sell a security to, another client of the Managing Member or its affiliates) and “agency cross transactions” (i.e., where Goldman Sachs acts as broker for, and receives a commission from, both the Company on one side of the transaction and a brokerage account on the other side of the transaction in connection with the purchase or sale of securities). Goldman Sachs may have a potentially conflicting division of loyalties and responsibilities to both parties to a cross transaction or agency cross transaction. For example, in a cross transaction, the Managing Member or an affiliate will represent both the Company on the one side of a transaction and another account on the other side of the transaction (including an account in which Goldman Sachs or its affiliates have a proprietary interest) in connection with the purchase of a security by the Company. In addition, in an agency cross transaction, Goldman Sachs will act as broker and receive compensation or other payments from either or both parties which could influence the decision of Goldman Sachs to cause the Company to purchase such security. Cross transactions and agency cross transactions are effected on commercially reasonable terms. The Managing Member may also, to the extent permitted by applicable law and subject to Goldman Sachs’ allocation policies, transfer some or all of the Company’s interest in an Investment Fund, Advisor Fund, Portfolio Company or Managed Account to other Client/GS Accounts if the Managing Member deems it advisable in order to achieve the investment objectives of the Company and such Client/GS Account.

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

Pursuant to the Subscription Agreement and to the extent permitted by applicable law, in respect of matters described in the next sentence in which the Company may engage and which may require approval on behalf of the Company or with respect to which the Managing Member determines to seek approval, the Company and/or the Managing Member is authorized without limitation (but is not in any way required), to (i) consider and approve or disapprove such transactions and other matters on behalf of the Company and its investors, or (ii) select certain Members or beneficial owners of units or one or more persons who are not affiliated with the Company, including persons who may or may not be affiliated with the Managing Member and/or Goldman Sachs, to serve on a committee, the purpose of which will be to consider and approve or disapprove any such transactions and other matters on behalf of the Company and the Members that are presented to such committee by the Managing Member in its sole discretion. Such transactions or other matters may include the following, but in any event only with respect to any particular transaction or other matter that the Managing Member determines in its sole discretion to either, in the case of (i) above, consider, or in the case of (ii) above, present to the committee: (a) any transaction in which the Company proposes to purchase or sell securities and which, as a result of participation (directly or indirectly) by Goldman Sachs in respect of such transaction, requires consent under the Investment Advisers Act, (b) any fee paid to Goldman Sachs in respect of a transaction in which the Company proposes to be an investor and which, as a result of the participation by Goldman Sachs, requires consent under the Investment Advisers Act, (c) any other transaction or matter for which prior consent or other consent may be required under the Investment Advisers Act, and (d) any other transaction or matter which the Managing Member determines to consider itself or present to the committee, which may include, without limitation, transactions involving possible conflicts of interest. For the avoidance of doubt, the Managing Member will be under no obligation to form any such committee or present any particular matter to any such committee, and the determination to set up a committee or to present any matter for consideration to the committee will in each case be made by the Managing Member in its sole discretion.

Potential Conflicts That May Arise When Goldman Sachs Acts in Commercial Capacities for the Company and the Investment Funds

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

Goldman Sachs may have ownership interests in trading networks, securities or derivatives indices, trading tools, settlement systems and other assets, and Goldman Sachs may benefit when the Managing Member and Advisors use them in connection with the Company or the Investment Funds.

The Board of Directors Lacks Independence

The Managing Member is, and has historically been, responsible for the management of the affairs of the Company. Effective April 1, 2009, the Managing Member will establish a board of directors of the Company, which will, as of such date and thereafter, supervise the affairs of the Company in lieu of the supervision previously provided by the Board of Directors of the Managing Member. The directors of the Managing Member and the director nominees of the Company are employees of Goldman Sachs and will not be independent of the Managing Member and the Company, as applicable. As a result, the directors of the Managing Member and the director nominees of the Company may have other considerations in addition to their responsibilities for the Company, including as a result of their employment by Goldman Sachs, which could result in potential conflicts of interest.

Potential Conflicts Relating to the Selection of Investments by the Advisors

An Advisor’s Other Activities May Have an Impact on the Advisor Funds, Portfolio Companies and Managed Accounts

Each Advisor may act as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent or principal, and may have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which the Advisor trades. Thus, it is possible that an Advisor will undertake transactions in securities in which it makes a market or otherwise has direct or indirect interests. These business relationships and the fees, compensation and other benefits to the Advisor arising therefrom, may, in certain cases, create an incentive for the Advisor to make certain investments for the Company over other investments that might also be appropriate.

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Advisors’ Accounts

Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds sponsored, managed or advised by the Advisor Fund’s Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (each, a “Client/Advisor Account” and collectively, the “Client/Advisor Accounts”) that have investment objectives that are similar to those of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. Economic arrangements which an Advisor may have entered into, such as agreements to share or rebate fees or to grant equity, profits or other interests, may also result in other Client/Advisor Accounts of the Advisor providing greater compensation to the Advisor than an Advisor Fund, Portfolio Company or Managed Account.

An Advisor may manage or advise Client/Advisor Accounts that may seek to make investments or sell investments in securities or other instruments, sectors or strategies in which an Advisor Fund, Portfolio Company or Managed Account may invest. This may create potential conflicts and potential differences among an Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts, particularly where there is limited availability or limited liquidity for those investments. For example, limited availability situations may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and initial public offerings/new issues. Transactions in investments by multiple Client/Advisor Accounts (including accounts in which an Advisor and/or its personnel have an interest), other clients of an Advisor or an Advisor itself may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies associated with securities held by an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. Each Advisor will allocate investment opportunities and make purchase and sale decisions among the Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts in a manner that it considers, in its sole discretion, to each Client/Advisor Account, to be reasonable. Allocations may be based on numerous factors and may not always be pro rata based on assets managed.

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

Other Potential Conflicts Relating to the Advisors’ Portfolio Management Activities

Potential Restrictions and Issues Relating to Information Held by Advisors

As a result of informational barriers constructed between different divisions of an Advisor, an Advisor will generally not have access to information and personnel in other areas of the Advisor. Therefore, an Advisor will generally not be able to manage the Advisor Funds, Portfolio Companies or Managed Accounts with the benefit of information held by its other divisions. However, although they are under no obligation to do so, personnel of an Advisor may consult with personnel in other areas of the Advisor or personnel of unaffiliated firms, or may form investment policy committees comprised of such personnel, and in certain circumstances, personnel of affiliates of an Advisor may have input into, or make determinations regarding, portfolio management transactions for Advisor Funds, Portfolio Companies or Managed Accounts and may receive information regarding the proposed investment activities of the Advisor Funds, Portfolio Companies or Managed Accounts managed by such Advisor that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Advisor Funds, Portfolio Companies or Managed Accounts any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Advisors will be under no obligation to make available any research or analysis prior to its public dissemination.

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

Potential Conflicts Relating to an Advisor’s Proprietary Activities on Behalf of Other Accounts Managed by the Advisor

The results of the investment activities of an Advisor Fund, Portfolio Company or Managed Account may differ significantly from the results achieved by its Advisor for its proprietary accounts and from the results achieved by the Advisor for other Client/Advisor Accounts. An Advisor is expected to manage the applicable Advisor Fund, Portfolio Company or Managed Account and its other Client/Advisor Accounts in accordance with their respective investment objectives and guidelines. However, the Advisor may give advice, and take action, with respect to any current or future Client/Advisor Accounts that may compete or conflict with the advice the Advisor may give to an Advisor Fund, Portfolio Company or Managed Account, including with respect to the return of an investment, the timing or nature of action relating to an investment or the method of exiting the investment.

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

In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts managed by personnel of an Advisor. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

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

An Advisor’s management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities, bank loans or other obligations of companies affiliated with the Advisor or in which the Advisor has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor’s or its Client/Advisor Accounts’ own investments in and its activities with respect to such companies.

An Advisor and its clients may also invest in different classes of securities of the same issuer. As a result, one or more Client/Advisor Accounts may pursue or enforce rights with respect to a particular issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on such Advisor Fund, Portfolio Company or Managed Account. For example, if a Client/Advisor Account holds debt securities of an issuer, and an Advisor Fund, Portfolio Company or Managed Account holds equity securities of the same issuer, then if the issuer experiences financial or operational challenges, the Client/Advisor Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities, may prefer a reorganization of the issuer. An Advisor may also, in certain circumstances, pursue or enforce rights with respect to a particular issuer jointly on behalf of one or more Client/Advisor Accounts, or the Advisor’s employees may work together to pursue or enforce such rights. An Advisor Fund, Portfolio Company or Managed Account may be negatively impacted by the activities of the Advisor or its clients, and transactions for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the Advisor and Client/Advisor Accounts not pursued a particular course of action with respect to the issuer of the securities. In addition, in certain instances personnel of an Advisor may obtain information about an issuer that would be material to the management of other Client/Advisor Accounts which could limit the ability of personnel of the Advisor to make or reduce investments for the Advisor Funds, Portfolio Companies and Managed Accounts.

To the extent permitted by applicable law, an Advisor (including its personnel or Client/Advisor Accounts) may create, write, sell, issue, invest in or act as placement agent or distributor of, derivative instruments (including the Structured Investment Products). The structure or other characteristics of the derivative instruments (including the Structured Investment Products) may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the Advisor Fund’s investment management and positions, flexibility, and diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. Similarly, an Advisor (including its personnel or Client/Advisor Accounts) may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including the Investment Funds and indirectly the Company.

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

An Advisor may select broker-dealers (including, without limitation, affiliates of the Managing Member) that furnish the Advisor, its affiliates or personnel, or its clients, including Advisor Funds, Portfolio Companies and Managed Accounts, with proprietary or other brokerage and research and other appropriate products and services (collectively, “brokerage and research services”) that provide, in the Advisor’s view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research may include, to the extent permitted by law, research reports on companies, industries and securities; access to broker-dealer analysts and corporate executives; economic, market and financial data; financial publications; proxy analysis; trade industry seminars; computer databases; order routing and quotation services; and other brokerage and research services. When selecting broker-dealers that provide research, an Advisor may pay reasonable “commissions” (as broadly defined by the SEC to include a markup, markdown, commission equivalent or other fee in certain circumstances) to broker-dealers in connection with such research, even though another broker-dealer might be willing to execute the transactions at a lower commission. An Advisor’s evaluation of the brokerage and research services provided by a broker-dealer may be a significant factor in selecting a broker-dealer to execute transactions.

Arrangements under which an Advisor receives such research may vary, including by product or strategy, account or applicable law in the jurisdictions in which an Advisor conducts business. An Advisor may enter into soft dollar arrangements with U.S. and non-U.S. broker-dealers. An Advisor may receive research, including proprietary research that is bundled with trade execution, clearing, or settlement services provided by a particular broker-dealer. An Advisor may also participate in so-called “commission sharing arrangements” and “client commission arrangements” under which the Advisor may execute transactions through a broker-dealer and request that the broker-dealer allocate a portion of the commissions or commission credits to another firm that provides research to the Advisor.

Commission sharing and client commission arrangements may be subject to different legal requirements in the jurisdictions in which an Advisor does business. Participating in commission sharing and client commission arrangements may enable an Advisor to consolidate payments for research through one or more channels using accumulated client commissions or credits from transactions executed through a particular broker-dealer to obtain research provided by other firms. Such arrangements also help to ensure the continued receipt of brokerage and research services while facilitating best execution in the trading process.

These arrangements may raise conflicts of interests. For example, to the extent that an Advisor uses client commissions to obtain research, it will not have to pay for research itself. In addition, research or other services obtained in this manner may be used in servicing any or all of advisory clients of the Advisor and are used in connection with advisory accounts other than those that pay commissions to the broker relating to the research or other service arrangements. To the extent permitted by applicable law, such products and services may disproportionately benefit one account of the Advisor over another based on the amount of brokerage commissions paid by such accounts of the Advisor. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account, but may be used in managing other client accounts.

An Advisor may from time to time choose not to engage in the above-described arrangements to varying degrees. An Advisor may also engage in such arrangements that may be broader and may raise additional conflicts than the arrangements and conflicts described above. For example, certain Advisors may engage in soft dollar arrangements to obtain products or services (e.g., services that would normally be considered expenses of the Advisor) that are not within the Section 28(e) definition of “brokerage and research services”.

The Managing Member may select broker-dealers (including, without limitation, affiliates of the Managing Member) to provide prime brokerage services to funds that it manages. Conflicts may arise with respect to the

Managing Member’s selection of prime brokers. Prime brokerage firms may introduce prospective clients which may create incentives for or provide benefits to the Managing Member from the selection of such prime brokerage firms. The Managing Member will select such firms only when consistent with obtaining appropriate services for clients.

The Managing Member may receive brokerage and research services from brokers-dealers that provide services to clients of the Managing Member. These broker-dealers may execute transactions directly for the Managing Member’s clients, or may execute them indirectly through the Advisors. To date the Managing Member has not received any such brokerage and research services.

When the Managing Member allocates Company assets to Advisors (through Advisor Funds, Portfolio Companies or Managed Accounts), such Advisors generally are responsible for taking all action with respect to the underlying securities held in the Advisor Funds, Portfolio Companies and Managed Accounts, and the Managing Member is not responsible for taking any action with respect to the securities held in the Advisor Funds, Portfolio Companies and Managed Accounts.

However, the Managing Member may exercise voting rights with respect to proposals presented by Advisor Funds, Portfolio Companies and Managed Accounts to which the Company has made allocations. In such instances, the Managing Member will take appropriate action with respect to such proposals.

The Managing Member and the Advisors may adopt policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that they make on behalf of advisory clients, including the Company, Investment Funds, Advisor Funds, Portfolio Companies and/or Managed Accounts that they manage, and to help ensure that such decisions are made in accordance with their fiduciary obligations to their clients. Nevertheless, notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of the Managing Member or an Advisor may have the effect of favoring the interests of other clients or businesses of the Advisor and/or its affiliates, and of other divisions or units of Goldman Sachs and/or their affiliates, provided that each of the Managing Member and/or the Advisor believes such voting decisions to be in accordance with its fiduciary obligations.

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

Conflicts Resulting From Other Business Dealings of the Managing Member and its Affiliates

The Managing Member is a subsidiary of The Goldman Sachs Group, Inc. which is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization. As a result, Goldman Sachs is engaged in activities that may result in conflicts of interest with those of the Company. For example, potential conflicts of interests may arise if Goldman Sachs were to provide brokerage or other services to an Advisor of an Investment Fund or act as an Investment Fund’s prime broker. In such circumstances, payments to Goldman Sachs resulting from these relationships will generally increase as the size of the assets of the Advisor increases. This may result in the Managing Member having an incentive to select for investment by the Company an Investment Fund whose Advisor has established such a relationship with Goldman Sachs over another Investment Fund that might also be appropriate for the Company. In addition, in connection with prime brokerage or lending arrangements involving Investment Funds, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.

To minimize the effect of any potential conflict of interest resulting from Goldman Sachs’ other business operations, Goldman Sachs, including the Managing Member, has established policies and procedures addressing potential conflicts of interest. Specifically, Goldman Sachs has put in place information barriers, which are designed to separate the various functions and business lines of Goldman Sachs, including the asset management and brokerage businesses. As a result, personnel of the Managing Member that make investment and other decisions on behalf of the Company generally perform their duties for the Company without knowledge of other Goldman Sachs operations.

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

To minimize the effect of any potential conflict of interest resulting from the Managing Member’s conflicting obligations to Advisory Accounts, including its allocation practices, the Managing Member has developed policies and procedures addressing these conflicts, which provide that a portfolio manager will allocate investment opportunities and make purchase and sale decisions among Advisory Accounts in a manner that it considers, in its sole discretion, to be reasonable. It is the policy of the Managing Member to allocate, to the extent possible, investment opportunities to the Company over a period of time in a manner that it considers, in its sole discretion, to be reasonable. In certain cases, these policies result in the pro rata allocation of limited opportunities among the Company and the Advisory Accounts, but in certain other cases the allocations reflect numerous other factors based upon the Managing Member’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of the Company and each of the Advisory Accounts and applying a variety of factors including those described below. The Managing Member seeks to treat all clients reasonably in light of all factors relevant to managing an account, and in some cases it is possible that the application of the factors described below may result in allocations in which certain accounts may receive an allocation when other accounts do not. Non-proportional allocations may occur frequently in the fixed income portfolio management area, in many instances because multiple appropriate or substantially similar investments are available in fixed income strategies, as well as due to differences in benchmark factors, hedging strategies, or other reasons, but non-proportional allocations could also occur in other areas. The application of these factors as described below may result in allocations in which Goldman Sachs and Goldman Sachs employees may receive an allocation or an opportunity not allocated to other Advisory Accounts (including the Company). Allocations may be based on numerous factors and may not always be pro rata based on assets managed.

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

Error and Error Correction Policy

The policy described below applies to GS HFS as the Managing Member of the Company. GS HFS applies similar policies in connection with its role as managing member of the Investment Funds.

Identification of Compensable Errors.  Pursuant to the Managing Member’s policies, an error is generally compensable from the Managing Member to the Company when it is a mistake (whether an action or inaction) in which the Managing Member has, in the Managing Member’s reasonable view, deviated from the applicable standard of care in managing the Company’s assets, subject to materiality and other policies set forth below. The LLC Agreement and any contractual obligations of the Company provide that the Managing Member and its affiliates shall not be responsible for mistakes absent willful misfeasance, bad faith, or gross negligence.

Consistent with the standard of care applicable to the Managing Member, the Managing Member’s policies do not require perfect implementation of investment management decisions, trading, processing or other functions performed by the Managing Member or its affiliates. Therefore, not all mistakes will be considered compensable errors. For example, depending upon the circumstances, without limitation, imperfection in the implementation of investment, execution, cash flow rebalancing or processing instructions may not be considered by the Managing Member to be significant to the fundamental functions, purpose or implementation of the strategies, programs, models and other tools utilized as part of the investment process. As a result, such imperfections, including, without limitation, mistakes in amount, timing or direction of a trade, may not be compensable errors. Mistakes may also occur in connection with other activities that may be undertaken by the Managing Member and its affiliates, such as net asset value calculation, transfer agent activities (i.e., processing subscriptions and redemptions), fund accounting, trade recording and settlement and other matters that are non-advisory in nature. Such activities may not fall within the Managing Member’s obligations as a managing member.

Mistakes may result in gains as well as losses. The Managing Member may determine that trading and other mistakes will be treated as being for the Company’s account (i.e., the Company will bear the loss or benefit from the gain). In certain circumstances, however, the Managing Member may determine that it is appropriate to reallocate or remove gains from the Company’s account that are the result of a mistake. Furthermore, the Managing Member expects to follow a materiality policy with respect to the Company. Therefore, in certain circumstances, mistakes that result in losses below a threshold will not be compensable.

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

No compensable errors have been identified for the years ended December 31, 2008, 2007 and 2006.

Waiver of Subscription and Redemption Requirements.  The Company may, in the sole discretion of the Managing Member, approve waivers in connection with the processing of subscription or redemption requests of Members including, without limitation, with respect to any notice periods, lock-up periods, minimum redemption and holding amounts, as applicable, or other requirements. Such waivers may be granted by the Company to any Member, including without limitation affiliates of the Managing Member and persons who have a security interest in the units of certain Members. Members, including Members who purchase or sell units during periods in which any such waivers are approved, may not be notified of such matters.

Compensation for Errors.  When the Managing Member determines that reimbursement by the Managing Member is appropriate, the Company will be compensated as determined in good faith by the Managing Member. Compensation will be calculated in the Managing Member’s discretion. The Managing Member will follow what it considers reasonable guidelines regarding these matters in light of all of the facts and circumstances related to an error. In general, compensation is expected to be limited to direct and actual losses, which may be calculated relative to comparable conforming investments, market factors and benchmarks and with reference to other factors the Managing Member considers relevant. Compensation generally will not include any amounts or measures that the Managing Member determines are speculative or uncertain, including potential opportunity losses resulting from delayed investment or sale as a result of correcting an error or other forms of consequential or indirect losses. The Managing Member expects that, subject to its discretion, losses will be netted with an account’s gains relating to errors and will not exceed amounts in relation to an appropriate replacement investment, benchmark or other relevant product returns. In addition, losses may also be capped at the value of the actual loss, particularly when the outcome of a differing investment would in the Managing Member’s view be speculative or uncertain or in light of reasonable equitable considerations. As a result, error compensation is expected to be limited to the lesser of actual losses or losses in relation to comparables. The Managing Member may also consider whether it is possible to adequately address a mistake through cancellation, correction, reallocation of losses and gains or other means. The Managing Member may face conflicts of interest in making determinations and calculations with respect to compensation for errors.

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

Reprocessing NAV Errors and Compensation of Members.  The Company follows materiality policies to determine when individual Member accounts will be restated (credited or debited) in respect of particular errors, and to handle certain NAV-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Under these policies, when a compensable error by the Managing Member occurs, the Managing Member may reimburse the Company in an amount according to its policies without reprocessing individual Member accounts. Reprocessing of individual Member accounts generally will only occur when the error is of a size that exceeds the Company’s materiality threshold for reprocessing. This means that an error below the materiality threshold may disadvantage Members during the period the error persists, but reimbursement may benefit Members at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific Members whose units were negatively affected by the error. As described in “— Identification of Compensable Errors”, the Company also expects to follow materiality policies with respect to the resolution of errors that may limit or restrict when compensation to the Company or Members will be paid. Accordingly, Members who purchase or redeem units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. Similar considerations may apply with respect to the error and error correction policies of the Advisors.

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

EMPLOYEES

As of December 31, 2008, the Company had no employees.  However, the Company is managed by the Managing Member which as of December 31, 2008, was supported by approximately 114 employees of the GS Group worldwide, of which approximately 28 allocated at least a portion of their time to the management of the Company and the Investment Funds.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain “forward-looking statements” regarding the operation of the Company and the Company’s investment objective, including, among other things:

•	investment strategies and allocations of assets;

•	future performance;

•	the Company’s liquidity position; and

•	trends in the Investment Sectors.

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

In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks set forth under ITEM 1A. “RISK FACTORS”, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objective set forth in this Annual Report will be achieved. The Company cautions Members that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

The Company or the Managing Member does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or the Company or on their behalf.

References to market or composite indices, benchmarks or other measures of relative market performance are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar (or dissimilar) to that index.

ITEM 1A.

RISK FACTORS

General Risks

The following are risk factors that relate to the operation and certain terms of the Company and the Investment Funds.

Risks Related to the Company and the Investment Funds’ Performance and Operation

Limited Operating History of the Company; Past Performance of the Company is not Indicative of Future Results

The Company has a limited operating history upon which prospective investors can evaluate its likely performance. Similarly, certain of the Investment Funds and the Advisors have limited or no track records and/or operating histories. The past investment performance of the Company or any of the Investment Funds or Advisors should not be construed as an indication of the future results of such Advisors, the Investment Funds, or of the Company. The results of other investment funds or accounts managed by the Managing Member which have or have had an investment objective similar to or different from that of the Company or the Investment Funds, are not indicative of the results that the Company or the Investment Funds may achieve. The Investment Funds make allocations in different portfolios of Advisors and securities and, accordingly, their results and, in turn, the results of the Company, are independent of the previous results obtained by those funds and accounts. See “—Special Risks of the Company’s Structure—Risks Associated with the Company Investing in Other Entities—Past Performance of Affiliated Funds and Advisors are not Necessarily Indicative of the Results that the Company and any Investment Fund May Achieve or of Future Results”. Further, the Company and its method of operation may differ in several respects from prior Goldman Sachs investment vehicles or accounts, including as a result of different investment and return objectives and investment allocation strategies. In addition, the Company and the Investment Funds may utilize a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Company will directly or indirectly invest, or with which other investment funds or accounts sponsored, managed, or advised by Goldman Sachs invest should not be construed as an indication of the future results of such Advisors or of the Company. Potential investors that desire performance or related information with respect to the other investment funds sponsored, managed or advised by Goldman Sachs should contact the Managing Member.

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

There Can Be No Assurance that the Managing Member’s Decisions Regarding Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company’s Investment Objective

Since April 1, 2008, the Managing Member had the discretion to make allocations among Investment Sectors without being constrained by assumptions, based mainly on historical data, regarding the long-term risk-return and correlation expectations of the Investment Sectors. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management”. There is no assurance that the Managing Member’s decisions regarding allocations of assets will be successful. In addition, the Company will be limited in its ability to make changes to allocations due to the subscription and redemption provisions of the Investment Funds, including notice periods and limited subscription and redemption dates, and the ability of the Investment Funds to suspend and postpone redemptions. In addition, any such allocations will be made by the Company based on information previously provided by the Advisors. If such information is inaccurate or incomplete, it is possible that the Company’s allocation to the Investment Sectors may not reflect the Managing Member’s intended allocations. This could have a material adverse effect on the ability of the Managing Member to implement the Company’s investment objective.

Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets

The Company is a “non-diversified” investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the “Investment Company Act”) on the percentage of the Company’s assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund’s capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund’s assets, although the managing member of each of GTT, GELS and GRV generally will not allocate more than 25% of the total assets of the applicable Investment Fund to any single Advisor at the time of investment in such Advisor. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, and, since April 1, 2008, there were no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Consequently, losses suffered by such Advisors of any of the Investment Funds could result in a proportionately higher reduction in an Investment Fund’s capital than if such capital had been more proportionately allocated among a larger number of Advisors.

Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company

Generally, the Managing Member invests assets of the Company in the Investment Funds, which in turn invest their assets through the Advisors. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon, among other things, the ability of the managing member of the Investment Funds and each Investment Fund’s Advisors to develop and successfully implement investment strategies that achieve their investment objectives. No assurance can be given that the managing member of the Investment Funds or any Advisor will be able to do so. For example, an Advisor’s inability to effectively hedge an investment strategy that it utilizes may cause the assets of an Investment Fund allocated to such Advisor to significantly decline in value and could result in substantial losses to such Investment Fund and, in turn, to the Company. The Investment Funds do not have any control over the Advisors. Moreover, subjective decisions made by the Managing Member or the managing member of an Investment Fund and/or by the Investment Fund’s Advisors (including with respect to the utilization of leverage) may cause the Company or the Investment Fund to incur losses or to miss profit opportunities on which they may otherwise have capitalized. Members of the Company will have no right or power to participate in the day to day management or control of the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, and will not have an opportunity to evaluate in advance the specific strategies used or investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, or the terms of any investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds.

While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors’ portfolios and operations. Most Advisors consider this information proprietary and would not provide this information even if requested. If the Investment Funds only invested in Advisors who provided complete access to their information, the Investment Funds would not be able to access many Advisors with which they might otherwise wish to invest since many Advisors with strong track records and/or limited capacity will not agree to provide this access. Limiting the Advisors that the Investment Funds would invest with would have a material adverse impact on the Investment Funds and, in turn, the Company and its Members. Accordingly, the Investment Funds invest with many Advisors who do not provide any or all such information, and Members who are not willing to assume this risk should not retain their investment in the Company. There is a risk that Advisors may knowingly, recklessly, negligently or otherwise withhold or misrepresent information regarding activities that could have a material negative impact on the performance of an Investment Fund and the Company. Members of the Company are assuming the risk that the Advisors will act in such a manner. These activities, therefore, could occur without the knowledge of the Managing Member, and could have a material negative impact on the Company’s performance and financial statements, including, among other things, causing a restatement of prior financial statements. Any such misrepresentation or fraudulent or similar activities (each, a “Fraudulent Activity,” and collectively, “Fraudulent Activities”) by an Advisor would result in their position being inaccurately reflected in an Investment Fund’s, and therefore the Company’s, financial statements. Once an Investment Fund learns of any such Fraudulent Activities, it will likely be too late for such Investment Fund to withdraw its assets from such Advisor without incurring significant losses due to its investment with such Advisor. The proper performance of monitoring functions by the Managing Member of the Company or the managing member of the Investment Funds would generally not give the managing member the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, the managing member of the Investment Funds can offer no assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor’s Fraudulent Activities.

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

The Company Does Not Currently Intend to Participate in New Issues Which May Limit Potential Gains

The Company does not currently intend to participate in “new issues,” as such term is defined under Financial Industry Regulatory Authority (“FINRA”) Rule 5130, as amended, supplemented and interpreted from time to time by FINRA or other rules and Interpretations of FINRA with respect to new issues from time to time (“FINRA Rule 5130”), although this intention could change at any time as determined by the Managing Member in its sole discretion. FINRA Rule 5130 limits the ability of FINRA member firms to sell securities of new issues to certain classes of “restricted persons”. Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating in new issues, the Company will not share in any such increases.

If the Managing Member in the future determines that the Company will directly or indirectly participate in new issues, the Company will have the ability to permit only those investors who are not “restricted persons” under FINRA Rule 5130 to participate fully in such new issues, and investors who are “restricted persons” under FINRA Rule 5130 may either not receive an allocation of new issues gains and losses, or receive a de minimis allocation of new issues gains and losses, as permitted under FINRA Rule 5130 and as determined by the Managing Member in its sole discretion. In addition, if the Managing Member in the future determines that the Company will participate in new issues, it will have the ability to create one or more additional classes of units that would be permitted to invest in and have a participatory interest in such new issues. The Company may, in its sole discretion and without prior notice to or consent from an investor, exchange (by way of redemption and issuance or otherwise) or otherwise convert units of any class held by an investor for units of another class in order to ensure that the Company complies with FINRA Rule 5130. Should the Company elect to participate in new issues, Members wishing to invest in or have a participatory interest in such new issues will be required to establish to the satisfaction of the Managing Member that they are eligible to hold such units. Notwithstanding the foregoing, the Company may decline to participate in new issues and may treat any investor as a restricted person, notwithstanding a representation to the contrary. Members participating in new issues may have returns on their investment that are materially different from the returns on investment obtained by Members that do not participate in new issues.

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

The Advisor Funds and Portfolio Companies generally do not maintain their securities and other assets in the custody of a bank or a member of a securities exchange, as generally required of registered investment companies, in accordance with certain SEC rules. A registered investment company which places its securities in the custody of a member of a securities exchange is required to have a written custodian agreement, which provides that securities held in custody will be at all times individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and which contains other provisions designed to protect the assets of the registered investment company. It is anticipated that the Advisors to which the Investment Funds will allocate assets generally will maintain custody of their assets with brokerage firms which do not separately segregate such customer assets as would be required in the case of registered investment companies. Under the provisions of the Securities Investor Protection Act of 1970, as amended, the bankruptcy or failure of any such brokerage firm could have a greater adverse effect on an Investment Fund and, in turn, on the Company, than would be the case if custody of assets were maintained in accordance with the requirements applicable to registered investment companies. There is also a risk that an Investment Fund’s Advisor could convert to its own use assets committed to it by an Investment Fund or that a custodian could convert to its own use assets committed to it by an Investment Fund’s Advisor. There can be no assurance that the Advisors or the entities they manage will comply with all applicable laws and that assets of the Investment Funds entrusted to Advisors by the Investment Funds will be protected.

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

Notwithstanding the foregoing, the Company may be impacted by the restrictions applicable to Goldman Sachs as a Bank Holding Company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). See “—Regulation as a Bank Holding Company”.

Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members

Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may materially adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which an Investment Fund or Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments directly or indirectly held by such Investment Fund and, in turn, the value of the Company’s assets and the ability of the Advisors with which such Investment Fund invests to pursue their trading strategies. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company, the Investment Funds and the Advisors to pursue their respective investment objectives or strategies. Likewise, the ability of the Company and the Investment Funds to pursue their trading strategies may be adversely affected due to additional regulatory requirements or changes to regulatory requirements applicable to the Company and the Investment Funds, such as requirements that may be imposed due to other activities of Goldman Sachs (including, without limitation, as a result of Goldman Sachs electing to be regulated as a BHC) or as a result of the investment in the Company or the Investment Funds by certain investors or types of investors (including, without limitation, investors subject to ERISA). See “—Regulation as a Bank Holding Company” below.

Moreover, the Investment Funds, the Managing Member or its affiliates and/or service providers or agents of the Company, the Investment Funds or the Managing Member, may, from time to time, be required or may, in their sole discretion, determine that it is advisable to disclose certain information about the Company, the Investment Funds and the Members, including, but not limited to, investments held by the Company and the names and level of beneficial ownership of Members, to (i) one or more regulatory authorities of certain jurisdictions which have or assert jurisdiction over the disclosing party or any Advisor Fund, Managed Account or Portfolio Company in which the Company directly or indirectly invests and/or (ii) one or more counterparties of, or service providers to, the Managing Member or the Company. By virtue of the entering into the Subscription Agreement, each Member will have consented to any such disclosure relating to such Member.

Regulation as a Bank Holding Company

Goldman Sachs has recently elected to be regulated as a BHC under the BHCA. In addition, Goldman Sachs is in the process of making an application to be treated as an FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs.

However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Goldman Sachs is deemed to “control” the Company and the Investment Funds within the meaning of the BHCA, these restrictions are expected to apply to the Company and the Investment Funds as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, may restrict the transactions and relationships between the Managing Member (in its capacity as managing member of the Company or the Investment Funds, as applicable), Goldman Sachs and their affiliates, on the one hand, and the Company and the Investment Funds, on the other hand, and may restrict the investments and transactions by, and the operations of, the Company and the Investment Funds. For example, the BHCA regulations applicable to Goldman Sachs, the Company and the Investment Funds may, among other things, restrict the ability of the Company and the Investment Funds to make certain investments or the size of certain investments, impose a maximum holding period on some or all of the Company’s and the Investment Funds’ investments, restrict the Managing Member’s ability to participate in the management and operations of the companies in which the Company and the Investment Funds invest, and restrict the ability of Goldman Sachs to invest in the Company and the Investment Funds. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances positions held by Goldman Sachs and its affiliates for client and proprietary accounts may need to be aggregated with positions held by the Company and the Investment Funds. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require the Company and the Investment Funds to limit and/or liquidate certain investments. See “Potential Conflicts of Interest”.

These restrictions may materially adversely affect the Investment Funds and, in turn, the Company by, among other things, affecting the Managing Member’s ability to pursue certain strategies within the Investment Funds’ investment programs or trade in certain securities. Moreover, Goldman Sachs’ application to become a FHC may be denied, or Goldman Sachs may cease in the future to qualify as an FHC, which may subject the Company and the Investment Funds to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs, the Company and the Investment Funds will not change, or that any such change will not have a material adverse effect on the Company and the Investment Funds.

Risks Related to the Units, Liquidity of Units and the Offering of the Units

Units Will Not be Listed and Will Not be Marketable

The Company does not intend to list its units for trading on any national securities exchange. There is no secondary trading market for the units, and none is expected to develop. The units are, therefore, not readily marketable. Units will not be redeemable at the option of Members, other than, on each January 1, April 1, July 1 or October 1 (occurring on or after the first anniversary of the purchase of such units by the Member) upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), and such units will not be exchangeable for interests of any other funds. See “—The Company has Limited Liquidity and Limited Rights for Redemption”.

The Company has Limited Liquidity and Limited Rights for Redemption

The Company is a non-diversified management investment company with limited liquidity designed primarily for long-term investors and is not intended to be a trading vehicle. Members should not retain their investment in this Company if they need a liquid investment.

An investment in the Company provides limited liquidity since the units are not freely transferable. Generally, a Member is only permitted to redeem units upon written notice received by the Managing Member at least 91 days prior to the Valuation Date (as defined below) in respect of such redemption, as of the time immediately prior to the opening of business on each January 1, April 1, July 1 and October 1 occurring on or after the first anniversary of the purchase of such units by the Member, but such right may be limited or postponed under certain circumstances. Additionally, the Managing Member may limit redemptions of units to the extent that aggregate redemption requests by Members exceed a specified threshold.

The same or similar limitations may also apply to the Company’s investment in the Investment Funds or an Investment Fund’s investment with certain Advisors. For example, certain Investment Funds and Advisor Funds in which the Company directly or indirectly invests, may impose greater restrictions on redemptions than those imposed by the Company, including without limitation by offering less frequent redemption dates than are offered by the Company to its Members, or by restricting the amounts or percentage of interests that may be redeemed on a redemption date to amounts or percentages that are less than those permitted by the Company. In addition, certain Investment Funds and Advisor Funds may impose redemption fees under certain circumstances. Since the Company does not charge a redemption fee on redeeming Members, any such redemption fees charged directly or indirectly to the Company will reduce the NAV of the Company and adversely affect all Members (not just redeeming investors).

A significant portion of the Company’s assets may be directly or indirectly allocated to such relatively less liquid Investment Funds and Advisor Funds. The Company’s inability to redeem its interests from such Investment Funds and Advisor Funds may have a material adverse effect on the Company’s ability to reallocate assets. In addition, significant amounts of redemption requests by investors in the Company that are not offset by new subscriptions could result in the Company holding a greater concentration of such less liquid interests than was previously the case. This could have a material adverse effect on the Company’s investment mix, and could also cause the Company to postpone or suspend future Member redemptions. This could also result in the Company being required to liquidate some or all of its assets at a time when it is not considered by the Managing Member to be an optimal time to do so, which could have a material adverse effect on the portfolio.

The investment manager of GFS recently created a Delaware statutory trust (the “Trust”) for the benefit of its investors, including the Company. On or around March 31, 2009, GFS expects to transfer to the Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. Pending the formal transfer of certain of these assets, GFS expects to transfer to the Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, will be issued its pro-rata share of the Trust interests based on its ownership in GFS as of the transfer date. Distributions from the Trust in respect of the Trust interests will be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of the Trust interests as of the transfer date is expected to be an amount equal to approximately 5% of the Company’s NAV.

The Company may be directly or indirectly invested in derivatives, securities or other financial instruments or assets that are illiquid and/or not publicly traded. Such investments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. In addition, from time to time, Advisors may segregate from their portfolio of assets certain illiquid or difficult-to-value securities or instruments (each, a “special investment”) and hold them in special investment accounts. If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Risks Related to Issuers of Securities—Advisor Special Investments” below. An investment in the Company is therefore suitable only for sophisticated investors that will not be materially impacted by postponements of the Company’s normal redemption dates. The market value of an Advisor’s investments may fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of financial markets, developments or trends in any particular industry and the financial condition of the issuers of the securities in which such Advisor invests. During periods of limited liquidity and higher price volatility, an Advisor’s ability to acquire or dispose of investments at a price and time that the Advisor deems advantageous may be impaired. As a result, in periods of rising market prices, an Advisor may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly; conversely, such Advisor’s inability to dispose fully and promptly of positions in declining markets will cause the NAV of an Advisor Fund, Portfolio Company or Managed Account (and, consequently, the NAV of an Investment Fund) to decline as the value of unsold positions is marked to lower prices. These circumstances could also impair an Advisor’s ability to make redemption distributions to an Investment Fund in a timely manner and, as a result, could impair the ability of the Investment Fund to make timely distributions to a redeeming member, including the

Company. Further, the managing member of an Investment Fund may, in its sole discretion, suspend redemptions, including, among other reasons, because the Investment Fund is unable to withdraw sufficient funds from Advisor Funds and Portfolio Companies or otherwise to meet redemption requests, and in circumstances when the disposal of part or all of such Investment Fund’s assets to meet withdrawal requests would be prejudicial to its members.

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

Substantial Redemptions Could Have a Material Adverse Effect on the Company

Substantial requests for the Company or an Investment Fund to redeem membership units of its members in a concentrated period of time, including redemption requests by current and former directors, partners or employees of the GS Group or from certain investment vehicles organized by the Managing Member or its affiliates, could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. In addition, certain Advisor Funds may impose redemption fees, which the Company or the Investment Funds may be required to pay in order to obtain required redemption proceeds. The Company could experience disproportionately high redemptions on any particular redemption date, which could have a material adverse effect on the value of the units redeemed and the units that remain outstanding. If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Risks Related to Issuers of Securities—Advisor Special Investments” below. In addition, the Managing Member may be unable to redeem interests in one or more Investment Funds as it otherwise deems advisable in order to pay redemption proceeds, due to among other reasons, limits imposed by an Advisor Fund on redemptions by such Investment Fund. As a result, the Managing Member may be required to redeem interests from other more liquid Investment Funds in order to meet redemption requests, which could have a material adverse effect on the Company’s, portfolio mix and the liquidity for remaining Members. Moreover, regardless of the time period over which substantial redemption requests are made, the resulting reduction in the Company’s NAV could make it more difficult for the Company to generate profits or recover losses. Members will not receive notification of substantial redemption requests in respect of any particular Redemption Date (as defined below) from the Company, and therefore may not have the opportunity to redeem units prior to, or at the same time as, the redeeming Members. The Company funded the redemptions made in 2006, 2007, 2008 and in January 2009 by making redemptions from the Investment Funds in proportion to the then current weightings, through the use of uninvested cash on hand. The Company also has used its Credit Facility to fund past redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made during 2008 to fund the redemptions made in the Company during 2008 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2009 had a material adverse effect on the value of the units or the performance of the Company. See “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals”. The Company may elect to borrow under the Credit Facility, including without limitation, to fund redemptions, from time to time in the future. As further described in Item 7, the Company entered into the Credit Facility on June 30, 2006. For a description of the Credit Facility, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements.

Certain Classes of Units May Have No Lock-Up Period

Certain investment vehicles organized by the Managing Member or its affiliates, including without limitation, investment vehicles offered to third party investors (each, a “GS Investment Vehicle” and collectively, “GS Investment Vehicles”) may from time to time invest in the Company. In the event that GS Investment Vehicles invest in the Company, it is expected that such GS Investment Vehicles will be issued units of a class that is not subject to any lock-up period. Since certain Investment Funds and Advisor Funds may impose greater restrictions on redemptions (including lock-ups) than those imposed by the Company on such GS Investment Vehicles, redemptions by such GS Investment Vehicles may materially adversely affect other Members. The Company may determine to meet a redemption request from such a GS Investment Vehicle by redeeming from more liquid Investment Funds and Advisor Funds or Investment Funds and Advisor Funds that impose redemption fees. Since the Company does not charge a redemption fee on redeeming Members, any such redemption fees charged to the Company in connection with the redemption by a GS Investment Vehicle will reduce the NAV of the Company and adversely affect all Members (not just redeeming investors). In addition, redemptions by such GS Investment Vehicles could result in the Company holding a greater concentration of less liquid Investment Funds and Advisor Funds than was previously the case. This could have a material adverse effect on the Company’s investment mix, and could also cause the Company to postpone or suspend future Member redemptions.

Redemption May be in Cash or In-Kind Under the Sole Discretion of the Managing Member; Members May Bear Risks Related to In-Kind Securities and Pay Fees in Disposing of In-Kind Securities

The Company generally expects to pay redemption proceeds in respect of redeemed units in cash. However, there can be no assurance that the Company will have sufficient cash to pay for units that are being redeemed or that it will be able to liquidate investments at favorable prices to pay for redeemed units. The Company may in certain circumstances distribute securities or other assets as payment for redeemed units, including, without limitation, if making a cash payment would result in a material adverse effect on the Company or the Members, or if the Company has received distributions from the Investment Funds in the form of securities or other assets that are transferable to the Members. An Investment Fund may distribute redemption proceeds to the Company if the Investment Fund receives distributions from its Advisors in the form of securities or other assets. It is possible that, upon the Company’s withdrawal of all or a portion of its assets invested in an Investment Fund, the Company may receive securities or other assets that are illiquid or difficult to value. In such circumstances, the Managing Member would seek to dispose of these securities or other assets in a manner that is in the best interests of the Company, which may include a distribution in-kind to its Members. Assets that may be distributed include without limitation, interests in Advisor Funds the liquidity of which has become materially impaired or interests in Advisor Fund special investments.

A distribution of securities to Members (including, without limitation, a distribution of securities as payment for units) may be made by the Company by, among other things (i) distributing securities or other assets held by the Company to Members, (ii) distributing to Members the right to receive net proceeds ultimately realized on securities or other assets held by the Company (e.g., through issuance of a certificate or note or distribution of interests in a special purpose vehicle) or (iii) otherwise providing Members with an economic interest in securities or other assets held by the Company. In the event that the Company makes such a distribution of securities as payment for units, Members will bear any risks of the distributed securities and may be required to pay a brokerage commission or other costs in order to dispose of such securities.

Such securities and instruments may not be readily marketable or saleable and may have to be held by Members (or the special purpose vehicle or liquidating trust created to hold such assets) for an indefinite period of time. The risk of loss and delay in liquidating these securities (including any expenses involved in the organization and maintenance of a special purpose vehicle or liquidating trust) will be borne by the Member, pro rata in relationship to its interest in a special purpose vehicle or liquidating trust if such assets are held in a special purpose vehicle or liquidating trust, with the result that such Member may receive less cash than it would have otherwise received on the applicable redemption date. Assets distributed in-kind will ordinarily be valued as of the applicable redemption date, although the Managing Member, in its sole discretion, may determine to value such assets as of the date such distribution is made or as of any other date. However, the value of any assets distributed in-kind will fluctuate and the value assigned thereto for purposes of such distribution may not reflect the actual amount that will be realized in connection with a disposition (or, on the eventual liquidation) of such assets.

Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions

The Company may accept additional subscriptions for units from time to time as determined by the Managing Member, in its sole discretion, and in accordance with the LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for units on the first day of each calendar month or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions and the Company continued to do so through December 31, 2008.

Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to any such subscription, which could have a material adverse impact on the existing Members’ interest in the Company if future Company investments under-perform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership units (as determined by the managing member of each Investment Fund and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the indirect interests of the Investment Fund’s existing members, including the Company, in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments under-perform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The Loss Carry-forward Value will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for units of such Investment Fund’s membership units because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

In addition, unlike purchasers who purchased the initial units offered by the Company, units acquired following the initial offering of units will represent indirect interests in operating funds, which may have significant open positions. Since these units will, indirectly through the Company’s investments in each of the Investment Funds, share in each Investment Fund’s open positions which may have been held for some period of time prior to the issuance of the additional units, the application of the relevant Advisor’s trading approach to such positions may have a qualitatively different effect on the performance of the additional units than it does on the performance of previously issued units. For example, a number of trading approaches may become more aggressive in terms of willingness to tolerate losses in a position and increase the size of a position after an open trade has generated a substantial profit because subsequent losses (up to a certain level) are perceived as being only a partial give-back of prior profits, not an actual loss. As subsequent purchasers of units in the continuous offering will not have received, indirectly through the Company’s investments in the Investment Funds, the benefit of any profits on open positions prior to the date on which they purchase the units, subsequent losses will constitute an absolute loss to such holders, not only a partial give-back of profits. In addition, certain trading approaches may follow profit-taking strategies whereby they will liquidate or partially liquidate a position after it has generated a predetermined amount of profit. Since the new units will not, indirectly through the Company’s investments in the Investment Funds, have had the benefit of any such profit prior to the date on which they were issued, Members holding such units may find themselves, indirectly through the Company’s investments in the Investment Funds, liquidated out of a position (which may have continued to generate substantial profits) due to an Advisor “taking profits,” none of which had inured to their benefit. Some approaches apply similar analyses based on overall portfolio performance, not just the performance of particular positions, with generally analogous effects.

From time to time, certain Advisor Funds may suspend, gate or otherwise limit redemptions, side pocket assets, implement holdbacks until after the completion of year-end or final audits, make distributions in-kind in connection with redemption requests or liquidate their portfolios. The timeframe for the recovery of illiquid assets is typically unknown, and it may be a significant period of time before the Company or the relevant Investment Fund is able to liquidate such assets or to redeem from such Advisor Funds. This could have a material adverse effect on the Company’s investment mix and could materially adversely affect the ability of the Managing Member to successfully implement the investment program of the Company, including the Managing Member’s ability to rebalance the Company’s portfolio. New units will share in these less liquid positions.

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

Special Risks of the Company’s Structure

This section discusses certain risks related to the fact that the Company has historically allocated its assets to Investment Funds, which have historically allocated their assets to Advisors.

Risks Related to the Company’s Structure

The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals

The managing member of each of GTT, GELS and GRV generally will not allocate more than 25% of the total assets of the applicable fund to any single Advisor at the time of investment in such Advisor. However, following the time of allocation, the percentage of each such Investment Fund’s total assets allocable to any single Advisor could exceed the 25% level due to a number of factors, including redemptions from the applicable Investment Fund and positive or negative performance by an Advisor as compared to other Advisors. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, group of Advisors or investment strategy, and as of April 1, 2008, there are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. No assurance is given as to any level of multiple Advisor diversification. Greater concentration with any single Advisor may entail additional risks.

While the managing member of the Investment Funds may seek Advisors that utilize diversified investment strategies, there can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Advisors. Advisors may at certain times hold large positions in a relatively limited number of investments. Advisors may target or concentrate their investments in particular markets, sectors, or industries. Those Advisors that concentrate in a specific industry or target a specific sector will also be subject to the risks of that industry or sector, which may include, but are not limited to, rapid obsolescence of technology, sensitivity to regulatory changes, nationalization, expropriation, political or economic conditions, minimal barriers to entry, and sensitivity to overall market swings. As a result, the NAVs of such Advisors may be subject to greater volatility than those of investment vehicles that are subject to diversification requirements and this may negatively impact the NAV of the Investment Funds and the Company. In addition, greater concentration of Advisors likely will increase the adverse effect on the Investment Funds of any problems experienced by an underlying Advisor (including without limitation any suspension of redemptions by such Advisor), since such Advisor is more likely to make up a significant portion of the Investment Fund’s assets.

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

The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts or Portfolio Companies. In addition, the Investment Funds may allocate assets to Advisors that invest in assets that are difficult to value. The Company’s NAV will be affected by the valuations of these difficult-to-value assets. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Portfolio Companies. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent current audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment Fund’s Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor’s auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors’ books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company, could have a material impact on the NAV of Member’s units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” and ‘‘—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets”.

The Company follows materiality policies to handle certain NAV-related errors that occur in the Company’s and the Investment Fund’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Members who purchase or redeem units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. See ITEM 1. “BUSINESS—THE MANAGING MEMBER—Error and Error Correction Policy”.

If at any time the Managing Member determines, in its sole discretion, that an incorrect number of units was issued to a Member because the NAV of the Company or the applicable series in effect on the date of issuance was materially incorrect, the Managing Member will implement such arrangements as it determines, in its sole discretion, are required for an equitable treatment of such Member, which arrangements may include redeeming a portion of such Member’s units for no additional consideration or issuing new units to such Member for no consideration, as appropriate, so that the number of units held by such Member following such redemption or issuance, as the case may be, is the number of units as would have been issued at the correct NAV. In addition, if at any time after a redemption of units (including in connection with any withdrawal of a Member from the Company) the Managing Member determines, in its sole discretion, that the amount paid to such Member or former Member pursuant to such redemption was materially incorrect (including because the NAV at which the Member or former Member purchased such units or at which the redemption was effected was materially incorrect), the Company will pay to such Member or former Member any additional amount that it determines such Member or former Member would have been entitled to receive had the redemption been effected at the correct NAV, or, in its sole discretion, seek payment from such Member or former Member of (and such Member or former Member shall be required to pay) the amount of any excess payment that the Managing Member determines such Member or former Member received (including, without limitation, by compulsorily redeeming without consideration a number of units held by such Member having a NAV equal to the amount of such excess payment), in each case without interest. Further, the Managing Member may, although is under no obligation to, make the foregoing adjustments in the event that the amount paid was incorrect (but not to a material extent). If such a determination is made after a Member has had all of its units redeemed, or if the NAV of a Member’s remaining units is insufficient to cover the amount of any overpayment (including, without limitation, due to a decrease in the Company’s NAV), the Company may be unable, or may, under the circumstances, elect not, to collect the amount of any such excess payment, and any corresponding restatement of and reduction in the NAV of the Company will generally be borne by the remaining Members of the Company. If the Company elects not to seek the payment of such amounts from a Member or former Member or is unable to collect such amounts from a Member or former Member, the NAV of the Company will be less than it would have been had such amounts been collected. The Company will be subject to similar adjustment provisions as a member of the Investment Funds.

The Other Business Activities and Relationships of Goldman Sachs and the Company’s Advisors May Create Conflicts of Interest

Goldman Sachs, including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As a result, Goldman Sachs is engaged in many businesses and has interests in the global fixed income, currency, commodity, equity, bank loan and other markets in addition to those related to the Company, including as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. Such additional businesses and interests may give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

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

Members of the Company are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure, and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments

Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based and performance-based fees at the Company level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage transaction expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if the Member invested with the Advisors directly or in a fund that did not utilize a “fund of funds” structure. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

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

Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the relevant Investment Fund’s allocation to such Advisor, are currently expected to range (on an annualized basis) from approximately 0% to 3%. Performance-based fees or allocations of Advisors are currently expected to range from 0% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed fees, asset-based fees or performance-based fees and/or allocations or other compensation that materially exceed these percentages or that structure their compensation in materially different ways. The performance-based compensation received by the Managing Member, the managing member of the Investment Funds and an Advisor also may create an incentive for such managing member or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Because the performance-based compensation may in certain circumstances be based on calculations of realized and unrealized gains as determined by the person entitled to receive such compensation, certain inherent conflicts of interests and consequent risks can arise.

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

Transactions Between and Among Funds May Be Undervalued and Negatively Affect the Company’s Performance

The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds’ assets away from one or more Advisor Funds in order to achieve the Investment Funds’ investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds’ direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer generally would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests (or at a price equal to the reported value of such interests if all or a portion of such interests are not redeemable on such transfer date). The transfer price may not take into account any value associated with the transfer of the Investment Funds’ investment holding period, if any, in an Advisor Fund, or the prior high NAV associated with the transferred interests.

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

Risks Associated with the Company Investing in Other Entities

Past Performance of Affiliated Funds and Advisors are not Necessarily Indicative of the Results that the Company and Any Investment Fund May Achieve or of Future Results

The past performance of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.

A Member’s Investment in the Company will be Affected by the Investment Policies and Decisions of Advisors Which are Outside the Company’s Control

Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member’s investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund’s assets that are invested with each Advisor. The NAV of the assets allocated to Advisors, and as a result, the NAV of the Investment Funds and, in turn, the Company, will fluctuate in response to, among other things, investment decisions made by the Advisor, various market and economic factors related to the markets in which the Advisors invest and the financial condition and prospects of issuers in which the Advisors invest. These risks will be outside the control of the Company. Certain risks related to the investment strategies and techniques utilized by the Investment Funds and the Advisors are described under “—Investment Related Risks”.

Limitations on Ability to Invest in Advisors May Result in Assets Not Being Used to Pursue Investment Objectives

In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portions of their assets that are not allocated to Advisors in cash equivalents, short-term securities or money market securities pending investment in Advisors. During the time that the Company’s assets are not allocated to Advisors, that portion of the Company’s assets will not be used to pursue the Investment Funds’ and, in turn, the Company’s investment objective.

Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets

The valuation of an Investment Fund’s investments is ordinarily determined utilizing monthly valuations provided by the Advisors which are only audited annually. Many of the securities or other assets in which Advisors invest may not have a readily ascertainable market price and will be valued by the Advisors without an independent third party valuation. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor’s compensation. Valuations of the securities are very subjective and could prove in hindsight to have been wrong, and at times by significant amounts. Furthermore, the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Investment Funds’ investments, as the value of the Investment Funds’ investments will affect such managing member’s compensation. Although prior to investing in any Advisor, the managing member of the Investment Funds generally will seek to conduct a due diligence review of the valuation methodology utilized by such Advisor, no assurances can be given that the managing member of the Investment Funds will be given access to necessary aspects of the Advisors’ systems, that such due diligence review will ascertain whether accurate valuations will be provided by such Advisors to the Investment Funds, that the Advisors will comply with their own internal policies or procedures for keeping records or making valuations, or that the Advisors policies and procedures and systems will not change without notice to the Investment Funds. Moreover, the managing member of the Investment Funds will generally not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by Advisors to whom an Investment Fund allocates assets. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

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

The managing member of an Investment Fund may allocate assets to Advisors that invest in assets that lack a readily ascertainable market value, and the NAV of the Investment Fund will be affected by the valuations of any such assets (including, without limitation, in connection with calculations of any management fee or performance-based fee or allocation at the Investment Fund level). In valuing assets that lack a readily ascertainable market value,

Advisors (or affiliated or independent agents thereof) may utilize dealer supplied quotations or pricing models developed by the Advisor, affiliates of the Advisor and/or third parties, including GS HFS or affiliates of GS HFS). Such methodologies may be based upon assumptions and estimates that are subject to error. Given the uncertainty inherent in the valuation of assets that lack a readily ascertainable market value, the value of such assets as reflected in the NAV of an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may differ materially from the prices at which the applicable Advisor would be able to liquidate the assets.

The value of assets that lack a readily ascertainable market value may be subject to later adjustment based on valuation information available to the applicable Advisor at that time including, for example, as a result of year-end audits. Any adjustment to the value of such assets may result in an adjustment to the NAV of an Investment Fund and in turn the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”.

The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor’s valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager of Investment Fund assets. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor’s information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund’s interests in the Advisor Fund independently of the Advisor’s valuations based on information available to, and factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company’s net assets if the managing member of the Investment Funds or the Advisor’s judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”.

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

Advisor Redemption Holdbacks and Other Advisor Fund Liquidity Restrictions May Adversely Affect Remaining Members

From time to time, the managing member of an Investment Fund may be unable to liquidate the Investment Fund’s assets as it otherwise deems advisable in order to pay redemption requests made by the Company due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisor Funds or Advisors (including but not limited to the use of longer notice periods and less frequent redemption dates than those offered by the Company and the Investment Funds, holdbacks, and the segregation of assets by the Advisors through the use of “side-pockets”). At any given time, assets of an Investment Fund that cannot be redeemed to meet current redemption requests may constitute a substantial portion of the Investment Fund’s portfolio. See “—Risks Related to the Units, Liquidity of Units and the Offering of the Units—The Company has Limited Liquidity and Limited Rights for Redemption”. As a result, the managing member of an Investment Fund may be required to redeem interests from more liquid Advisor Funds or Portfolio Companies in order to meet redemption requests, which could result in an Investment Fund holding a greater concentration of less liquid assets than was previously the case or in the Investment Fund incurring additional costs in connection with the redemption. This could have an adverse effect on the Investment Fund’s portfolio mix and liquidity for remaining members which could potentially include the Company. Significant amounts of redemption requests by investors in an Investment Fund that are not offset by new subscriptions could cause the Investment Fund to postpone or suspend redemptions. The Investment Fund’s inability to liquidate its interests in such less liquid assets may also have a material adverse effect on the Investment Fund’s ability to reallocate assets.

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

The NAV used by the Company to determine the redemption price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Investment Fund. If an Investment Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any over-payment made to a redeeming Member. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”. Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

Risks on Liquidation

Distributions in liquidation of the Company will be made in accordance with the Members’ respective capital account balances. Timing of such liquidating distributions will be based in large part on the Company’s ability to withdraw from underlying Investment Funds, which will in turn depend in large part on the Investment Funds’ ability to withdraw from the applicable Advisor Funds. Since certain Advisor Funds may impose significant restrictions on withdrawal (including without limitation, minimum holding periods, infrequent withdrawal dates, holdbacks, and the segregation of assets by the Advisor Funds through the use of side-pockets), Members may not receive final liquidating distributions for a significant period of time following a determination to dissolve the Company, potentially several years.

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

An Investment Fund May Not be Able to Vote or May Limit its Voting Abilities

The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund’s voting interest in certain Advisor Funds, including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain Investment Company Act prohibitions with respect to affiliated transactions. To the extent the Investment Fund holds non-voting securities, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interestholders of the Advisor Fund, including matters potentially adverse to the interests of the Investment Fund and its members, including the Company.

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

Advisors Invest Independently and May Hold Economically Offsetting Positions

Each of the Advisors generally makes investment decisions wholly independently of other Advisors and may at times hold, or cause the Company and/or the Investment Funds to hold, economically offsetting positions. To the extent that the Advisors, the Company and/or the Investment Funds do, in fact, hold such positions, the Company’s portfolio, considered as a whole, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there may often be times when a particular Advisor may receive performance or incentive compensation in respect of its portfolio for a period even though an Investment Fund’s or the Company’s NAV may not have increased, or may even have decreased, during such period. Furthermore, it is possible that, from time to time, various Advisors may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.

Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company’s Investments or Negatively Affect Allocation of Investments

Certain Advisors’ trading approaches presently can accommodate only a limited amount of capital. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds’ assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund and interests of Advisor Funds in which such Investment Fund invests would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Due to the asset-based fees that Advisors will normally be entitled to receive, Advisors may have an incentive to accept additional capital and may do so even where their respective investment programs cannot accommodate such additional capital.

In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor’s capital capacity. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Advisors may in their discretion also limit the capacity available to the Company or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds’ investments in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds’ portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds’ portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds’ portfolio were less concentrated and the economic returns of the Investment Funds and the Company may thereby be materially adversely affected.

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

Frequent Trading and Turnover Typically Result in High Transaction Costs and the Investment Funds Have No Control Over This Turnover

It is expected that Advisors will make frequent trades in securities and other investments. Frequent trades typically result in high transaction costs. In addition, the Advisors may invest on the basis of short-term market considerations. The turnover rate within the Advisors may be significant, potentially involving substantial brokerage commissions and fees. The Investment Funds and, in turn, the Company will have no control over this turnover. As a result, it is anticipated that a significant portion of the Company’s income and gains, if any, may be derived from ordinary income and short-term capital gains. In addition, the withdrawal of an Investment Fund from an Advisor could involve expenses to the Investment Fund under the terms of the Investment Fund’s investment with that Advisor.

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

Investment Related Risks

Following is a discussion of certain of the investments and strategies that are expected to be made or utilized by the Advisors of the Investment Funds and certain of the principal risks associated with such investments and strategies. It is possible that an Advisor will make investments and utilize strategies that are not described below, and any such investment or strategy will be subject to its own particular risks.

Risks Related to Investment and Trading

An Investment in the Company Involves a High Degree of Risk That the Entire Amount Invested May be Lost; Investment Results May Vary Substantially over Time

An investment in the Company involves a high degree of risk, including the risk that the entire amount invested may be lost. The Advisors will invest in and actively trade financial instruments using highly complex strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of the fixed income, commodity, currency and equity markets, risks of concentration, risks of short sales, risks of leverage, risks arising from the potential illiquidity of derivative instruments and the potential illiquidity of certain emerging markets, the risk of loss from counterparty and broker defaults, risk of inaccuracy of information received from Advisors and the risk of borrowing to meet redemption requests. No guarantee or representation is made that the Company’s, the Investment Funds’ or the Advisors’ investment programs will be successful, that the various investment strategies utilized or investments made will have low correlation with each other or that the Company’s returns will exhibit low correlation with an investor’s traditional investment portfolio. Each Advisor’s investment program may utilize such investment techniques as margin transactions, option transactions, short sales, forward contracts and futures contracts, which involve substantial volatility and can, in certain circumstances, substantially increase the adverse impact to which the Investment Funds and the Company may be subject. All investments made by the Company risk the loss of capital. Investment results may vary substantially over time. Certain Advisors will have no limits with respect to the types and sizes of investments that they may make. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM”.

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

The success of an Advisor’s trading activities will depend on, among other things, the Advisor’s ability to identify overvalued and undervalued investment opportunities and to exploit price discrepancies in the capital markets. Identification and exploitation of the investment strategies to be pursued by an Advisor involve a high degree of uncertainty. No assurance can be given that the Advisors will be able to locate suitable investment opportunities in which to deploy all their capital. A decline in, or lack of volatility and pricing inefficiency of, the markets in which an Advisor seeks to invest, changing, evolving and maturing markets, the increased number of market participants in competition with the strategies deployed by Advisors, as well as other market factors, may reduce the number and scope of an Advisor’s investment opportunities.

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

The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject

As described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Hedging, Leverage and Other Strategies,” it is expected that the Investment Funds and the Advisors will incur leverage in various forms. Such leverage may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments that are inherently leveraged, including, among others, forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged. The utilization of leverage will increase the volatility of the Company’s investments. The managing member of the Investment Funds may seek to adjust the degree of leverage with which each Investment Fund as a whole invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of the Investment Funds generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. In the discretion of its managing member, an Investment Fund may make an investment in an Advisor Fund through a swap, option or otherwise in a manner structured to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund. In addition, the Advisors may buy and sell securities on margin and otherwise utilize leverage, further increasing the volatility of the Company’s direct or indirect investments.

The use of leverage by the Investment Funds, Advisor Funds, Portfolio Companies or Advisors can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The amount of leverage or borrowings which the Company, Investment Funds, Advisor Funds, Portfolio Companies and Advisors may have outstanding at any time may be large in relation to their capital. Consequently, the level of interest rates generally, and the rates at which the Investment Funds, Advisor Funds, Portfolio Companies and Advisors can borrow in particular, can affect the operating results of the Company. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, a relatively small price movement in a futures contract can result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended “margin” loans to such Advisor in respect of the applicable Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund or Portfolio Company. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

The Company, Investment Funds, Advisor Funds and Portfolio Companies will incur expenses, which may include, without limitation, interest charges and commitment fees, in connection with any leverage that it utilizes, which expenses could be significant. In addition, the rights of any lenders to the Company, Investment Funds, Advisor Funds and Portfolio Companies to receive payments of interest or repayments of principal will be senior to those of the Members or the investors in such entities, and the terms of any borrowings may contain provisions that limit certain activities of such entities or the Advisors, including the ability to make distributions.

In lieu of, or in addition to, obtaining a revolving credit line, the Company, Investment Funds, Advisor Funds and Portfolio Companies may determine from time to time to attempt to borrow funds as and when needed, as opposed to relying on committed facilities, with respect to all or a portion of their borrowing needs. Subject to applicable law, the Company, Investment Funds, Advisor Funds and Portfolio Companies may make borrowings from Goldman Sachs on this basis. Such borrowings would therefore generally not involve the payment of any commitment fees, but may result in a higher interest rate when borrowings are made than would have been the case had a committed facility been in place, and could leave the Company, Investment Funds, Advisor Funds or Portfolio Companies at risk in situations where no such financing is available, or is only available at high rates. In addition, the terms of any such borrowings may provide that such borrowings may be subject to repayment at any time upon demand by the lender, which could occur at a time when complying with such demand could have a material adverse effect on the Investment Funds, Advisor Funds or Portfolio Companies and, in turn, the Company.

Depending upon the form of leverage utilized by the Company, Investment Funds, Advisor Funds and Portfolio Companies, the applicable lender may impose certain restrictions or requirements on the operations of the Company, Investment Funds, Advisor Funds or Portfolio Companies including, without limitation, restrictions relating to the permitted investments of the Company, Investment Funds, Advisor Funds or Portfolio Companies and redemptions therefrom, and requirements with respect to the valuation procedures of the Company, Investment Funds, Advisor Funds and Portfolio Companies, the liquidity of the Company, Investment Funds, Advisor Funds and Portfolio Companies, and the performance or other reports or notices to be provided to the relevant lender by the Company or the applicable Investment Fund, Advisor Fund or Portfolio Company. From time to time, a lender to the Company, Investment Funds, Advisor Funds or Portfolio Companies may also require that such entity reduce its leverage ratio. This may occur as a result of the decline in the value of the assets of the Company or the applicable Investment Fund, Advisor Fund or Portfolio Company or for other reasons. If this occurs, the Company may be required to redeem interests in Investment Funds or the Investment Funds may be required to redeem interests in Advisor Funds when they otherwise would not have done so.

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

Many jurisdictions have recently imposed restrictions and reporting requirements on short selling. In particular, in the fall of 2008, the SEC temporarily suspended short selling on stocks of over 950 publicly traded companies. These restrictions and reporting requirements may prevent the Advisors from successfully implementing their investment strategies, including without limitation as part of their long/short strategies or in connection with hedging their investments, and achieving their investment objective. In addition, reporting requirements relating to short selling may provide transparency to the Advisors’ competitors as to their short positions, which may have an adverse effect on the Investment Funds and, in turn, the Company.

The Ability of an Investment Fund to Hedge Successfully will Depend on the Particular Advisor’s Ability to Predict Pertinent Market Movements Which Cannot be Assured

The Investment Funds, Advisors and Advisor Funds may or may not employ hedging techniques. These techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, “Hedging Instruments”). Hedging techniques involve risks different from those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund’s positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Investment Funds and the Advisors to hedge successfully will depend on the ability of the Investment Funds and the Advisors to predict pertinent market movements, which cannot be assured. There is also a risk that an Investment Fund or an Advisor may over-hedge or under-hedge a particular exposure because it has incomplete information regarding the amount of such exposure to which its investments are subject. The Investment Funds and Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Investment Funds Advisors or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.

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

Most swap agreements entered into by an Advisor or Advisor Fund would require the calculation of the obligations of the parties to the agreements on a “net basis”. Consequently, an Advisor or Advisor Fund’s current obligations (or rights) under a swap agreement generally will be equal only to the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement (the “net amount”). The risk of loss with respect to swaps is limited to the net amount of interest payments that an Advisor or Advisor Fund is contractually obligated to make. If the other party to a swap defaults, an Investment Fund’s risk of loss consists of the net amount of payments that the Advisor or Advisor Fund contractually is entitled to receive. If a swap agreement calls for payments by an Investment Fund, an Advisor Fund or Portfolio Company, such entity must be prepared to make such payments when due. In addition, if the counterparty’s creditworthiness declined, the value of a swap agreement would be likely to decline, potentially resulting in losses to the Investment Fund and the Company.

The Prices of an Investment Fund’s Investments Can be Highly Volatile and Influenced by External Factors Outside the Control of Such Investment Fund

The prices of an Investment Fund’s investments, and therefore the NAVs of the Investment Fund and the Company, can be highly volatile. Price movements of forward contracts, futures contracts and other derivative contracts in which an Advisor may invest are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies, financial instruments and interest rate-related futures and options. Such intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. Moreover, since internationally, including certain of the markets in which the Advisors will invest there may be less government supervision and regulation of worldwide stock exchanges and clearinghouses than in the United States, Advisors also are subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

The Company and the Investment Funds may be adversely affected by the recent deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Economic and financial market conditions have continued to deteriorate since 2008 and have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. Market participants’ initial concerns were focused primarily on credit and valuation problems in the sub-prime mortgage market and resultant volatility and illiquidity in the sub-prime segment of the mortgage-backed securities market, but these concerns have broadened to the global credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors, causing decreased risk tolerance by investors and significantly tightened availability of credit. As a result, certain securities have become less liquid and more difficult to value, and thus harder to dispose of. This deterioration has been exacerbated by, among other things, uncertainty regarding the extent of the problems in the mortgage industry and the degree of exposure of financial institutions and other market participants, increased aversion to risk, concerns over inflation, instability in energy costs, complex geopolitical issues, the lack of availability and higher cost of credit and the declining real estate and mortgage markets in the United States and elsewhere. These factors, combined with variable commodity pricing, declining business and consumer confidence, increased unemployment and diminished expectations for predictable global financial markets, have led to a global economic slowdown and fears of a global recession. The duration and ultimate effect of current market conditions cannot be forecast, nor is it known whether the degree to which such conditions may worsen. The continuation or further deterioration of current market conditions and continued uncertainty regarding economic markets generally could result in further declines in the market values of potential investments or declines in market values. Such declines could lead to losses and diminished investment opportunities for the Company and the Investment Funds, could prevent the Company and the Investment Funds from successfully meeting their investment objectives or could require the Company and the Investment Funds to dispose of investments at a loss while such unfavorable market conditions prevail. While current market conditions persist, the Company and the Investment Funds will also be subject to heightened risks associated with the potential failure of brokers, counterparties and exchanges, as well as increased systemic risks associated with the potential failure of one or more systemically important institutions. See “—Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms”.

Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms

The Investment Funds will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. More than one of the Investment Funds at any time may be subject to the credit risk of the same counterparty or broker-dealer. An Advisor’s prime brokers or other parties may hold assets, including assets held as collateral for margin loans or other financing provided to such Advisor. Under the terms of such arrangements and under applicable law, a secured party may be permitted to rehypothecate such assets in connection with securities lending or other transactions entered into by the secured party. An Investment Fund may be subject to risk of loss of its assets placed on deposit with a broker by an Advisor in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house.

In addition, although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of its funds on deposit with such broker in the event of such broker’s bankruptcy or insolvency. An Investment Fund may also be subject to risk of loss of its funds on deposit with non-U.S. brokers because non-U.S. regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions either with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer’s books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer’s account, an Investment Fund may be subject to a risk of loss of its funds placed on deposit with such broker or dealer, even if such funds are properly segregated.

In the case of a bankruptcy of the counterparties with which, or the brokers, dealers and exchanges through which, an Investment Fund deals, or in the case of a customer loss as described in the foregoing paragraph, the Investment Fund might not be able to recover any of its assets held, or amounts owed, by such person, even property specifically traceable to the Investment Fund, and, to the extent such assets or amounts are recoverable, the Investment Fund might only be able to recover a portion of such amounts. Further, even if the Investment Fund is able to recover a portion of such assets or amounts, such recovery could take a significant period of time. Prior to receiving the recoverable amount of the Investment Fund’s property, the Investment Fund may be unable to trade any positions held by such person, or to transfer any positions and cash held by such person on behalf of the Investment Fund. This could result in significant losses to the Investment Fund and, in turn, the Company.

Many of the markets in which the Advisors effect their transactions are “over-the-counter” or “interdealer” markets. Participants in these markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. To the extent an Advisor invests in swaps, derivatives or synthetic instruments, or other over-the-counter transactions in these markets, the Advisor may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded transactions, which generally are characterized by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which, in turn, may subject an Advisor to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions due to, among other things, a dispute over the terms of the contract or a credit or liquidity problem. Such “counterparty risk” is increased for contracts with longer maturities when events may intervene to prevent settlement. The inability of the Advisors to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement, may increase the potential for losses to the Investment Funds and the Company.

In addition, the Advisors may engage in direct or indirect trading of securities, currencies, forward contracts, options, swaps and repurchase agreements on a principal basis. As such, the Advisors as transferee or counterparty could experience both delays in liquidating the underlying security, future or other investment and losses, including: (a) the risk of the inability or refusal to perform with respect to such transactions on the part of the principals with which the Advisor trades including, without limitation, the inability or refusal to timely return collateral posted by the Advisor; (b) possible decline in the value of any collateral during the period in which the Advisor seeks to enforce its rights with respect to such collateral; (c) the need to remargin or repost collateral in respect of transferred, assigned or replaced positions; (d) reduced levels of income and lack of access to income during such period; (e) expenses of enforcing its rights; and (f) legal uncertainty concerning the enforceability of certain rights under swap agreements and possible lack of priority against collateral posted under the swap agreements. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Advisor and, in turn, the Investment Fund and the Company, to substantial losses. The Advisor will not be excused from performance on any such transactions due to the default of third parties in respect of other trades which in the Advisor’s trading strategies were to have substantially offset such contracts.

Third Party Co-Investment with Advisor Funds

Advisors may co-invest or form joint ventures with third parties, including affiliates of Goldman Sachs. There is a risk that such a co-investor or co-venturer may default on its participation in an investment or otherwise encounter financial difficulty, may have or develop interests inconsistent with those of the Advisor (or the Company), or may be in a position to take action with respect to an investment that is not in the best interests of the assets managed by such Advisor (or the Company).

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

Third-Party Use of Publicly Available Information or Similar Trading Strategies

Certain positions and the prices and terms of certain transactions undertaken by the Advisors may be required to be made publicly available. Because certain trades made by the Advisors may be based upon quantitative trading methods or other proprietary information, there is a risk that market participants may seek to reverse engineer the trading strategies implemented by the Advisors using data required to be made publicly available. The use of similar trading strategies by other persons may have a material adverse effect on the assets managed by such Advisors, and consequently the Company.

Risks Related to International Investments

Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls

Advisors may trade, directly or indirectly, futures and securities on exchanges located outside the United States. Some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” in which performance is solely the individual member’s responsibility with whom the Advisor has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on non-U.S. exchanges, the Advisors, and, in turn, the Investment Funds and the Company, will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of non-U.S. exchanges, clearinghouses and clearing firms than in the United States, Advisors and, consequently, the Investment Funds and the Company are also subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses or clearing firms, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities

The Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries, including issuers in and governments of emerging market countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, currency devaluation, debt default, regime change confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict an Investment Fund’s and its Advisors’ investment opportunities. In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many non-U.S. countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors’ investments in those countries. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor’s investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor’s returns.

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

As a result, the risks relating to investments in non-U.S. securities described above, including the possibility of nationalization or expropriation, may be heightened. In addition, certain countries may restrict or prohibit investment opportunities in issuers or industries deemed important to national interests and there may generally be a high degree of governmental involvement and control over the economy. Governments may decide to discontinue support for economic reform programs or impose centrally planned economies. Such changes may affect the market price, liquidity and rights of securities that may be purchased by Advisors. Settlement mechanisms in emerging securities markets may be less efficient and less reliable than in more developed markets, and placing securities with a custodian or broker-dealer in an emerging country may also present considerable risks. The small size of securities markets in such countries and the low volume of trading may result in a lack of liquidity and in substantially greater price volatility. Many emerging market countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates and corresponding currency devaluations and fluctuations in the rate of exchange between currencies and costs associated with currency conversion have had, and may continue to have, negative effects on the economies and securities markets of certain emerging market countries. In addition, accounting, auditing and financial reporting standards that prevail in certain of such countries are not equivalent to standards in more developed countries and, consequently, less information is available to investors in companies located in such countries. Similarly, it may be more difficult to enforce contractual obligations. Additional risks arise from social or health issues including an increase in the prevalence of AIDS and social and civil unrest, including terrorist attacks and other acts of violence or war.

Many of the laws that govern private and foreign investment, equity securities transactions and other contractual relationships for sophisticated investors in certain countries, particularly in emerging markets, are not yet fully established. As a result, the Advisors may be subject to a number of unusual risks, including limited investor protection, contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress, lack of standard practices and confidentiality customs characteristic of developed markets and lack of enforcement of existing regulations. Furthermore, it may be difficult to obtain and enforce a judgment in certain countries. There can be no assurance that this difficulty in protecting and enforcing rights will not have a material adverse effect on the Advisors and consequently, the Company and its operations. In addition, the income and gains of an Advisor and consequently, the Company may directly or indirectly be subject to withholding taxes imposed by foreign governments for which the Company or the Members may not receive a full foreign tax credit.

Privatizations

The Advisors may seek to invest in privatizations (i.e., foreign government programs of selling interests in government-owned or controlled enterprises). The ability of Advisors to participate in privatizations may be limited by local law or the terms for participation may be less advantageous than for local investors. There can be no assurance that privatization programs will be available or successful.

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

As with other investments, there may not be a liquid market for certain high yield debt, which could result in an Advisor being unable to sell such securities for an extended period of time, if at all. In addition, as with other types of Advisor investments, the market for high yield debt has historically been subject to disruptions that have caused significant illiquidity and substantial volatility in the prices of such securities. Consolidation in the financial services industry has resulted in fewer market makers for high yield debt, which may result in further risk of illiquidity and volatility with respect to high yield debt, and this trend may continue in the future. Furthermore, high yield debt which is held by an Advisor is often not registered under the Securities Act and, unless so registered, will not be able to be sold except pursuant to an exemption from registration under the Securities Act. This may further limit the ability of an Advisor to sell high yield debt or to obtain the desired price for high yield debt.

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

Credit Default Swaps

Advisors may enter into credit derivative contracts. The typical credit default swap contract requires the seller to pay to the buyer, in the event that a particular reference entity experiences specified credit events, the difference between the notional amount of the contract and the value of a portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer typically agrees to make periodic and/or upfront payments equal to a fixed percentage of the notional amount of the contract. Advisors may also purchase or sell credit default swaps on a basket of reference entities or an index. In circumstances in which Advisors do not own the debt securities that are deliverable under a credit default swap, Advisors will be exposed to the risk that deliverable securities will not be available in the market, or will be available only at unfavorable prices, as would be the case in a so-called “short squeeze”. In certain instances of issuer defaults or restructurings, it has been unclear under the standard industry documentation for credit default swaps whether or not a “credit event” triggering the seller’s payment obligation had occurred. In either of these cases, an Advisor would not be able to realize the full value of the credit default swap upon a default by the reference entity. As sellers of credit default swaps, Advisors incur leveraged exposure to the credit of the reference entity and are subject to many of the same risks they would incur if they were holding debt securities issued by the reference entity. However, Advisors will not have any legal recourse against the reference entity and will not benefit from any collateral securing the reference entity’s debt obligations. In addition, the credit default swap buyer will have broad discretion to select which of the reference entity’s debt obligations to deliver to an Advisor following a credit event and will likely choose the obligations with the lowest market value in order to maximize the payment obligations of the Advisor. Given increases in volume of credit derivatives trading in the market, settlement of such contracts may also be delayed beyond the time frame originally anticipated by counterparties. Such delays may adversely impact the Advisors’ ability to otherwise productively deploy any capital that is committed with respect to such contracts.

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

Issuers of securities acquired by Advisors may be highly leveraged. Leverage may have important adverse consequences to these companies and the Company as an indirect investor. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

In addition, such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

Expected Transactions May not Take Place or may Result in Substantial Losses

The Advisors of the Investment Funds, particularly those of GFS, may engage in merger arbitrage transactions. Substantial transaction failure risks exist with respect to companies that are the subject of publicly disclosed mergers, takeover bids, exchange offers, tender offers, spin-offs, liquidations, corporate restructuring, and other similar transactions. Thus, there can be no assurance that any expected transaction will take place. Certain transactions are dependent on one or more factors in order to become effective, such as market conditions which may lead to unexpected positive or negative changes in a company profile, shareholder approval, regulatory and various other third party constraints, changes in earnings or business lines or shareholder activism as well as many other factors. No assurance can be given that the merger arbitrage transactions entered into by the Advisors will be profitable, and any such transaction may result in substantial losses.

Investments in Small Capitalization Companies are Speculative and May be Difficult to Value

Advisors may invest in securities of small capitalization companies and recently organized companies and, conversely, the Advisors may establish significant short positions in such securities. Historically, such securities have been more volatile in price than those of larger capitalized, more established companies. The securities of small capitalization and recently organized companies pose greater investment risks because such companies may have limited product lines, distribution channels and financial and managerial resources. In particular, small capitalization companies may be operating at a loss or have significant variations in operating results; may be engaged in a rapidly changing business with products subject to substantial risk of obsolescence; may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position; and may have substantial borrowings or may otherwise have a weak financial condition. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Further, there is often less publicly available information concerning such companies than for larger, more established businesses. The equity securities of small capitalization companies are often traded over-the-counter or on regional exchanges and may not be traded in the volumes typical on a national securities exchange. Consequently, the Advisors or entities in which the Advisors invest may be required to dispose of such securities or cover a short position over a longer (and potentially less favorable) period of time than is required to dispose of or cover a short position with respect to the securities of larger, more established companies. Investments in small capitalization companies may also be more difficult to value than other types of securities because of the foregoing considerations as well as lower trading volumes. Investments in companies with limited operating histories are more speculative and entail greater risk than do investments in companies with an established operating record. Additionally, transaction costs for these types of investments are often higher than those of larger capitalization companies.

Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency

Various laws enacted for the protection of creditors may apply to indebtedness in which the Advisors of the Investment Funds invest. The information in this and the following paragraph is applicable with respect to U.S. issuers subject to United States federal bankruptcy law. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness and that, after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which an Advisor invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of indebtedness in which an Advisor invests, payments made on such indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on indebtedness are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the Advisor to which such payments were made.

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

Indebtedness consisting of obligations of non-U.S. issuers or U.S. issuers with respect to their foreign obligations may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These insolvency considerations and the levels of protection provided will differ depending on the country in which each issuer is located or domiciled and may differ depending on whether the issuer is a non-sovereign or a sovereign entity.

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

Investments in Certain Multi-Advisor Structures

From time to time, the Managing Member may cause the Company or the Investment Fund, as applicable, to allocate assets to an Advisor that allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor (a “Multi-Advisor Structure”). As described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Overview of the Investment Process of the Investment Funds,” the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the Managing Member generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Company or the Investment Fund indirectly invests. In addition, the Managing Member will not be able to control the selection or removal of underlying managers. The risks described under “— Special Risks of the Fund of Funds Structure” are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

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

Advisor Special Investments

From time to time certain Advisor Funds may segregate from their portfolio of assets certain illiquid or difficult-to-value securities or instruments (each, a “special investment”) and hold them in special investment accounts. This practice is commonly referred to as “side-pocketing”. Interests in special investment accounts generally are allocated only to those investors that were investors at the time the relevant special investment was acquired or segregated and future investors in the Advisor Fund generally will not participate in such special investment. Investors (including the Investment Funds) that hold interests in special investment accounts generally will not be able to redeem their interests in such accounts until the relevant special investments are liquidated, deemed realized (because, for example, the special circumstances surrounding such investment ceases) or otherwise disposed of. Therefore, an Investment Fund may be required to hold its interest in a special investment account for a significant period of time. An Investment Fund’s inability to redeem its interests from such special investment account may have a material adverse effect on the Investment Fund’s ability to reallocate assets. In addition, significant amounts of redemption requests by investors in the Investment Fund that are not offset by new subscriptions could result in the Investment Fund holding a greater concentration of highly illiquid investments than was previously the case. This could have a material adverse effect on the Investment Fund’s investment mix, and could also cause the Investment Fund to postpone or suspend future redemptions.

Special investments generally are carried on the books of an Advisor Fund at the applicable Advisor’s or a third party’s determination of fair value (which may, under the relevant Advisor Fund’s organizational documents, be presumed to be the cost of such special investment). However, given the nature of special investments, such determinations may not represent the actual amount that would be realized by the Advisor Fund (and therefore the Investment Fund) upon the eventual disposition of such special investment or that would, in fact, be realized upon an immediate disposition of the special investment. As discussed above, an Investment Fund will generally value interests in Advisor Funds in accordance with the terms and conditions of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Unlike a typical Advisor Fund, however, which generally will not use the unrealized value of a special investment for purposes of subscriptions, redemptions and calculating performance-based fees or allocations, such valuations will be utilized by the Investment Fund in calculating the NAV of units in the Investment Fund for purposes of subscriptions and redemptions, as well as for calculating the management fee, incentive allocation and administration fees in respect thereof. Accordingly, indirectly through the Investment Funds, the NAV of the Company and the NAV per unit will be directly affected by the valuations of any special investments as reported to the Investment Funds. Valuations of special investments generally will not be adjusted retroactively when such special investments are sold or otherwise disposed of by an Advisor Fund.

Certain Advisor Funds may charge a performance-based incentive fee or allocation (i) at the time a special investment is designated and/or (ii) at the time a special investment is realized or deemed realized based solely on the gains with respect to such special investment, which could adversely affect investors in the Advisor Fund, including an Investment Fund and, indirectly, the Company. Other Advisor Funds may have different procedures for calculating fees or allocations with respect to special investments that also could adversely affect the Company and its Members.

In the event of a cross transaction between an Investment Fund and another client of the Managing Member that involves the direct or indirect assignment of an interest in an Advisor Fund special investment (whether such interest is assigned by itself or together with a related interest in the relevant Advisor Fund), the Investment Fund or the other party which is a client of the Managing Member, as applicable, will receive an interest in such assigned Advisor Fund special investment that it would generally not have received had it made a new investment in the applicable Advisor Fund rather than obtaining an interest therein by means of a cross transaction. In the event of a cross transaction involving an Advisor Fund special investment, it is anticipated that the Advisor Fund special investment will generally be assigned for a price equal to the last value reported by the applicable Advisor to the holder of such Advisor Fund special investment. Because Advisor Fund special investments may be difficult to value, in any cross transaction involving an Advisor Fund special investment an Investment Fund will be exposed to the risk that it is paying more (in the event that the Investment Fund is the transferee) or receiving less (in the event that the Investment Fund is the transferor) for such Advisor Fund special investment than the value at which such Advisor Fund special investment might be realized if it were realized at the time of the transfer or the value at which such Advisor Fund special investment will ultimately be realized. In addition, in the event that the Investment Fund receives an interest in an Advisor Fund special investment through a cross-transaction, the Investment Fund will generally have a greater portion of its assets invested in Advisor Fund special investments following such cross transaction than it did beforehand, which will generally decrease the overall liquidity of the Investment Fund’s underlying investments.

In addition, in the event that the managing member of an Investment Fund determines to reduce the Investment Fund’s exposure to Advisor Fund special investments generally or to a particular Advisor Fund special investment, for liquidity reasons or otherwise, the managing member may cause the Investment Fund to sell its interest in one or more Advisor Fund special investments to a third party or, to the extent permitted by applicable law, to the managing member or an affiliate of the managing member. Any such sale may be of the Advisor Fund special investment by itself or together with the associated interest in the relevant Advisor Fund and may be effected through a broker or a matching or other service designed to bring together buyers and sellers of Advisor Fund special investments. In the event of a sale of an Advisor Fund special investment or other interest in an Advisor Fund, the Investment Fund will bear the associated brokerage and other expenses. Any such transfer may be made at a price that represents a discount to the last value reported by the applicable Advisor, and the Investment Fund may receive significantly less than the value at which such Advisor Fund special investment might be realized if it were realized at the time of the transfer or the value at which such Advisor Fund special investment will ultimately be realized.

The same or similar risks may also apply to the Company’s direct investments in Investment Funds and Advisor Funds.

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

No matters were submitted to a vote of holders of units during the fiscal year ended December 31, 2008.

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

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2007 through December 31, 2008 are as follows:

Quarter Ended	High	Low

3/31/07	$141.61	$139.27
6/30/07	$147.79	$143.91
9/30/07	$147.63	$144.78
12/31/07	$152.88	$151.77
3/31/08	$153.37	$150.25
6/30/08	$154.91	$152.11
9/30/08	$150.92	$141.06
12/31/08	$135.68	$131.92

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

Record Holders of Units of the Company

As of December 31, 2008, 5,040,063.11 units were held by 591 Members.

Distributions

The Company has not made distributions from January 1, 2008 to December 31, 2008 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2008 to December 31, 2008, aggregate subscriptions totaled $124,251,266. The Company previously reported sales of unregistered units during the 2008 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used the proceeds to make investments in the Investment Funds.

Purchases of Units by the Company and Affiliated Purchasers

Pursuant to the Company’s LLC Agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1, or October 1 occurring on or after the first anniversary of the purchase of such units by the Member (each, a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day (the “Valuation Date”) immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the units being redeemed.

The Company previously reported redemptions of units during 2008 in the Company’s Quarterly Reports on Form 10-Q. There were 221,873.19 redemptions of units during the fourth quarter ended December 31, 2008. Redemptions of $28,982,893 will be effective on January 1, 2009 and are reflected in Redemptions payable in the December 31, 2008 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2004 through December 31, 2008, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

Indices Source: Bloomberg, Bond.Hub

•	The performance of the Company is based on net returns for Class A Series 1 Units. The performance of the units shown in the graph is not necessarily indicative of future performance.

•	General: References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (for purposes of this section, each an “index”) are provided for your information only. Reference to an index does not imply that the portfolio will achieve returns, volatility or other results similar to the index. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time.

•	MSCI World Index: The Morgan Stanley Capital International World Index is a price index of the total return with dividends reinvested monthly net of dividend withholding tax of a representative group of listed companies for each region, with each component market weighted on the basis of market capitalization relative to the total market capitalization of the market being measured and adjusted for changes in capital within the component firms.

•	S&P 500 Index: Standard & Poor’s S&P 500 Index is an index based on the prices of the securities of 500 different companies. Total returns are calculated by adding the dividend income and price appreciation for a given time period.

•	Barclays Aggregate Bond Index: Barclays Aggregate Bond Index represents securities that are U.S. domestic, taxable, and dollar denominated. The index covers the U.S. investment grade fixed rate bond market, with index components for government and corporate securities, mortgage pass-through securities, and asset-backed securities. These major sectors are subdivided into more specific indices that are calculated and reported on a regular basis.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected historical financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2008	2007	2006	2005	2004

Net trading profit/(loss)	$(91,647,625)	$87,875,947	$76,020,409	$66,816,581	$72,018,387
Total expenses	$9,978,508	$9,808,096	$9,926,911	$14,836,748	$14,457,852
Net income/(loss)	$(101,224,791)	$78,394,581	$66,569,645	$52,141,634	$58,055,729
Less: Incentive allocation to the managing member	$14,474	$3,919,729	$3,328,482	$2,615,216	$2,902,854
Net income/(loss) available for pro-rata allocation to members	$(101,239,265)	$74,474,852	$63,241,163	$49,526,418	$55,152,875

	As of December 31,
Financial Condition Data	2008		2007		2006		2005		2004

Investments	$614,788,663		$702,436,288		$686,250,341		$1,124,329,933		$1,092,953,352
Total assets	$641,732,463		$705,861,961		$687,475,191		$1,125,036,745		$1,093,172,149
Total liabilities	$31,796,392		$25,077,879		$25,400,717		$350,437,862		$135,716,916
Members’ equity	$609,936,071	(1)	$680,784,082	(2)	$662,074,474	(3)	$774,598,883	(4)	$957,455,233	(5)
Ending NAV/Unit:
Class A Series 1	$131.92		$152.88		$137.10		$125.75		$120.25

(1)	The reduction in members’ equity as of December 31, 2008 reflects Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(2)	The reduction in members’ equity as of December 31, 2007 reflects Redemptions payable in the amount of $22,708,145 at December 31, 2007.

(3)	The reduction in members’ equity as of December 31, 2006 reflects Redemptions payable in the amount of $23,701,199 at December 31, 2006.

(4)	The reduction in members’ equity as of December 31, 2005 reflects Redemptions payable in the amount of $347,523,596 at December 31, 2005.

(5)	The reduction in members’ equity as of December 31, 2004 reflects Redemptions payable in the amount of $128,546,636 at December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the audited financial statements of the Company and the related notes thereto appearing elsewhere in this Annual Report, ITEM 6. “SELECTED FINANCIAL DATA,” and ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements Are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”.

The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. GS HFS, a Delaware limited liability company, serves as the Company’s Managing Member.

As of December 31, 2008, the Company had total assets of $641,732,463 compared with total assets of $705,861,961 as of December 31, 2007. Total liabilities of the Company were $31,796,392 as of December 31, 2008 compared with $25,077,879 as of December 31, 2007. Members’ equity of the Company was $609,936,071 as of December 31, 2008 compared with $680,784,082 as of December 31, 2007.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed Investment Funds managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, the Advisors that employ a broad range of investment strategies primarily within one of the Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. Currently, substantially all of the Company’s assets are invested in five Investment Funds: GELS, GFS, GRV, GTT and, as of July 1, 2007, HFPO.

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

While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GELS, GFS, GRV, GTT and HFPO, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

The Company believes that its direct exposure to the subprime mortgage sector is limited, but the Company only has limited transparency with respect to the positions of the Investment Funds’ various Advisors and different Advisors take different investment positions with respect to the subprime mortgage sector. As a result, the Company is not able to evaluate just how much of its return for the year ended December 31, 2008 was impacted by the position of Advisors with exposure to the subprime mortgage sector nor is the Company in a position to quantify for investors its exposure to subprime mortgage assets.

In addition, the performance described herein is based in part on estimates of the recovery value of the Investment Funds’ various Advisors’ assets held at Lehman Brothers and/or amounts owed to such Advisors by Lehman Brothers. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman Brothers insolvency proceedings, and therefore the amounts ultimately recovered from Lehman Brothers could be different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s Members’ Equity.

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

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2008, 2007 and 2006, and a general discussion of each Investment Fund’s performance during those periods.

2008 Performance

The Company’s net trading profit/(loss) for the year ended December 31, 2008 was $(91,647,625) compared to the year ended December 31, 2007 of $87,875,947.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. Global markets experienced extraordinarily high volatility during 2008 amidst numerous systemic shocks and doubts over the stability of the financial system. During 2008, the Company experienced the weakest equity markets since the Great Depression and unprecedented credit market dislocations including high yield spreads that reached more than double the highs of the recession in 2002. While most hedge fund strategies still significantly outperformed broad equity market indices, hedge funds, including the Company, were not immune from these events and experienced their most challenging year on record, with most funds, including the Company, recording negative returns.

During the first half of 2008, hedge funds were able to outperform broader markets as managers successfully captured thematic opportunities. Some of the successful trends and strategies included long positions in commodities, short positions in financials, long positions in emerging as compared to developed markets, short positions in the U.S. dollar, long positions in fixed income and yield curve trading. However, even in the first half of 2008, adept risk management was key to maintaining profits amidst major reversals including, for example, following the bail out of Bear, Stearns & Co. in mid-March. However, the second half of 2008 proved to be much more challenging for hedge funds and the Company. Since mid July, a number of trends abruptly reversed as markets focused more on global economic weakness and risk aversion led to repatriation of overseas investments and a ‘flight to safety’ that has benefited the U.S. dollar and hurt investments globally. The Company cannot predict which Investment Sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2008, as well as each Investment Fund’s net return for the year ended December 31, 2008.

			Year Ended
	Portfolio Weight	Portfolio Weight as	December 31,
	as a% of	a% of Adjusted	2008
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)
GELS	29.89%	28.53%	(16.75)%
GFS	34.79%	33.21%	(18.70)%
GRV	9.68%	9.24%	(9.37)%
GTT	19.53%	18.65%	3.27%
HFPO	6.91%	6.59%	(4.51)%

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2008, the Company’s Class A Series 1 units returned (13.71)% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the year ended December 31, 2008 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2008, GELS represented approximately 29% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. GELS returned (16.75)% for Class C Series 1 units for the year ended December 31, 2008.

For the first half of the year, despite very volatile global equity markets, many GELS Advisors were able to outperform global markets, with several achieving strong gains. Many GELS Advisors entered the year with reduced risk levels given the uncertainty. Lower risk levels benefited GELS Advisors as the year had a difficult start as January experienced significant intra-month volatility and a wide dispersion of performance by GELS Advisors. January experienced broad-based selling globally, led by sectors and markets which realized the largest gains in 2007, including energy, technology and emerging markets. In February, markets continued downward, although many GELS Advisors posted gains as a rise in commodity related equities and short positions in the financials, telecom and technology sectors benefited portfolios. March, much like January, experienced significant intra-month volatility. GELS Advisors accumulated losses due to a rally in the financials sector during the second half of the month, while weakness in long energy/commodity positions and long emerging market positions also weighed on returns. GELS Advisors broadly benefited as markets seemed to rebound in April and May. Top performing GELS Advisors had long exposure to energy, basic materials and technology equities, as well as short positions in financials. However, the second quarter of 2008 ended much as it had begun. In June, the equity markets reversed and gave back all of April and May’s gains. Even so, many of the GELS Advisors mitigated losses and a number of GELS Advisors finished the second quarter in positive territory.

The second half of 2008 was one of the most difficult periods for GELS Advisors on record because of extreme reversals in themes that worked during the first quarter of 2008 and a significant increase in equity market volatility globally. The second half of 2008 was also impacted by short selling restrictions across a variety of regions and sectors, negatively affecting some GELS Advisors. The increase in volatility and government regulation during the second half of 2008 negatively impacted GELS Advisors, driving losses for the year. Over the third quarter, GELS Advisors experienced an extreme reversal in many of the key drivers of performance for the first half of the year. In July, there was a sharp second half rally in the financials sector and steep losses among energy and materials stocks. Long positions in energy and materials names and short positions in financials and real estate contributed to losses for a number of the GELS Advisors. In September, equity markets globally experienced unprecedented volatility as dramatic developments in the financial sector, including the ban on short selling in varying degrees globally, created a difficult investing environment. Continued de-levering led to downward pressure across all sectors, particularly the energy and materials sectors as well as selected technology and telecom companies. The rapidly changing environment in the financials sector also led to increased volatility among financial firms which led to both gains and losses for GELS Advisors.

The fourth quarter was one of the most difficult on record for GELS Advisors as they faced historic levels of equity market volatility and sharply declining equity prices. The equity long/short investment sector ended the quarter and the year negative. The fourth quarter had a difficult start in October as continued de-levering led to downward pressure across all sectors, particularly in energy, materials, agriculture, consumer, financials and emerging markets equities. GELS Advisors with the highest levels of net exposure declined the most, particularly those with exposure to the hardest hit sectors. Selected single stock short positions also detracted from performance. Many of the challenges in October continued into November, namely widespread selling of equities and elevated volatility. Once again a small group of GELS Advisors were responsible for the bulk of the losses. Exposure to healthcare, materials, technology and consumer discretionary spending accounted for the majority of losses. In October and November, selected GELS Advisors were able to generate profits from short positions in financial, consumer and real estate sectors, while also profiting from short term opportunistic trading. December experienced a small rebound in equity markets and a decrease in volatility; however, this decrease in volatility combined with GELS Advisors low risk levels led to muted returns across the sector. Top performing GELS Advisors benefited from net long exposure in consumer, healthcare and technology positions, while bottom performing GELS Advisors realized losses from short exposure in consumer discretionary/retail and financials stocks, as well as long exposure in energy. Despite steep losses in October and November, GELS Advisors outperformed global equity indices during the quarter as many GELS Advisors maintained low levels of gross and net exposure and were able to avoid significant long book losses and generate profits through short holdings. There was a strong correlation between the GELS Advisors’ exposures and their performance during the fourth quarter—GELS Advisors with higher levels of exposure and more concentrated portfolios were more susceptible to the market swings and tended to underperform their equity long/short peers.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2008, GFS represented approximately 33% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. GFS returned (18.70)% for Class C Series 1 units for the year ended December 31, 2008.

Despite negative performance from global equity and credit markets over the first half of the year, many GFS Advisors performed reasonably well. Hedges and short positions were meaningful contributors to performance as GFS Advisors entered the year with a defensive stance. Hedges implemented through subprime mortgage bonds, emerging/developed markets credit and equity indices helped to dampen volatility. The second half of 2008 witnessed a significant increase in volatility across equity and credit markets in addition to a drying up of liquidity. Despite finishing the first half of 2008 in positive territory, performance reversal in a number of commonly held positions and concentrated sectors combined with the increase of volatility and lower levels of liquidity significantly hurt GFS Advisors erasing the first quarter gains and leading to large losses for the sector for 2008. In the second half of the year, GFS experienced a significant amount of volatility and negative performance in what has been widely noted as the most difficult period for hedge funds on record. GFS Advisors with exposure to emerging markets and materials/commodity related companies suffered disproportionately as these trades reversed.

Credit-oriented GFS Advisors also experienced significant losses due to poor liquidity and broad declines in asset prices.

Credit-oriented GFS Advisors were the largest contributors to performance for the first half of 2008. Short subprime exposures drove profits in the first quarter. In the second quarter, most credit-oriented GFS Advisors were able to protect capital as many of them were positioned to have neutral to net short exposure to the market given their cautious view on the broader markets. Equity and credit market hedge positions proved to be beneficial for GFS Advisors. In the second half of the year, credit oriented GFS Advisors had difficulty as the bank debt and high yield bond markets traded down on technical pressure and became even more illiquid. Difficult conditions in the credit markets were exacerbated by concerns about counterparty risk and its effect on credit default swap positions.

Merger arbitrage was mixed in 2008. GFS Advisors experienced losses in the first quarter as major deals such as Clear Channel Communications, Inc., BCE Inc. and Alliance Data Systems Corporation traded down on heightened concerns about financing. However, the announcement that the leveraged buy-out of Clear Channel Communications, Inc. came to a conclusion on re-negotiated terms in the second quarter led to profits for some GFS Advisors. This was slightly offset by the announcement of the Hexion/Huntsman deal break. In the second half of 2008, several GFS Advisors profited from Anheuser-Busch’s $52 billion announced acquisition by InBev while others were hurt in September as merger spreads widened significantly.

Goldman Sachs Global Relative Value, LLC

As of December 31, 2008, GRV represented approximately 9% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. GRV returned (9.37)% for Class C Series 1 units for the year ended December 31, 2008.

The volatile environment continued to create opportunities across most relative value strategies in the first half of the year, although market volatility led to a wider dispersion of returns among GRV Advisors. However, GRV Advisors struggled during the third quarter and fourth quarters as markets experienced extreme dislocations and poor liquidity and finished with negative returns for the year.

Volatility trading strategies generated the strongest returns with profits coming from single stock volatility positions. Performance was very strong in January with more muted returns for the remainder of the period. In the first quarter, Asia-focused strategies led performance while U.S.-focused strategies outperformed for the remainder of the year.

Equity market neutral strategies were strong performers for the first half of the year as value factors generated positive returns across geographical regions. In the third quarter, equity market neutral strategies detracted each month, but were particularly hurt in September as global de-leveraging negatively impacted portfolios. Equity market neutral strategies reversed in the fourth quarter of 2008 and were generally positive contributors, but GRV Advisors experienced a dispersion of returns across geographies and strategies.

Despite a decline from March through May, emerging markets strategies were strong in the first half of 2008. Short positions performed well in January and February in local markets due to market unrest. Market reversals in March caused GRV Advisors to give back some returns and the difficult performance persisted through May. However, GRV Advisors short-biased positioning in emerging markets were profitable when markets sold off in June and they finished the half in positive territory. In the third quarter, emerging markets strategies reversed as poor liquidity and high volatility led to very difficult trading conditions and GRV Advisors were negatively affected by country specific news. Generally, commodity-rich countries underperformed in the second half of the year, and the deleveraging and deteriorating fundamentals negatively contributing to GRV Advisors’ performance.

Fixed income strategies experienced mixed results over the first half of the year but finished in positive territory overall. European yield curve trading contributed to performance, while some credit strategies struggled in less liquid markets. In March, sharp reversals led to difficulties, particularly in Japan. The second quarter was a strong finish to the first half of the year as several positions recovered following mark-to-market losses in March. The third and fourth quarter experienced muted returns as GRV Advisors have been running with low exposures due to high volatility.

Multi-strategy GRV Advisors were also negatively impacted by the poor market liquidity, particularly in strategies such as convertible arbitrage in the second half of the year.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2008, GTT represented approximately 19% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. GTT returned 3.27% for Class C Series 1 units for the year ended December 31, 2008.

The tactical trading sector delivered strong performance in 2008, with positive contribution from both discretionary GTT Advisors and systematic trading GTT Advisors. GTT performed well as diversification helped to improve the risk-adjusted return. Performance was strong throughout the first half of the year despite a dip as a number of markets reversed in later half of March and GTT Advisors gave back some returns. In the third quarter, GTT Advisors gave back more of their returns as dramatic swings, multiple market reversals and significantly worsening liquidity created extremely difficult trading conditions. Both discretionary and systematic GTT Advisors had mixed results through July and August, but by September, amid high policy uncertainty, many GTT Advisors felt the markets were becoming uninvestible and moved assets partially to the sidelines, increasing already substantial cash positions. Trend-followers, who only trade the most liquid markets, were the only GTT Advisors to remain with more normal levels of risk. These GTT Advisors gained from falling equity markets, with their index future positions not directly affected by the short selling bans, but suffered losses elsewhere as trend reversals detracted. In the fourth quarter of 2008, trend-following GTT Advisors generally profited from declines in equities and commodities, although December market rallies reduced gains. GTT Advisors finished 2008 with strong positive performance.

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

Fixed income trading experienced gains in the first half of the year. Long exposures to global fixed income and yield curve trading, particularly in the U.S., benefited GTT Advisors for much of the second quarter. As markets reversed in March, GTT Advisors experienced notable losses in both relative value and directional trades. Macro GTT Advisors experienced mixed performance in fixed income trading over the second quarter while most commodity trading GTT Advisors produced gains. Fixed income and foreign exchange markets experienced extraordinary volatility during the second half of the year. GTT Advisors generally profited from a long bias in U.S. and global fixed income in 2008.

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

Equities trading was flat for the period.  Systematic GTT Advisors profited from net short exposures to major indices, while many discretionary GTT Advisors experienced losses in long positions. In general, GTT Advisors reduced overall equity exposure as the markets proved difficult to navigate over the second quarter. An increase in equity volatility kept equity exposures low during the second half of the year.

Goldman Sachs HFP Opportunistic Fund, LLC

As of December 31, 2008, HFPO represented approximately 7% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. HFPO returned (4.51)% for Class A Series 1 units for the year ended December 31, 2008.

HFPO Advisors focused on equity market neutral strategies experienced positive returns for the first half of 2008 as value factors generated positive returns across geographical regions. Equity market neutral strategies generated strong returns in every month of the first half of the year, with the exception of March. Market reversals in March caused HFPO Advisors to give back some returns. In the third quarter, global de-leveraging negatively impacted these HFPO Advisors’ portfolios leading to significant losses. HFPO redeemed its investment from equity market neutral HFPO Advisors strategies effective December 1, 2008.

Quantitative macro strategies were strong performers in the first half of the year. One of the quantitative macro HFPO Advisors experienced strong performance driven specifically by a rise in commodities markets. Performance benefited from exposure to all four asset classes — commodities, fixed income, foreign exchange and equities trading. However, the other quantitative macro HFPO Advisors experienced negative performance early in the year from U.S. equity exposures in the consumer and technology sectors. This Advisor was redeemed effective December 1, 2008. In the second half of the year, HFPO Advisors focused on quantitative macro strategies experienced mixed performance, driven by asset class and discretionary trading. Overall, macro strategies contributed to performance for the year.

One HFPO Advisor with long exposure to energy and commodities experienced severe losses in the early part of the year and reduced exposures prevented it from capturing the upswing in commodities for the latter half of the period. This HFPO Advisor benefited from lower risk levels and diversification in the second half of the year.

One HFPO Advisor in particular experienced very significant losses as natural gas exposures moved away from its positions. This HFPO Advisor’s negative performance meaningfully impacted the portfolio returns in the first nine months of the year. However, this HFPO Advisor benefited from lower market exposures and diversification across positions in the third quarter. HFPO redeemed its investment from this HFPO Advisor at the end of the third quarter of 2008.

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

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a% of	a% of Adjusted	December 31, 2007
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	33.16%	32.09%	11.70%
GFS	37.84%	36.62%	20.22%
GRV	12.38%	11.99%	4.53%
GTT	14.39%	13.92%	15.72%
HFPO	5.41%	5.23%	(10.26)%

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $22,708,145 that was payable at December 31, 2007.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Global announced mergers and acquisitions activity surpassed $4.4 trillion in 2007, a new annual record; however this was not without some unconsummated deals. In general, GFS Advisors were able to take advantage of the robust environment in the first half of 2007 through merger arbitrage and equity special situations. In the second half of 2007, merger arbitrage spreads proved to be a profitable area given the completion of several bellwether deals. Equity markets experienced negative performance as valuations were readjusted given lower mergers and acquisitions and private equity activity, which negatively impacted the performance of some GFS Advisors.

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

Credit opportunities/distressed strategies returned 40.10% and contributed 9.70% to GFS’s gross income for the year ended December 31, 2007. The multi-strategy component of the portfolio returned 15.02% and contributed 9.86% to GFS’s gross income for the year ended December 31, 2007. Merger arbitrage/special situations strategies returned 5.28% and contributed 0.38% to GFS’s gross income for the year ended December 31, 2007.

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

Credit relative value strategies returned 9.67% and contributed 0.85% to GRV’s gross income for the year ended December 31, 2007. Equity market neutral strategies returned (14.14)% and contributed (3.78)% to GRV’s gross income for the year ended December 31, 2007. Fixed income arbitrage strategies returned 12.49% and contributed 2.34% to GRV’s gross income for the year ended December 31, 2007. Emerging markets relative value strategies returned 12.19% and contributed 1.37% to GRV’s gross income for the year ended December 31, 2007.

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

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a % of	a % of Adjusted	December 31, 2006
Investment Fund	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	36.81%	35.54%	11.91%
GFS	36.36%	35.10%	14.57%
GRV	14.87%	14.36%	5.89%
GTT	15.61%	15.07%	5.61%

(1)	Members’ equity, used in the calculation of the fair value of the Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $23,701,199 that was payable after December 31, 2006.

(3)	These returns are based on the performance of Class C Series 1 units. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Credit opportunities/distressed strategies returned 17.77% and contributed 4.16% to GFS’s gross income for the year ended December 31, 2006. The multi-strategy component of the portfolio returned 14.66% and contributed 9.65% to GFS’s gross income for the year ended December 31, 2006. Merger arbitrage/special situations strategies returned 8.63% and contributed 0.64% to GFS’s gross income for the year ended December 31, 2006. These percentages reflect certain reclassifications of select advisors from one sub-strategy to another at a time subsequent to the date of the data reflected herein.

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

Comparison of Selected Financial Information for the years ended December 31, 2008, 2007 and 2006

Interest and Dividend Income

Interest and dividend income for the years ended December 31, 2008, 2007 and 2006 was $401,342, $326,730 and $476,147, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the year ended December 31, 2008 was $8,638,530 compared to the year ended December 31, 2007 of $8,636,414 and the year ended December 31, 2006 of $9,131,947. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2008 compared to the year ended December 31, 2007 and the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest expense for the year ended December 31, 2008 was $81,333, compared to the year ended December 31, 2007 of $283,897 and the year ended December 31, 2006 of $252,759. The decrease in interest expense for the year ended December 31, 2008 compared to December 31, 2007 was due to reduced borrowings under the Credit Facility (as defined below) and reduced commitment fees under the Credit Facility as a result of a decrease in the amount available for borrowings. The increase in interest expense for the year ended December 31, 2007 compared to December 31, 2006 was due to short-term borrowing during the period and the accrual of commitment fees under the Credit Facility.

Professional fees for the year ended December 31, 2008 were $1,059,248, compared to the year ended December 31, 2007 of $632,679 and the year ended December 31, 2006 of $481,551. The increases in professional fees for the year ended December 31, 2008 compared to the year ended December 31, 2007 and for the year ended December 31, 2007 compared to the year ended December 31, 2006 were primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered company and the costs related to Sarbanes-Oxley 404 compliance.

Miscellaneous expenses for the year ended December 31, 2008 were $199,397 compared to the year ended December 31, 2007 of $255,106 and the year ended December 31, 2006 of $60,654.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2008 was $14,474, compared to the year ended December 31, 2007 of $3,919,729 and the year ended December 31, 2006 of $3,328,482. The decrease in Incentive Allocation for the year ended December 31, 2008 from the year ended December 31, 2007 was due to a decrease in net income from operations for the period. The increase in Incentive Allocation for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to an increase in net income from operations for the period.

Other than the management fee, interest expense, professional fees, miscellaneous expenses and incentive allocation, there are no other fees directly borne by the Company.

Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. The total administration fee (which is approximate based on calculation), comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 units as of January 1, 2008, January 1, 2007 and January 1, 2006, was $469, $534 and $1,053, respectively. SEI is the administrator of each Investment Fund and certain Portfolio Companies. Throughout 2008, the administration fee rate ranged between 0.04% and 0.06%. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2008. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes. These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2008, approximately 10% of the Company’s investments in the Investment Funds were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investment Funds.

The investment manager of GFS recently created a Delaware statutory trust (the “Trust”) for the benefit of its investors, including the Company. On or around March 31, 2009, GFS expects to transfer to the Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. Pending the formal transfer of certain of these assets, GFS expects to transfer to the Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, will be issued its pro-rata share of the Trust interests based on its ownership in GFS as of the transfer date. Distributions from the Trust in respect of the Trust interests will be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of the Trust interests as of the transfer date is expected to be an amount equal to approximately 5% of the Company’s NAV. Such amount of the Company’s pro-rata share of the Trust interests is included in the percentage of the Company’s investments in the Investment Funds that were considered illiquid at December 31, 2008.

The Company received subscriptions from new and existing investors of $124,251,266 during the year ended December 31, 2008, of $43,080,500 during the year ended December 31, 2007 and of $41,883,000 during the year ended December 31, 2006.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has increased from earlier periods as investors have sought to increase portfolio diversification while optimizing risk and return during a very volatile period.

The Company paid out redemptions in the amount of $87,599,738 during the year ended December 31, 2008, $103,758,527 during the year ended December 31, 2007 and $544,799,451 during the year ended December 31, 2006. The Company had Redemptions payable in the amount of $28,982,893 at December 31, 2008, $22,708,145 at December 31, 2007 and $23,701,199 at December 31, 2006. The Company funded the redemptions made in 2006, 2007 and in January, April, July and October 2008 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its Credit Facility to fund January 2006, April 2006, July 2006, October 2006, January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2009 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of December 31, 2008, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The

Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 6 to the financial statements for a description of the Company’s Credit Facility.

As of December 31, 2008, the Company had Cash and cash equivalents on hand of $26,943,800. As of December 31, 2007, the Company had Cash and cash equivalents on hand of $3,425,673. The increase in cash and cash equivalents held by the Company at December 31, 2008 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of December 31, 2008 were $614,788,663 as compared to $702,436,288 as of December 31, 2007. The decrease for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due to a net loss from the Investment Funds and redemptions made by the Company from the Investment Funds during the year ended December 31, 2008.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2008 was $2,017,653 as compared to $2,181,659 as of December 31, 2007. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company, together with borrowings under the Credit Facility, are adequate to fund its operations and liquidity requirements.

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

Recent Accounting Pronouncements

None.

Critical Accounting Policies and Estimates

Use of estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars. A summary of the Company’s accounting policies is set forth in Note 2 to the Company’s financial statements. In the Managing Member’s view, the policy that involves the most subjective judgment is set forth below.

Fair value

The Company’s investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investment Fund. The Company adopted SFAS No. 157 on January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 to the Company’s financial statements.

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

For the fiscal years ended December 31, 2008 and December 31, 2007, the fair value of the Company’s investments in the Investment Funds was determined by the following valuation techniques:

December 31, 2008

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investment Fund	quoted market prices	external advisors

GELS	0.10%	29.55%
GFS	—%	34.51%
GRV	1.30%	8.31%
GTT	—%	19.38%
HFPO	—%	6.85%

Total	1.40%	98.60%

December 31, 2007

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investment Fund	quoted market prices	external advisors

GELS	6.32%	25.82%
GFS	—%	36.66%
GRV	1.15%	10.86%
GTT	0.55%	13.40%
HFPO	0.82%	4.42%

Total	8.84%	91.16%

The change in percentages between December 31, 2008 and December 31, 2007 was primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external advisors.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investment Funds on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company,” “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” and “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets”.

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

There has not been a situation during the periods contained in this Annual Report, where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate.

Off Balance Sheet Risk

In the normal course of business, the Advisors of the Investment Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which includes, but are not limited to securities sold short, futures, forwards, swaps and written options. There are no off-balance sheet or material contingent liabilities at the Company level.

Contractual Obligations

The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of December 31, 2008 and as of December 31, 2007, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2008 to December 31, 2008 and January 1, 2007 to December 31, 2007. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended
December 31, 2008
						Net Trading
Investment	% of Members’		% of Adjusted		Fair Value/Value	Profit/(Loss)
Fund	Equity		Members’ Equity (8)		at Risk	(In millions)	Liquidity

GELS	29.89%		28.53%		$182,311,620	$(37.4)	(1)
GFS	34.79%		33.21%		$212,189,214	$(49.4)	(2)
GRV	9.68%		9.24%		$59,060,101	$(6.3)	(3)
GTT	19.53%		18.65%		$119,121,670	$3.2	(4)
HFPO	6.91%		6.59%		$42,106,058	$(1.7)	(5)

Total	100.80	% (6)	96.22	% (7)	$614,788,663	$(91.6)

Year Ended
December 31, 2007
						Net Trading
Investment	% of Members’		% of Adjusted		Fair Value/Value	Profit/(Loss)
Fund	Equity (9)		Members’ Equity (8)		at Risk	(In millions)	Liquidity

GELS	33.16%		32.09%		$225,759,808	$26.0	(1)
GFS	37.84%		36.62%		$257,594,595	$45.2	(2)
GRV	12.38%		11.99%		$84,319,166	$4.3	(3)
GTT	14.39%		13.92%		$97,949,282	$14.4	(4)
HFPO	5.41%		5.23%		$36,813,437	$(2.0)	(5)

Total	103.18	% (6)	99.85	% (7)	$702,436,288	$87.9

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected Redemptions payable on the balance sheet date.

(7)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,982,893 that was payable at December 31, 2008 and $22,708,145 that was payable at December 31, 2007.

(8)	Adjusted members’ equity, used in the calculation of the fair value of Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,982,893 that was payable at December 31, 2008 and $22,708,145 that was payable at December 31, 2007.

(9)	Members’ equity, used in the calculation of the fair value of Investment Funds as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2008, the Managing Member had full position level transparency for approximately 25% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. For the third and fourth quarter of 2008, the Company was able to use an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 10-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. See Item 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets”.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the Investment Funds were 32% GELS, 37% GFS, 12% GRV, 14% GTT and 5% HFPO as of December 31, 2007 as a percentage of adjusted members’ equity which excluded redemptions paid after December 31, 2007. The approximate weights of the Investment Funds were 29% GELS, 33% GFS, 9% GRV, 19% GTT and 7% HFPO as of December 31, 2008 as a percentage of adjusted members’ equity which excluded redemptions paid after December 31, 2008. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Funds”.

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation to any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets, for purposes of diversification, attempts to meet target allocations or otherwise, may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to GTT, GELS, GRV, GFS and HFPO, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2007 to December 31, 2008.

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007

Net Trading Profit/(Loss)	$25,218,664	$33,486,055	$(633,005)	$29,804,233
Total Expenses	$2,252,706	$2,536,562	$2,458,008	$2,560,820
Net Income/(Loss)	$23,005,486	$31,004,318	$(2,920,258)	$27,305,035
Net Income/(Loss) Available for pro rata allocation to Members	$21,855,212	$29,454,102	$(2,775,795)	$25,941,333

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008

Net Trading Profit/(Loss)	$(7,642,197)	$22,542,434	$(64,673,915)	$(41,873,947)
Total Expenses	$2,395,147	$2,688,753	$2,573,237	$2,321,371
Net Income/(Loss)	$(9,944,622)	$19,929,186	$(67,148,220)	$(44,061,135)
Net Income/(Loss) Available for pro rata allocation to Members	$(9,946,834)	$19,411,322	$(66,642,618)	$(44,061,135)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Managing Member’s management, with the participation of its principal executive officer and principal financial officer (or persons performing similar functions), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer (or persons performing similar functions) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE

The Company currently has, and historically has had, no directors or executive officers. The Managing Member is, and has historically been, responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—THE MANAGING MEMBER”. Effective April 1, 2009, the Managing Member will establish a board of directors of the Company, which will as of such date and thereafter supervise the affairs of the Company in lieu of the supervision previously provided by the Board of Directors of the Managing Member. The Managing Member, through its executive officers who have responsibility for the Company, is and will continue to be responsible for the operations of the Company. The following table sets forth the directors and executive officers of the Managing Member who have responsibility for the Company and the director nominees of the Company that will be on the newly formed board of directors of the Company effective April 1, 2009.

Name	Age	Position(s)

Kent A. Clark	44	Managing Director and Chief Investment Officer* of the Managing Member
Jennifer Barbetta	36	Director, Managing Director and Chief Financial Officer of the Managing Member
Westley D. Chapman	42	Managing Director of the Managing Member
J. Christopher A. Kojima	39	Director Nominee of the Company
A. Charles Baillie	41	Director Nominee of the Company

*	On January 8, 2009, Kent A. Clark resumed his role as Chief Investment Officer of the Managing Member.

Information about the directors and executive officers of the Managing Member and the director nominees of the Company is provided below.

Kent A. Clark is a Managing Director of Goldman Sachs and Chairman of the Investment Committee of the Managing Member. Mr. Clark is also the Chief Investment Officer of the Managing Member, and performs the responsibilities of principal executive officer of the Managing Member. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark’s research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.

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

Westley D. Chapman is a Managing Director of Goldman Sachs and Head of Quantitative, Operational & Business Due Diligence of the Managing Member. Prior to joining the Managing Member, Mr. Chapman was the

Chief Financial Officer of the Investment Management Division where he led the division’s financial management processes, including a strategic review of the infrastructure systems and processes supporting the Managing Member. Prior to joining GSAM in 1997, Mr. Chapman was the Director of Financial Planning & Analysis at Travelers Group, focusing on their life insurance businesses, where he participated in the integration and evaluation of business acquisitions. Prior to joining Travelers Group in 1994, Mr. Chapman supported IBM as an auditor at Price Waterhouse where he led elements of the annual audit, performed control reviews of various Corporate Treasury systems and processes, and participated in a number of consulting projects. He obtained an M.B.A. in Finance from New York University in 1993 and a B.A. in Economics from Harvard College in 1989. Mr. Chapman is a Certified Public Accountant.

J. Christopher A. Kojima will be a director of the Company effective April 1, 2009. Mr. Kojima is a Managing Director of Goldman Sachs and co-head of the Alternative Investments and Manager Selection businesses, which oversees the Private Equity Group, Hedge Fund Strategies Group, Global Manager Strategies Group and Portfolio Solutions Group. Previously, Mr. Kojima was the co-head of the Private Equity Group focusing on the private equity secondary market. Prior to joining the Private Equity Group, Mr. Kojima specialized in leveraged buyouts in the Leveraged Finance Group. Mr. Kojima joined Goldman Sachs in 1995 in the Investment Banking Division. Mr. Kojima is a trustee of The Juilliard School and The Asian Cultural Council, and serves as adjunct professor at Columbia Business School. Mr. Kojima earned a JD, cum laude, from Harvard Law School and is a member of the New York Bar. Mr. Kojima received an M.Phil. from The University of Cambridge, and a B.Comm. from The University of Manitoba.

A. Charles Baillie will be a director of the Company effective April 1, 2009. Mr. Baillie is a Managing Director of Goldman Sachs and co-head of the Alternative Investments and Manager Selection businesses in the Investment Management Division, which oversees the Private Equity Group, Hedge Fund Strategies Group, Global Manager Strategies Group and Petershill Group. Prior to joining the Private Equity Group, Mr. Baillie worked in the Mergers & Acquisitions Group in London where he focused on restructurings. Mr. Baillie joined the firm as an analyst in 1991 in the Corporate Finance Department of the Investment Banking Division. Mr. Baillie received a BAH from Queen’s University, Canada, an MA from the University of Oxford, and an MBA from the Harvard Graduate School of Business Administration, where he graduated as a Baker Scholar.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2008 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

Code of Ethics

Currently, the Company has no directors or executive officers. The Managing Member has adopted a Code of Ethics for the Company that applies to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K for December 31, 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member’s Amended Code of Ethics was filed as an exhibit to the Company’s Form 10-K, filed April 2, 2007.

Corporate Governance

Nominating Committee and Compensation Committee

Currently, the Company has no directors or executive officers. The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have a nominating and compensation committee comprised of independent directors. The Company currently does not have a standing nominating or compensation committee and accordingly there are no charters for such committees. In light of the fact that the Company does not have any directors or executive officers, the Board of Directors of the Managing Member believes that standing committees are not necessary and that the directors of the Board of Directors of the Managing Member collectively have the requisite background, experience, and knowledge to fulfill any limited duties and obligations that a nomination committee and a compensation committee would have on behalf of the Company. In addition, no direct compensation is paid to any employees of the Company making a compensation committee not applicable. Furthermore, the Board of Directors of the Managing Member has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

Audit Committee and Audit Committee Financial Expert

Currently, the Company has no directors or executive officers. The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have an audit committee comprised of independent directors. The Company currently does not have an audit committee, and accordingly there is no charter for such committee, and the Board of Directors of the Managing Member which performs the functions of an audit committee on behalf of the Company believes that the directors collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have including overseeing the Company’s accounting and financial reporting practices. Therefore, the Board of Directors of the Managing Member does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert. Furthermore, the Board of Directors of the Managing Member has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

The Board of Directors of the Managing Member has:

•	reviewed and discussed the financial statements with management of the Managing Member responsible for the management and operations of the Company;

•	discussed with the independent auditors the matters required to be discussed by the Statement of Auditing Standards No. 114, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•	received the written disclosures and the letters from the independent accountants required by the Public Company Accounting Oversight Board in Rule 3526, and has discussed with the independent accountant, the independent accountant’s independence; and based on the review and discussions referred to above, the Board of Directors of the Managing Member recommended that the audited financial statements be included in the Company’s Annual Report for filing with the SEC.

As of December 31, 2008, Jennifer Barbetta was, and currently is, the sole member of the Board of Directors of the Managing Member.

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

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

Currently, the Company has no directors. The Board of Directors of the Managing Member is responsible for the management and operations of the Company. Although there were no formal meetings of the Board of Directors of the Managing Member in 2008, the directors, along with other employees of the Managing Member, met together frequently during 2008 to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members at annual meetings (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2008 and accordingly no members of the Board of Directors of the Managing Member attended.

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

The Company does not bear the costs of the annual compensation of the executive officers or the directors of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company and will not bear costs for the Company’s directors. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2008. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Fee Type	Fee Amount

Management Fee paid or payable by the Company	$8,638,530
Incentive Allocation paid or payable by the Company	$14,474
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the units.

Security Ownership of Management

GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2008 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the director nominees of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 27, 2009.

Percentage of All
Investors’
Number of Units	Name of Beneficial Owner	Interests

0	Kent A. Clark	—
0	Jennifer Barbetta	—
0	Westley D. Chapman	—
0	J. Christopher A. Kojima	—
0	A. Charles Baillie	—
0	Directors and executive officers as a group	—

Changes in Control

There are no arrangements, including pledges by any person of units of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Managing Member is an advisory affiliate of Goldman Sachs and GSAM. Each of the Managing Member, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

From time to time certain qualified officers and employees of the GS Group may invest in the Company. Neither the Investment Funds’ Advisors nor any of their respective principals are presently expected to purchase units or membership units in the Investment Funds. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

The Company may from time to time, in the sole discretion of the Managing Member, invest in money market funds sponsored, managed or advised by the GS Group, and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Investment Objective and Approach”.

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Some of the directors and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2008 and are proposed to provide such services in the current year.

No directors and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2008. Certain directors and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors and executive officers from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

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

Director Independence

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not subject to a requirement that a majority of the board of directors be independent. The Managing Member is responsible for the management and operations of the Company. All of the directors of the Board of Directors of the Managing Member and all director nominees of the Company are employees of Goldman Sachs and the Managing Member. Accordingly, under the Independence Test of the Corporate Governance Standards of the New York Stock Exchange and other comparable stock exchange standards, none of the directors of the Board of Directors of the Managing Member and none of the director nominees of the Company are independent. Similarly, as discussed further under Item 10, the Company is not subject to the requirements under the Corporate Governance Standards of the New York Stock Exchange that the audit, nominating and compensation committees be comprised of independent directors and the Managing Member does not currently have and the Company is not expected to have separately designated audit, nominating and compensation committees.

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

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by E&Y during those periods.

	Year Ended December 31,
	2008	2007

Audit Fees	$148,000	$146,000
Audit-Related Fees	$—	$—
Tax Fees(1)	$70,800	$65,000
All Other Fees	$—	$—

Total	$218,800	$211,000

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

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
Name: Jennifer Barbetta
Title: Managing Director and Principal Financial Officer
Date: March 31, 2009

INDEX OF EXHIBITS

Exhibit No.		Description

3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.1	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.2	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).
10.3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.4	*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.5	*	Copy of Limited Liability Company Agreement of Goldman Sachs HFP Opportunistic Fund, LLC, dated as of June 25, 2007 (filed as Exhibit 10.6 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.6	*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.7	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.8	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
14.1	*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).
14.2	*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
31.1		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

The Managing Member and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2008 and 2007, and the results of its operations, changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 31, 2009

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2008 and December 31, 2007

	2008			2007
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$182,311,620	29.89%	28.53%	$225,759,808	33.16%	32.09%
Goldman Sachs Global Fundamental Strategies, LLC	212,189,214	34.79%	33.21%	257,594,595	37.84%	36.62%
Goldman Sachs Global Relative Value, LLC	59,060,101	9.68%	9.24%	84,319,166	12.38%	11.99%
Goldman Sachs Global Tactical Trading, LLC	119,121,670	19.53%	18.65%	97,949,282	14.39%	13.92%
Goldman Sachs HFP Opportunistic Fund, LLC	42,106,058	6.91%	6.59%	36,813,437	5.41%	5.23%

Total investments (cost $580,410,892 and $532,669,888, respectively)	$614,788,663	100.80%	96.22%	$702,436,288	103.18%	99.85%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at December 31, 2008 and December 31, 2007.

December 31, 2008
					% of
			Proportionate	% of	Adjusted
	Underlying		Share of	Members’	Members’
Investee	Investment	Strategy	Fair Value	Equity(1)	Equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(3)	Multi Strategy	$34,543,108	5.66%	5.41%
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$33,660,348	5.52%	5.27%

December 31, 2007
% of
			Proportionate	% of	Adjusted
	Underlying		Share of	Members’	Members’
Investee	Investment	Strategy	Fair Value	Equity(1)	Equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(3)	Multi Strategy	$38,952,802	5.72%	5.54%

(1)	Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008 and Redemptions payable in the amount of $22,708,145 at December 31, 2007.

(3)	Liquidity term is as follows: 1/3 after a 3.5 year holding period, 1/3 after a 4.5 year holding period, 1/3 after a 5.5 year holding period.

(4)	The liquidity term is at the sole discretion of the Managing Member.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2008 and December 31, 2007

	2008	2007

ASSETS
Assets:
Investments in Investees, at fair value (cost $580,410,892 and $532,669,888, respectively)	$614,788,663	$702,436,288
Cash and cash equivalents	26,943,800	3,425,673

Total assets	$641,732,463	$705,861,961

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$28,982,893	$22,708,145
Due to managing member	2,017,653	2,181,659
Due to bank	6,889	6,889
Accrued expenses and other liabilities	788,957	181,186

Total liabilities	31,796,392	25,077,879
Members’ equity (units outstanding 5,040,063.11 and 4,588,504.15, respectively)	609,936,071	680,784,082

Total liabilities and members’ equity	$641,732,463	$705,861,961

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss) on investments	$575,558,300	$511,017,682
Accumulated net unrealized profit/(loss) on investments	$34,377,771	$169,766,400

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income from trading:
Equity in earnings of Investees:
Net realized profit/(loss)	$43,741,004	$49,362,879	$119,798,202
Net change in unrealized profit/(loss)	(135,388,629)	38,513,068	(43,777,793)

Net trading profit/(loss)	(91,647,625)	87,875,947	76,020,409
Interest and dividend income	401,342	326,730	476,147
Expenses:
Management fee	8,638,530	8,636,414	9,131,947
Professional fees	1,059,248	632,679	481,551
Interest expense	81,333	283,897	252,759
Other expenses	199,397	255,106	60,654

Total expenses	9,978,508	9,808,096	9,926,911

Net investment income/(loss)	(9,577,166)	(9,481,366)	(9,450,764)

Net income/(loss)	(101,224,791)	78,394,581	66,569,645
Less: Incentive allocation to the Managing Member	14,474	3,919,729	3,328,482

Net income/(loss) available for pro-rata allocation to members	$(101,239,265)	$74,474,852	$63,241,163

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2005	$—	6,507,125.18	$774,598,883	$774,598,883
Subscriptions	—	418,830.00	41,883,000	41,883,000
Redemptions	(3,328,482)	(1,650,633.46)	(217,648,572)	(220,977,054)
Share class conversion	—	(347,082.19)	—	—
Allocations of net income/(loss):
Incentive allocation	3,328,482	—	—	3,328,482
Pro-rata allocation	—	—	63,241,163	63,241,163

Member’s equity at December 31, 2006	—	4,928,239.53	662,074,474	662,074,474

Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Member’s equity at December 31, 2007	—	4,588,504.15	680,784,082	680,784,082

Subscriptions	—	1,242,512.66	124,251,266	124,251,266
Redemptions	(14,474)	(655,466.41)	(93,860,012)	(93,874,486)
Share Class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(101,239,265)	(101,239,265)

Member’s equity at December 31, 2008	$—	5,040,063.11	$609,936,071	$609,936,071

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net income/(loss)	$(101,224,791)	$78,394,581	$66,569,645
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in Investees	(151,000,000)	(100,310,000)	(92,900,000)
Proceeds from sales of investments in Investees	147,000,000	172,000,000	607,000,001
Net realized profit/(loss) from investments in Investees	(43,741,004)	(49,362,879)	(119,798,202)
Net change in unrealized profit/(loss) of investments in Investees	135,388,629	(38,513,068)	43,777,793
Increase/(decrease) in operating liabilities
Due to managing member	(164,006)	766,233	(905,688)
Accrued expenses and other liabilities	607,771	(87,314)	(314,540)

Net cash from operating activities	(13,133,401)	62,887,553	503,429,009

Cash flows from financing activities
Subscriptions	124,251,266	43,080,500	41,883,000
Redemptions	(87,599,738)	(103,758,527)	(544,799,451)
Proceeds from loan	—	20,283,897	79,732,020
Repayments of loan	—	(20,292,600)	(79,726,540)

Net cash from financing activities	36,651,528	(60,686,730)	(502,910,971)

Net change in cash and cash equivalents	23,518,127	2,200,823	518,038
Cash and cash equivalents at beginning of year	3,425,673	1,224,850	706,812

Cash and cash equivalents at end of year	$26,943,800	$3,425,673	$1,224,850

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$81,333	$292,600	$247,279

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1 –	Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors (the “Investment Sectors”) through investments in Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and, as of July 1, 2007, Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investees”). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended.

Note 2 –	Significant accounting policies

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under SFAS No. 157 are described in “Note 3 — Investments”.

Consolidation

During the years ended December 31, 2008 and 2007, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2008 and December 31, 2007:

	December 31, 2008
			% owned		Adjusted	Adjusted%
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$182,311,620	$531,609,976	34.29%		$597,755,510	30.50%
GFS	212,189,214	700,610,709	30.29%		771,532,813	27.50%
GRV	59,060,101	180,740,040	32.68%		231,754,831	25.48%
GTT	119,121,670	207,502,123	57.41%		256,655,918	46.41%
HFPO	42,106,058	30,841,896	136.52	%(3)	105,841,896	39.78%

Total	$614,788,663

	December 31, 2007
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$225,759,808	$766,588,143	29.45%	$843,755,327	26.76%
GFS	257,594,595	972,766,382	26.48%	1,060,284,572	24.29%
GRV	84,319,166	252,699,023	33.37%	319,010,784	26.43%
GTT	97,949,282	204,678,528	47.86%	239,742,530	40.86%
HFPO	36,813,437	93,157,724	39.52%	93,157,724	39.52%

Total	$702,436,288

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding redemptions payable at December 31, 2008 and December 31, 2007, respectively.

(3)	The fair value of the Company’s investment in the Investee exceeded 100% of the Investee’s members’ equity because members’ equity reflected certain accrued liabilities of the Investee, including fees and expenses and, in addition, also reflected redemptions payable at December 31, 2008. On January 1, 2009, the Company partially redeemed from HFPO, reducing the percentage owned by the Company to 39.25% based on the December 31, 2008 HFPO’s equity.

Equity in earnings of Investees

Equity in earnings of Investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3—Investments” for further information.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase, which are not held for resale, to be cash equivalents. Cash equivalents, consisting of time deposits and investments in money market funds, are held at financial institutions to which the Company is exposed to credit risk. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Money market funds are valued at net asset value.

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member’s capital account bears to the total balance of all members’ capital accounts. The Managing Member earns an annual incentive allocation equal to 5.0% of any new net appreciation in the NAV of each series. Any net depreciation in the NAV of a series for a fiscal year must be recouped prior to the Managing Member earning an incentive allocation in future years.

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar month or at the sole discretion of the Managing Member. Redemptions from the Company can be made at the end of each quarter after a twelve-month holding period or at such other times as determined in the sole discretion of the Managing Member, as provided for in the Company’s limited liability company agreement.

Income taxes

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company’s taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax positions for the open tax years and has determined that the implementation of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB.

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

Note 3 –	Investments

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors or with certain Advisors within the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in Investees are subject to terms and conditions of the respective Investee’s operating agreements. The investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing NAV information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees in the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specific identification cost method.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

Performance of the Company in any period is dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investees of their assets with the various Advisors and the performance of each of those Advisors. In the normal course of business, the Advisors of the Investees may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which includes, but are not limited to securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has accessed factors including, but not limited to, Advisors’ compliance with FAS 157, price transparency and valuation procedures in place, subscription and redemption activity, and existence or absence of certain redemption restrictions. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company’s Equity in earnings of Investees for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Investee	Liquidity	2008	2007	2006

GELS	(1)	$(37,448,188)	$26,022,295	$27,640,603
GFS	(2)	(49,405,381)	45,144,727	33,856,614
GRV	(3)	(6,259,065)	4,339,169	8,751,105
GTT	(4)	3,172,388	14,366,319	5,772,087
HFPO	(5)	(1,707,379)	(1,996,563)	—

Total		$(91,647,625)	$87,875,947	$76,020,409

(1)	Effective January 1, 2008, redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 45 days’ notice, or at the sole discretion of the Managing Member.

(2)	Effective January 1, 2008, redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with 91 days’ notice, or at the sole discretion of the Managing Member. Prior to January 1, 2008, redemptions could be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice or at the sole discretion of the Managing Member.

The investment objective of each Investee is as follows:

Goldman Sachs Global Equity Long/Short, LLC

GELS seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, by allocating assets to Advisors that invest primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor’s assessment of fundamental value compared to market price, although Advisors employ a wide range of styles.

Goldman Sachs Global Fundamental Strategies, LLC

GFS seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include merger arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

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

Management fees and incentive allocations/fees

Information regarding the actual management fees and incentive allocations/fees charged to the Investees by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fees and incentive allocations/fee rates at the Investee level for the years ended December 31, 2008, 2007 and 2006. The weighted average is based on the period-end fair values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	2008		2007		2006
	Management	Incentive	Management	Incentive	Management	Incentive
Investee	fees	allocations/fees	fees	allocations/fees	fees	allocations/fees

GELS	1.63%	19.77%	1.49%	20.22%	1.60%	19.91%
GFS	1.72%	17.78%	1.51%	19.77%	1.51%	19.91%
GRV	1.64%	17.83%	1.51%	20.91%	1.64%	20.98%
GTT	2.26%	22.28%	2.09%	22.70%	2.11%	21.71%
HFPO	2.35%	23.49%	1.56%	20.18%	n/a	n/a

The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at December 31, 2008 and December 31, 2007:

	December 31,
Investee	2008	2007

GELS	$173,053,312	$168,574,601
GFS	195,942,328	171,521,192
GRV	62,102,941	76,051,896
GTT	103,502,311	77,712,199
HFPO	45,810,000	38,810,000

	$580,410,892	$532,669,888

Fair value hierarchy

In September 2006, FASB released SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption activity and the existence or absence of certain restrictions. The table below sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Investments in affiliated Investees	$—	$614,788,663	$—	$614,788,663

Total	$—	$614,788,663	$—	$614,788,663

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee to SEI Global Services, Inc. (“SEI”) which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20% during the years ended December 31, 2008 and 2007. During the year ended December 31, 2006, the Company paid a monthly administration fee to SEI in the range of 0.06% to 0.09%. The administration fee is charged at the Investee level and is included in Equity in earnings of Investees in the Statement of Operations. For the years ended December 31, 2008, 2007 and 2006, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $337,223, $324,928 and $511,676, respectively.

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

Note 5 –	Risk Management

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

Market Risk

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as Managing Member of the Company and the Investees, monitors the Company’s exposure to market risk through various analytical techniques. The Company’s maximum risk of loss is limited to the Company’s investment in the Investees. The Investees’ maximum risk of loss is limited to the Investees’ investment in the underlying investment vehicles managed by the Advisors.

Valuations received from, or on behalf of, the Advisors may be estimates and such values generally will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions. Such estimates provided by, or on behalf of, the Advisors may be subject to subsequent revisions which may not be restated for the purposes of the Investees’ final month-end NAV.

Credit Risk

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

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company provides for the subscription and redemption of units and it is therefore exposed to the liquidity risk of meeting member redemptions.

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis as detailed in “Note 3— Investments”. As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements, or to respond to specific events such as deterioration in the creditworthiness of any particular Investee.

To mitigate some of the liquidity risks described above, the Company currently maintains a committed credit facility with a financial institution which may be used to meet member redemptions. See “Note 7—Borrowing facility” for further information. Additionally, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

During 2008, certain of the investments held by the Investees may have had liquidity exposure related to the bankruptcy of Lehman Brothers Holdings, Inc. and its subsidiaries (“Lehman”). The exposure is based on estimates of the recovery value of the various assets and liabilities of the Advisors’ held at Lehman and/or amounts owed to such Advisors by Lehman. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could be different than such estimates. Based on the information received the gross indirect exposure to Lehman did not materially affect the Company’s net assets.

Certain of the investments held by the Investees are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may, at their discretion, transfer a portion of the Investees’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes. These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investees may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2008, approximately 10% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

Note 6 –	Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at December 31, 2008 and December 31, 2007.

Included in the Redemptions payable on the Balance Sheet at December 31, 2008 and December 31, 2007 were redemptions due to the Managing Member of $0 and $3,885,293, respectively.

For the period from July 1, 2008 to December 31, 2008, the Company earned dividends of $209,486 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At December 31, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund in the amount of $26,924,486.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. GS & Co. charges fees at prevailing market rates.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at December 31, 2008, 2007 and 2006.

Note 7 –	Borrowing facility

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at December 31, 2008 or December 31, 2007. Included in Due to bank on the Balance Sheet are amounts owed for commitment fees.

Note 8 –	Members’ equity

At December 31, 2008 and December 31, 2007, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units and effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Units	Amount	Units	Amount	Units	Amount

Share Class
Conversion
Class A
Series 1	295,317.71	$45,148,615	319,714.29	$43,832,922	1,747,528.47	$219,744,215
Series 9	—	—	—	—	(210,475.70)	(22,009,240)
Series 10	—	—	—	—	(494,654.82)	(52,022,308)
Series 11	—	—	—	—	(303,250.00)	(31,573,596)
Series 12	—	—	—	—	(263,000.00)	(27,533,177)
Series 13	—	—	—	—	(279,367.65)	(29,690,733)
Series 14	—	—	—	—	(276,499.99)	(29,272,927)
Series 15	—	—	—	—	(128,500.00)	(13,455,578)
Series 16	—	—	—	—	(52,500.00)	(5,421,351)
Series 17	—	—	—	—	(10,000.00)	(1,023,103)
Series 18	—	—	—	—	(51,262.50)	(5,179,803)
Series 19	—	—	—	—	(12,000.00)	(1,233,270)
Series 20	—	—	—	—	(13,100.00)	(1,329,129)
Series 21	—	—	(20,000.00)	(2,180,597)	—	—
Series 22	—	—	(126,060.00)	(13,362,621)	—	—
Series 23	—	—	(17,500.00)	(1,846,363)	—	—
Series 24	—	—	(16,500.00)	(1,713,051)	—	—
Series 25	—	—	(26,000.00)	(2,660,197)	—	—
Series 26	—	—	(5,000.00)	(521,404)	—	—
Series 27	—	—	(19,000.00)	(1,990,075)	—	—
Series 28	—	—	(79,750.00)	(8,361,171)	—	—
Series 29	—	—	(20,000.00)	(2,081,244)	—	—
Series 30	—	—	(6,020.00)	(630,689)	—	—
Series 31	—	—	(39,000.00)	(4,025,172)	—	—
Series 32	—	—	(44,000.00)	(4,460,338)	—	—
Series 33	(10,000.00)	(1,115,107)	—	—	—	—
Series 34	(10,010.00)	(1,098,794)	—	—	—	—
Series 35	(27,595.00)	(3,005,067)	—	—	—	—
Series 36	(37,000.00)	(3,993,991)	—	—	—	—
Series 37	(34,000.00)	(3,611,289)	—	—	—	—
Series 38	(38,700.00)	(4,022,981)	—	—	—	—
Series 39	(31,750.00)	(3,283,841)	—	—	—	—
Series 40	(51,000.00)	(5,280,566)	—	—	—	—
Series 41	(75,000.00)	(7,918,349)	—	—	—	—
Series 42	(54,000.00)	(5,608,852)	—	—	—	—
Series 43	(27,750.00)	(2,785,064)	—	—	—	—
Series 44	(34,000.00)	(3,424,714)	—	—	—	—

	(135,487.29)	$—	(99,115.71)	$—	(347,082.19)	$—

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Units	Amount	Units	Amount	Units	Amount

Subscriptions Class A
Series 21	—	$—	—	$—	20,000.00	$2,000,000
Series 22	—	—	—	—	126,060.00	12,606,000
Series 23	—	—	—	—	17,500.00	1,750,000
Series 24	—	—	—	—	16,500.00	1,650,000
Series 25	—	—	—	—	26,000.00	2,600,000
Series 26	—	—	—	—	5,000.00	500,000
Series 27	—	—	—	—	19,000.00	1,900,000
Series 28	—	—	—	—	79,750.00	7,975,000
Series 29	—	—	—	—	20,000.00	2,000,000
Series 30	—	—	—	—	6,020.00	602,000
Series 31	—	—	—	—	39,000.00	3,900,000
Series 32	—	—	—	—	44,000.00	4,400,000
Series 33	—	—	10,000.00	1,000,000	—	—
Series 34	—	—	10,010.00	1,001,000	—	—
Series 35	—	—	27,595.00	2,759,500	—	—
Series 36	—	—	37,000.00	3,700,000	—	—
Series 37	—	—	34,000.00	3,400,000	—	—
Series 38	—	—	38,700.00	3,870,000	—	—
Series 39	—	—	31,750.00	3,175,000	—	—
Series 40	—	—	51,000.00	5,100,000	—	—
Series 41	—	—	75,000.00	7,500,000	—	—
Series 42	—	—	54,000.00	5,400,000	—	—
Series 43	—	—	27,750.00	2,775,000	—	—
Series 44	—	—	34,000.00	3,400,000	—	—
Series 45	77,622.13	7,762,213	—	—	—	—
Series 46	149,310.53	14,931,053	—	—	—	—
Series 47	72,250.00	7,225,000	—	—	—	—
Series 48	126,500.00	12,650,000	—	—	—	—
Series 49	145,800.00	14,580,000	—	—	—	—
Series 50	222,080.00	22,208,000	—	—	—	—
Series 51	126,300.00	12,630,000	—	—	—	—
Series 52	108,750.00	10,875,000	—	—	—	—
Series 53	89,550.00	8,955,000	—	—	—	—
Series 54	81,850.00	8,185,000	—	—	—	—
Series 55	22,500.00	2,250,000	—	—	—	—
Series 56	20,000.00	2,000,000	—	—	—	—

Total	1,242,512.66	$124,251,266	430,805.00	$43,080,500	418,830.00	$41,883,000

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Units	Amount	Units	Amount	Units	Amount

Redemptions Class A
Series 1	649,166.41	$93,316,375	671,424.67	$98,845,744	1,650,633.46	$217,648,572
Series 45	6,300.00	543,637	—	—	—	—

	655,466.41	$93,860,012	671,424.67	$98,845,744	1,650,633.46	$217,648,572

At December 31, 2008, 2007 and 2006, members’ equity consisted of the following:

	December 31, 2008		December 31, 2007		December 31, 2006
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Non-managing members Class A
Series 1	3,803,850.45	$501,818,748	4,157,699.15	$635,635,467	4,509,409.53	$618,241,552
Series 21	—	—	—	—	20,000.00	2,180,597
Series 22	—	—	—	—	126,060.00	13,362,621
Series 23	—	—	—	—	17,500.00	1,846,363
Series 24	—	—	—	—	16,500.00	1,713,051
Series 25	—	—	—	—	26,000.00	2,660,197
Series 26	—	—	—	—	5,000.00	521,404
Series 27	—	—	—	—	19,000.00	1,990,075
Series 28	—	—	—	—	79,750.00	8,361,171
Series 29	—	—	—	—	20,000.00	2,081,244
Series 30	—	—	—	—	6,020.00	630,689
Series 31	—	—	—	—	39,000.00	4,025,172
Series 32	—	—	—	—	44,000.00	4,460,338
Series 33	—	—	10,000.00	1,115,107	—	—
Series 34	—	—	10,010.00	1,098,794	—	—
Series 35	—	—	27,595.00	3,005,067	—	—
Series 36	—	—	37,000.00	3,993,991	—	—
Series 37	—	—	34,000.00	3,611,289	—	—
Series 38	—	—	38,700.00	4,022,981	—	—
Series 39	—	—	31,750.00	3,283,841	—	—
Series 40	—	—	51,000.00	5,280,566	—	—
Series 41	—	—	75,000.00	7,918,349	—	—
Series 42	—	—	54,000.00	5,608,852	—	—
Series 43	—	—	27,750.00	2,785,064	—	—
Series 44	—	—	34,000.00	3,424,714	—	—
Series 45	71,322.13	6,154,499	—	—	—	—
Series 46	149,310.53	13,110,185	—	—	—	—
Series 47	72,250.00	6,213,647	—	—	—	—
Series 48	126,500.00	11,074,495	—	—	—	—
Series 49	145,800.00	12,644,862	—	—	—	—
Series 50	222,080.00	18,911,135	—	—	—	—
Series 51	126,300.00	10,748,705	—	—	—	—
Series 52	108,750.00	9,506,109	—	—	—	—
Series 53	89,550.00	7,930,768	—	—	—	—
Series 54	81,850.00	7,654,640	—	—	—	—

	December 31, 2008		December 31, 2007		December 31, 2006
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Series 55	22,500.00	$2,187,676	—	$—	—	$—
Series 56	20,000.00	1,980,602	—	—	—	—

Subtotal	5,040,063.11	$609,936,071	4,588,504.15	$680,784,082	4,928,239.53	$662,074,474

Managing member		—		—		—

Total members’ equity		$609,936,071		$680,784,082		$662,074,474

	December 31, 2008	December 31, 2007	December 31, 2006
	NAV per unit	NAV per unit	NAV per unit

Non-managing members Class A
Series 1	131.92	152.88	137.10
Series 21	—	—	109.03
Series 22	—	—	106.00
Series 23	—	—	105.51
Series 24	—	—	103.82
Series 25	—	—	102.32
Series 26	—	—	104.28
Series 27	—	—	104.74
Series 28	—	—	104.84
Series 29	—	—	104.06
Series 30	—	—	104.77
Series 31	—	—	103.21
Series 32	—	—	101.37
Series 33	—	111.51	—
Series 34	—	109.77	—
Series 35	—	108.90	—
Series 36	—	107.95	—
Series 37	—	106.21	—
Series 38	—	103.95	—
Series 39	—	103.43	—
Series 40	—	103.54	—
Series 41	—	105.58	—
Series 42	—	103.87	—
Series 43	—	100.36	—
Series 44	—	100.73	—
Series 45	86.29	—	—
Series 46	87.80	—	—
Series 47	86.00	—	—
Series 48	87.55	—	—
Series 49	86.73	—	—
Series 50	85.15	—	—
Series 51	85.10	—	—
Series 52	87.41	—	—
Series 53	88.56	—	—

	December 31, 2008	December 31, 2007	December 31, 2006
	NAV per unit	NAV per unit	NAV per unit

Series 54	93.52	—	—
Series 55	97.23	—	—
Series 56	99.03	—	—

Note 9 –	Financial Highlights

Financial highlights for the Company for the years ended December 31, 2008, 2007 and 2006 are as follows:

		2007	2006
	2008	Class A	Class A
	Class A Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$152.88	$137.10	$125.75
Income from operations:
Net trading profit/(loss)	(18.92)	18.63	13.67
Net investment income/(loss)(1)(2)	(2.04)	(2.85)	(2.32)

Total income/(loss) from operations	(20.96)	15.78	11.35

Net asset value, end of period	$131.92	$152.88	$137.10

Ratios to average net assets(3)
Expenses	1.44%	1.42%	1.36%
Incentive allocation	0.00%	0.57%	0.46%

Total expenses and incentive allocation	1.44%	1.99%	1.82%

Net investment income/(loss)(2)	(1.39)%	(1.95)%	(1.76)%

Total return (prior to incentive allocation)(4)	(13.71)%	12.12%	9.51%
Incentive allocation(4)	0.00%	(0.61)%	(0.48)%

Total return(4)	(13.71)%	11.51%	9.03%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Note 10 –	Subsequent Events

The investment manager of GFS recently created a Delaware statutory trust (the “Trust”) for the benefit of its investors, including the Company. On or around March 31, 2009, GFS expects to transfer to the Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments.

Pending the formal transfer of certain of these assets, GFS expects to transfer to the Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, will be issued its pro-rata share of the Trust interests based on its ownership in GFS as of the transfer date. Distributions from the Trust in respect of the Trust interests will be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of the Trust interests as of the transfer date is expected to be an amount equal to approximately 5% of the Company’s net assets. Such amount of the Company’s pro-rata share of the Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at December 31, 2008.