Form 10-Q
period 2009-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2009-05-15
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The Registrant had 4,768,484.66 Units of Limited Liability Company Interests outstanding as of May 15, 2009.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2009 and December 31, 2008

	(Unaudited)			(Audited)
	March 31, 2009			December 31, 2008
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee(7)	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC(6)	$174,705,153	30.58%	28.05%	$182,311,620	29.89%	28.53%
Goldman Sachs Global Fundamental Strategies, LLC(6)	151,145,984	26.46%	24.26%	212,189,214	34.79%	33.21%
Goldman Sachs Global Fundamental Strategies Asset Trust(6)	47,730,311	8.35%	7.66%	—	—	—
Goldman Sachs Global Relative Value, LLC(6)	49,446,056	8.66%	7.94%	59,060,101	9.68%	9.24%
Goldman Sachs Global Tactical Trading, LLC(6)	118,253,193	20.70%	18.98%	119,121,670	19.53%	18.65%
Goldman Sachs HFP Opportunistic Fund, LLC(6)	19,248,265	3.37%	3.09%	42,106,058	6.91%	6.59%

Total investments (cost $525,234,658 and $580,410,892, respectively)	$560,528,962	98.12%	89.98%	$614,788,663	100.80%	96.22%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at March 31, 2009 and December 31, 2008.

	March 31, 2009 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee	investment	Strategy	fair value	equity(1)	equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(3)	Multi- Strategy	$11,623,676	2.03%	1.87%
	Eton Park RE LDC(4)	Multi- Strategy	37,192	0.01%	0.01%
Goldman Sachs Global Fundamental Strategies Asset Trust	Eton Park Fund, L.P.(3)	Multi- Strategy	17,435,513	3.05%	2.80%
	Eton Park RE LDC(4)	Multi- Strategy	55,788	0.01%	0.01%

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments (continued)

March 31, 2009 and December 31, 2008

	December 31, 2008 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee	investment	Strategy	fair value	equity(1)	equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(3)	Multi- Strategy	$34,543,108	5.66%	5.41%
	Eton Park RE LDC(4)	Multi- Strategy	23,832	0.00%	0.00%
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(5),(6)	Managed Futures	33,660,348	5.52%	5.27%

(1)	Members’ equity used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $51,670,155 at March 31, 2009 and Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	For the liquid portion of the investment, the liquidity term is as follows: 1/3 after a 3.5 year holding period, 1/3 after a 4.5 year holding period, 1/3 after a 5.5 year holding period.

(4)	For the liquid portion of the investment, the liquidity term is annually after a 2 year holding period.

(5)	The liquidity term is at the sole discretion of the Managing Member.

(6)	Affiliated with the Company.

(7)	Refer to Note 3 to the financial statements for liquidity provisions.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008

ASSETS
Assets:
Investments in Investees, at fair value (cost $525,234,658 and $580,410,892, respectively)	$560,528,962	$614,788,663
Cash and cash equivalents	65,142,831	26,943,800

Total assets	$625,671,793	$641,732,463

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$51,670,155	$28,982,893
Due to managing member	1,941,772	2,017,653
Interest payable	6,889	6,889
Accrued expenses and other liabilities	810,652	788,957

Total liabilities	54,429,468	31,796,392
Members’ equity (units outstanding 4,729,571.67 and 5,040,063.11, respectively)	571,242,325	609,936,071

Total liabilities and members’ equity	$625,671,793	$641,732,463

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss) on investments	$535,948,021	$575,558,300
Accumulated net unrealized profit/(loss) on investments	35,294,304	34,377,771

Total members’ equity	$571,242,325	$609,936,071

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2009 and March 31, 2008

	2009	2008

Income from trading:
Equity in earnings of Investees:
Net realized profit/(loss)	$8,403,003	$11,730,421
Net change in unrealized profit/(loss)	(2,262,704)	(19,372,618)

Net trading profit/(loss)	6,140,299	(7,642,197)
Interest and dividend income	80,359	92,722
Expenses:
Management fee	1,941,772	2,172,623
Professional fees	245,427	165,486
Interest expense	20,000	20,222
Miscellaneous expenses	37,050	36,816

Total expenses	2,244,249	2,395,147

Net investment income/(loss)	(2,163,890)	(2,302,425)

Net income/(loss)	3,976,409	(9,944,622)
Less: Incentive allocation to the Managing Member	814	2,212

Net income/(loss) available for pro-rata allocation to members	$3,975,595	$(9,946,834)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2009 (Unaudited)
and the year ended December 31, 2008 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2007	$—	4,588,504.15	$680,784,082	$680,784,082
Subscriptions	—	1,242,512.66	124,251,266	124,251,266
Redemptions	(14,474)	(655,466.41)	(93,860,012)	(93,874,486)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(101,239,265)	(101,239,265)

Member’s equity at December 31, 2008	—	5,040,063.11	609,936,071	609,936,071
Subscriptions	—	90,000.00	9,000,000	9,000,000
Redemptions	—	(400,491.44)	(51,670,155)	(51,670,155)
Allocations of net income/(loss):
Incentive allocation	814	—	—	814
Pro-rata allocation	—	—	3,975,595	3,975,595

Member’s equity at March 31, 2009	$814	4,729,571.67	$571,241,511	$571,242,325

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the three months ended March 31, 2009 and March 31, 2008

	2009	2008

Cash flows from operating activities
Net income/(loss)	$3,976,409	$(9,944,622)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in Investees	(12,600,000)	(37,000,000)
Proceeds from sales of investments in Investees	73,000,000	43,000,000
Net realized (profit)/loss from investments in Investees	(8,403,003)	(11,730,421)
Net change in unrealized (profit)/loss of investments in Investees	2,262,704	19,372,618
Increase/(decrease) in operating liabilities:
Due to managing member	(75,881)	(9,036)
Accrued expenses and other liabilities	21,695	55,086

Net cash from operating activities	58,181,924	3,743,625

Cash flows from financing activities
Subscriptions	9,000,000	29,918,266
Redemptions	(28,982,893)	(22,708,145)

Net cash from financing activities	(19,982,893)	7,210,121

Net change in cash and cash equivalents	38,199,031	10,953,746
Cash and cash equivalents at beginning of period	26,943,800	3,425,673

Cash and cash equivalents at end of period	$65,142,831	$14,379,419

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$20,000	$20,222

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Fundamental Strategies Asset Trust (Refer to Note 3)	$47,730,311	$—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

Note 1 – Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investment Funds”) and Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust” and, together with the Investment Funds, the “Investees”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

Fair value

The Company is an investment company for financial reporting purposes and accordingly carries its financial assets and liabilities at fair value. Net asset value (“NAV”) per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding. The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximates the carrying amounts presented in the Balance Sheet.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under SFAS No. 157 are described in “Note 3 — Investments.”

Consolidation

During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority-owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 2 – Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the Investees at March 31, 2009 and December 31, 2008:

	March 31, 2009 (Unaudited)
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$174,705,153	$462,326,734	37.79%		$538,902,181	32.42%
GFS	151,145,984	406,452,822	37.19%		537,875,211	28.10%
GFS Trust	47,730,311	169,855,330	28.10%		169,855,330	28.10%
GRV	49,446,056	112,129,425	44.10%		182,129,425	27.15%
GTT	118,253,193	210,754,210	56.11%		217,004,496	54.49%
HFPO	19,248,265	43,686,625	44.06%		43,686,625	44.06%

Total	$560,528,962

	December 31, 2008 (Audited)
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$182,311,620	$531,609,976	34.29%		$597,755,510	30.50%
GFS	212,189,214	700,610,709	30.29%		771,532,813	27.50%
GRV	59,060,101	180,740,040	32.68%		231,754,831	25.48%
GTT	119,121,670	207,502,123	57.41%		256,655,918	46.41%
HFPO	42,106,058	30,841,896	136.52	%(3)	105,841,896	39.78%

Total	$614,788,663

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at March 31, 2009 and December 31, 2008, respectively.

(3)	The fair value of the Company’s investment in the Investee exceeded 100% of the Investee’s members’ equity because members’ equity reflected certain accrued liabilities of the Investee, including fees and expenses, and, in addition, also reflected redemptions payable at December 31, 2008. On January 1, 2009, the Company partially redeemed from HFPO, reducing the percentage owned by the Company to 39.25% based on the December 31, 2008 HFPO’s equity.

Equity in earnings of investees

Equity in earnings of Investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3 — Investments” for further information.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 2 – Significant accounting policies (continued)

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase, which are not held for resale, to be cash equivalents. Cash equivalents, consisting of investments in money market funds, are held at financial institutions to which the Company is exposed to credit risk. Money market funds are valued at net asset value.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax positions for the open tax years and has determined that the implementation of FIN 48 did not have a material impact on the Company’s financial statements. However, the Managing Member’s determination regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, further implementation guidance expected from the FASB.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 3 – Investments

The Investment Funds seek capital appreciation over time by investing primarily within one of the following Investment Sectors or with certain Advisors within the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in Investees are subject to terms and conditions of the respective Investee’s operating agreements. The investments are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual Investee net of each Advisor’s management and incentive fees. These fees are included in Equity in earnings of investees in the Statement of Operations. Realized gains/(losses) on the sale of investments in Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investment Funds. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

Performance of the Company in any period is dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors, the performance of each of those Advisors and the interests held by the GFS Trust. In the normal course of business, the Advisors may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has accessed factors including, but not limited to, Advisors’ compliance with FAS 157, price transparency and valuation procedures in place, subscription and redemption activity, and existence or absence of certain redemption restrictions. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 3 – Investments (continued)

The following table summarizes the Company’s Equity in earnings of Investees for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
Investee	Liquidity	2009	2008

GELS	(1)	$2,393,533	$(8,911,932)
GFS	(2)	1,687,081	(5,714,402)
GFS Trust	(3)	—	—
GRV	(4)	385,955	1,141,171
GTT	(5)	1,131,523	7,562,718
HFPO	(2)	542,207	(1,719,752)

Total		$6,140,299	$(7,642,197)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust commenced operations on March 31, 2009. GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds from Advisor Funds.

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 3 – Investments (continued)

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of the transfer date was an amount equal to approximately 8% of the Company’s net assets. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at March 31, 2009.

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

Goldman Sachs HFP Opportunistic Fund, LLC

HFPO’s investment objective is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor that is not currently represented in any of the other Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 3 – Investments (continued)

Management fees and incentive allocations/fees

Information regarding the actual management fees and incentive allocations/fees charged to the Investees by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors’ management fees and incentive allocations/fee rates at the Investee level for the three months ended March 31, 2009 and March 31, 2008. The weighted average is based on the period-end fair values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	March 31, 2009		March 31, 2008
	Management	Incentive	Management	Incentive
Investee	fees	allocations/fees	fees	allocations/fees

GELS	1.64%	19.74%	1.54%	20.28%
GFS	1.74%	19.64%	1.57%	19.78%
GFS Trust	—	—	—	—
GRV	1.55%	18.04%	1.56%	20.36%
GTT	2.26%	22.20%	2.12%	22.61%
HFPO	2.28%	22.76%	1.95%	21.64%

The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at March 31, 2009 and December 31, 2008:

Investee	March 31, 2009	December 31, 2008

GELS	$164,942,644	$173,053,312
GFS	141,078,399	195,942,328
GFS Trust	44,551,074	—
GRV	52,380,593	62,102,941
GTT	103,558,161	103,502,311
HFPO	18,723,787	45,810,000

Total	$525,234,658	$580,410,892

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
March 31, 2009

Note 3 – Investments (continued)

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption activity and the existence or absence of certain restrictions. The tables below set forth information about the level within the fair value hierarchy at which the Company’s investments are measured at March 31, 2009 and December 31, 2008:

	March 31, 2009 (unaudited)
	Level 1	Level 2	Level 3	Total

Investments in affiliated Investees	$—	$512,798,651	$47,730,311	$560,528,962

Total	$—	$512,798,651	$47,730,311	$560,528,962

	December 31, 2008 (audited)
	Level 1	Level 2	Level 3	Total

Investments in affiliated Investees	$—	$614,788,633	$—	$614,788,663

Total	$—	$614,788,633	$—	$614,788,633

The following is a reconciliation of Level 3 investments for the quarter ended March 31, 2009:

Investments in
affiliated investees
	(Level 3)	Total

Balance as at January 1, 2009	$—	$—
Net realized gain/(loss) from investments	—	—
Net change in unrealized gain/(loss) on investments	—	—
Net purchase/(sales)	47,730,311	47,730,311
Net Level 3 transfers in/(out)	—	—

Balance as at March 31, 2009	$47,730,311	$47,730,311

Note 4 – Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee to SEI which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of Investees in the Statement of Operations. For the three months ended March 31, 2009 and March 31, 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $72,092 and $84,302, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 5 – Risk management

In the ordinary course of business, GS HFS, in its capacity as managing member of the Company and the Investment Funds, attempts to manage a variety of risks, including market, credit, operational and liquidity risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. GS HFS monitors risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as managing member of the Company and the Investment Funds, monitors the Company’s exposure to market risk through various analytical techniques. The Company’s maximum risk of loss is limited to the Company’s investment in the Investees. The Investment Funds’ maximum risk of loss is limited to the Investees’ investment in the underlying investment vehicles managed by the Advisors. GFS Trust’s maximum risk of loss is limited to the assets transferred to GFS Trust.

Valuations received from, or on behalf of, the Advisors may be estimates and such values generally will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions. Such estimates provided by, or on behalf of, the Advisors may be subject to subsequent revisions which may not be restated for the purposes of the Investees’ final month-end NAV.

Credit risk

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract. GS HFS, in its capacity as Managing Member of the Investment Funds, has formal credit-review policies to monitor the Company’s counterparty risk.

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investment Funds. However, the Company’s investments in the Investment Funds may only be redeemed on a limited basis and GFS Trust does not provide investors with a voluntary redemption right as detailed in “Note 3 — Investments.” As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements, or to respond to specific events such as deterioration in the creditworthiness of any particular the Investment Funds.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 5 – Risk management (continued)

To mitigate some of the liquidity risks described above, the Company currently maintains a committed credit facility with a financial institution which may be used to meet member redemptions. See “Note 7 — Borrowing facility” for further information. Additionally, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

Certain of the investments held by the Investees may have liquidity exposure related to the bankruptcy of Lehman Brothers Holdings, Inc. and its subsidiaries (“Lehman”). The exposure is based on estimates of the recovery value of the various assets and liabilities of the Advisors’ held at Lehman and/or amounts owed to such Advisors by Lehman. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could be different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets.

Certain of the investments held by the Investees are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may, at their discretion, transfer a portion of the Investees’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investees may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of March 31, 2009 and December 31, 2008, approximately 12% and 10%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

Note 6 – Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at March 31, 2009 and December 31, 2008.

For the period from January 1, 2009 to March 31, 2009, the Company earned dividends of $80,359 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At March 31, 2009 and December 31, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund in the amount of $65,111,845 and $29,924,486, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisors.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at March 31, 2009 and December 31, 2008. Employees of GS & Co. owned approximately 3% of the Company’s equity at March 31, 2009 and December 31, 2008.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 7 – Borrowing facility

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at March 31, 2009 or December 31, 2008. Included in Interest payable on the Balance Sheet are amounts owed for interest and commitment fees.

Note 8 – Members’ equity

At March 31, 2009 and December 31, 2008, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the three months ended March 31, 2009 and the year ended December 31, 2008 are as follows:

	Three Months Ended		Year Ended
	March 31, 2009		December 31, 2008
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	—	$—	295,317.71	$45,148,615
Series 33	—	—	(10,000.00)	(1,115,107)
Series 34	—	—	(10,010.00)	(1,098,794)
Series 35	—	—	(27,595.00)	(3,005,067)
Series 36	—	—	(37,000.00)	(3,993,991)
Series 37	—	—	(34,000.00)	(3,611,289)
Series 38	—	—	(38,700.00)	(4,022,981)
Series 39	—	—	(31,750.00)	(3,283,841)
Series 40	—	—	(51,000.00)	(5,280,566)
Series 41	—	—	(75,000.00)	(7,918,349)
Series 42	—	—	(54,000.00)	(5,608,852)
Series 43	—	—	(27,750.00)	(2,785,064)
Series 44	—	—	(34,000.00)	(3,424,714)

Total	—	$—	(135,487.29)	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 8 – Members’ equity (continued)

	Three Months Ended		Year Ended
	March 31, 2009		December 31, 2008
	Units	Amount	Units	Amount

Subscriptions
Class A
Series 45	—	$—	77,622.13	$7,762,213
Series 46	—	—	149,310.53	14,931,053
Series 47	—	—	72,250.00	7,225,000
Series 48	—	—	126,500.00	12,650,000
Series 49	—	—	145,800.00	14,580,000
Series 50	—	—	222,080.00	22,208,000
Series 51	—	—	126,300.00	12,630,000
Series 52	—	—	108,750.00	10,875,000
Series 53	—	—	89,550.00	8,955,000
Series 54	—	—	81,850.00	8,185,000
Series 55	—	—	22,500.00	2,250,000
Series 56	—	—	20,000.00	2,000,000
Series 57	25,000.00	2,500,000	—	—
Series 58	50,000.00	5,000,000	—	—
Series 59	15,000.00	1,500,000	—	—

Total	90,000.00	$9,000,000	1,242,512.66	$124,251,266

Redemptions
Class A
Series 1	366,991.44	$48,730,107	649,166.41	$93,316,375
Series 45	13,500.00	1,172,520	6,300.00	543,637
Series 46	20,000.00	1,767,528	—	—

Total	400,491.44	$51,670,155	655,466.41	$93,860,012

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 8 – Members’ equity (continued)

At March 31, 2009 and December 31, 2008, members’ equity consisted of the following:

	March 31, 2009			December 31, 2008
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit

Non-managing members
Class A
Series 1	3,436,859.01	$456,355,365	$132.78	3,803,850.45	$501,818,748	$131.92
Series 45	57,822.13	5,022,044	86.85	71,322.13	6,154,499	86.29
Series 46	129,310.53	11,428,000	88.38	149,310.53	13,110,185	87.80
Series 47	72,250.00	6,254,096	86.56	72,250.00	6,213,647	86.00
Series 48	126,500.00	11,146,588	88.12	126,500.00	11,074,495	87.55
Series 49	145,800.00	12,727,177	87.29	145,800.00	12,644,862	86.73
Series 50	222,080.00	19,034,242	85.71	222,080.00	18,911,135	85.15
Series 51	126,300.00	10,818,676	85.66	126,300.00	10,748,705	85.10
Series 52	108,750.00	9,567,991	87.98	108,750.00	9,506,109	87.41
Series 53	89,550.00	7,982,396	89.14	89,550.00	7,930,768	88.56
Series 54	81,850.00	7,704,470	94.13	81,850.00	7,654,640	93.52
Series 55	22,500.00	2,201,917	97.86	22,500.00	2,187,676	97.23
Series 56	20,000.00	1,993,495	99.67	20,000.00	1,980,602	99.03
Series 57	25,000.00	2,515,461	100.62	—	—
Series 58	50,000.00	4,990,026	99.80	—	—
Series 59	15,000.00	1,499,567	99.97	—	—

Subtotal	4,729,571.67	571,241,511		5,040,063.11	609,936,071

Managing member		814			—

Total members’ equity		$571,242,325			$609,936,071

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2009

Note 9 – Financial highlights

Financial highlights for the Company for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	Class A	Class A
	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$131.92	$152.88
Income from operations:
Net trading profit/(loss)	1.32	(1.69)
Net investment income/(loss)(1)(2)	(0.46)	(0.50)

Net income/(loss)	0.86	(2.19)

Net asset value, end of period	$132.78	$150.69

Ratios to average net assets(3)
Expenses	1.47%	1.38%
Incentive allocation	0.00%	0.00%

Total expenses and incentive allocation	1.47%	1.38%

Net investment income/(loss)(2)	(1.41)%	(1.33)%

Total return (prior to incentive allocation)(4)	0.65%	(1.43)%
Incentive allocation(4)	0.00%	0.00%

Total return(4)	0.65%	(1.43)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the average month-end net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the financial statements of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) and the related notes thereto.

The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. GS HFS, a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”).

As of March 31, 2009, the Company had total assets of $625,671,793 compared with total assets of $641,732,463 as of December 31, 2008. Total liabilities of the Company were $54,429,468 as of March 31, 2009 compared with $31,796,392 as of December 31, 2008. Member’s equity of the Company was $571,242,325 as of March 31, 2009 compared with $609,936,071 as of December 31, 2008.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates substantially all of its assets among privately placed investment funds (the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following hedge fund sectors (the “Investment Sectors”): the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust” and, together with the Investment Funds, the “Investees”) and the following five Investment Funds: Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to the Investment Funds, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

The performance described herein is based in part on estimates of the recovery value of the Investment Funds’ various Advisors’ assets held at Lehman Brothers Holdings, Inc. and its subsidiaries (“Lehman”) and/or amounts owed to such Advisors by Lehman. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could be different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s Members’ Equity.

The managing member of GFS recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to the Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “— Liquidity and Capital Resources”.

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

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

The following presents a summary of the operations for the three months ended March 31, 2009 and March 31, 2008 and a general discussion of each Investment Fund’s performance during those periods.

Performance for the Three Months Ended March 31, 2009

The Company’s net trading profit/(loss) for the three months ended March 31, 2009 was $6,140,299 compared to the Company’s net trading profit/loss for the three months ended March 31, 2008 of $(7,642,197).

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. For the first quarter of 2009, global markets experienced very high volatility. After falling nearly 16% during the first two months of the year (as represented by the MSCI World Index hedged to U.S. dollars), global equity markets rallied 6% in March to finish the quarter down 10.4%. Most Advisors entered the year defensively positioned and were able to benefit from the dislocations created in the markets.

During the first quarter of 2009, Advisors in the portfolio were able to take advantage of improved liquidity conditions in the secondary credit markets and in equity markets globally. Advisors largely continued to operate with lower levels of gross and net exposure which allowed them to preserve capital and limit portfolio volatility in the challenging market environment. Advisors with macro views and trading orientations were also able to benefit from the volatility and capture opportunities. Advisors with high net exposure to cyclical sectors underperformed over the period.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each Investee as of March 31, 2009, as well as each Investee’s net return for the three months ended March 31, 2009.

	Portfolio Weight	Portfolio Weight	Three Months Ended
	as a % of	as a % of Adjusted	March 31, 2009
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	30.58%	28.05%	1.39%
GFS	26.46%	24.26%	0.86%
GFS Trust	8.35%	7.66%	—
GRV	8.66%	7.94%	0.79%
GTT	20.70%	18.98%	1.03%
HFPO	3.37%	3.09%	2.96%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $51,670,155 at March 31, 2009.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary. GFS Trust commenced operations on March 31, 2009.

For the three months ended March 31, 2009, the Company’s Class A Series 1 units returned 0.65% net of fees and incentive allocation.

The Investment Funds

Each of the Investment Funds’ performance during the three months ended March 31, 2009 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2009, GELS represented approximately 28% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. GELS returned 1.39% for Class C Series 1 units for the three months ended March 31, 2009.

GELS Advisors ended the first quarter of 2009 in positive territory, outperforming developed market equity indices which generally realized double-digit losses. GELS Advisors largely continued to operate with lower levels of gross and net exposure which helped them preserve capital and limit portfolio volatility in the challenging market environment. Throughout the first quarter of 2009, equity markets experienced a wide dispersion of both intra- and inter-sector performance which benefited GELS Advisors with strong security selection and low levels of net equity exposure as they generated profits from the performance spread between long positions and short positions. Several GELS Advisors were able to take advantage of the weakness in the cyclical, financial, industrial and REIT sectors, generating significant gains through short positions. While most sectors and geographies realized losses during the first quarter of 2009, GELS Advisors were able to selectively generate gains on the long side through special situations equity positions in the technology, telecom, healthcare and consumer sectors, among others. Top performing GELS Advisors also used the market volatility to their advantage by actively trading individual positions and adjusting exposures during market sell-offs and rallies. Underperforming GELS Advisors tended to have the highest levels of net exposure, particularly in the financials, energy and industrials sectors.

GELS Advisors remained cautiously positioned during the first quarter of 2009. Advisors selectively added to market exposure with a focus on liquidity. GELS Advisors began to increase portfolio risk in March as market sentiment improved and additional details were revealed about the U.S. government’s economic policy response. However, gross and net exposure levels were well below historical averages given the elevated levels of market volatility. Long holdings continue to be weighted towards high-quality businesses in defensive industries such as healthcare, education, payment processing, consumer staples and technology. Long holdings were concentrated in developed markets (particularly the U.S. and Europe) and GELS Advisors had very limited exposure to emerging markets. Despite the steep drop in equity prices over the past year, GELS Advisors found a number of attractive short opportunities. Short opportunities included cyclical industries with significant overcapacity and pricing pressure, highly levered industries which face near term financing issues and sectors sensitive to consumer weakness such as luxury goods.

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2009, GFS represented approximately 24% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. GFS returned 0.86% for Class C Series 1 units for the three months ended March 31, 2009. On March 31, 2009, the managing member of GFS transferred its interests in certain illiquid assets to GFS Trust for the benefit of its investors. See “—  Liquidity and Capital Resources”. As of March 31, 2009, GFS’ portion of the Company’s adjusted members’ equity, 24%, reflects the transfer of GFS’ interest in those illiquid assets, however, GFS’ return for the three months ended March 31, 2009, 0.86%, reflects that the transfer of GFS’ interest in those illiquid assets took place as of March 31, 2009.

GFS Advisors produced positive returns over the course of the first quarter of 2009, benefiting from an overweight in credit markets and little directional exposure to equity markets. Credit markets outperformed equity markets significantly over the first quarter of 2009, primarily benefitting from a modest recovery in liquidity. Several GFS Advisors in the portfolio were able to take advantage of improved liquidity conditions in the secondary credit markets and as a result, reported positive performance particularly in the first two months of 2009. While fundamentals in the equity/financial market continued to deteriorate, the increased price differentiation among credit names in the first quarter of 2009 allowed GFS Advisors to perform well on both long and short positions. In general, high yield bonds outperformed investment grade bonds and sovereign bonds in the first quarter, which further added to performance as many GFS Advisors took long positions in high yield bonds and short positions with investment grade corporate issuers and sovereign issuers. With regard to event-driven strategies, and according to Bloomberg, year-to-date as of March 31, 2009 announced M&A volume and count are down 20% and 36%, respectively, year-over-year. GFS Advisors have been able to generate attractive returns by investing in select high-quality transactions. For example, positions in Rohm and Haas/Dow Chemical and Genentech/Roche were some of the best contributors to performance in the first quarter.

GFS Advisors remained cautiously positioned during the first quarter of 2009. Advisors selectively added risk exposures given the high level of macro economic uncertainty. Credit continued to be a favoured asset class in the first quarter of 2009 as GFS Advisors generally sought more attractive return/risk profile in credit relative to equity. GFS Advisors were increasingly focused on credit selection by differentiating between the high quality and low quality names given the current economic downdraft. Similarly, while risk arbitrage was a less prominent strategy given the general unavailability of credit, GFS Advisors have pointed to a few high quality transactions, which generated attractive returns. In addition, as policy responses around the world have become more influential in the markets, GFS Advisors have begun to incorporate more macro themes when identifying investment opportunities.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of March 31, 2009, GFS Trust represented approximately 8% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. Performance information for GFS Trust cannot be provided because GFS Trust was only formed on March 31, 2009. See “— Liquidity and Capital Resources.”

Goldman Sachs Global Relative Value, LLC

As of March 31, 2009, GRV represented approximately 8% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. GRV returned 0.79% for Class C Series 1 units for the three months ended March 31, 2009.

Overall, relative value strategies were positive in the first quarter of 2009. A U.S. equity volatility-focused GRV Advisor was the strongest relative value performer in the first quarter of 2009, as equity option volumes were sufficiently high to allow for good trading opportunities. Fixed income strategies generated positive results, with strategies in Asia outperforming. Emerging markets strategies generated gains in sovereign and corporate debt in countries such as Kazakhstan and Russia. Equity market neutral strategies were mixed as traditional value and momentum factors underperformed and fundamental and event factor strategies generated positive results. Multi-strategy GRV Advisors detracted from performance as losses in credit and equity strategies outpaced gains in convertibles and macro trading strategies.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2009, GTT represented approximately 19% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. GTT returned 1.03% for Class C Series 1 units for the three months ended March 31, 2009.

Tactical trading strategies experienced positive performance in the first quarter, as the gains in macro strategies outpaced the losses in trend-following strategies. Trend-following GTT Advisors’ returns were fairly muted during January and February, but trend reversals in March led to losses in the first quarter of 2009. Within macro strategies, currency trading returns were mixed. Developed currency trading in the U.S. dollar and the Euro was profitable early in the first quarter of 2009 but proved more challenging for some GTT Advisors in March, particularly around the mid month announcement from the U.S. Federal Reserve on quantitative easing. Macro commodity trading produced similar results, with some GTT Advisors giving back gains in March. Fixed income trading generated positive returns overall, while performance in equities was more muted. Emerging markets strategies generated gains in sovereign and corporate debt in countries such as Kazakhstan and Russia.

Goldman Sachs HFP Opportunistic Fund, LLC

As of March 31, 2009, HFPO represented approximately 3% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2009. HFPO returned 2.96% for Class A Series 1 units for the three months ended March 31, 2009.

HFPO Advisors finished the first quarter of 2009 in positive territory. An equity long/short HFPO Advisor benefited from low gross exposure and single stock picking on both the long and short side in the industrials, energy and material sectors. A tactical trading HFPO Advisor benefited from macro trading across all assets.

Performance for the Three Months Ended March 31, 2008

The Company’s net trading profit/(loss) for the three months ended March 31, 2008 was $(7,642,197) compared to net trading profit/loss for the three months ended March 31, 2007 of $25,218,664.

Overview

The first quarter of 2008 was a very challenging period for Advisors, specifically fundamentally oriented Advisors. Only two of the Investment Sectors (GRV and GTT) finished the first quarter in positive territory. Commodities trading and volatility trading strategies were the largest contributors to performance in the first quarter. Advisors in GELS and GFS had a more difficult period because equity and credit markets traded down significantly over the first quarter. Advisors experienced losses from long exposure to emerging markets, technology and financials sectors and risk arbitrage. The table below illustrates the portfolio weighting of each Investees as of March 31, 2008 as well as each Investees net return for the three months ended March 31, 2008.

	Portfolio Weight	Portfolio Weight	Three Months Ended
	as a % of	as a % of Adjusted	March 31, 2008
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	31.37%	30.09%	(4.06)%
GFS	37.48%	35.94%	(2.22)%
GRV	10.49%	10.05%	1.65%
GTT	17.93%	17.20%	6.92%
HFPO	5.22%	5.01%	(4.67)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,695,211 at March 31, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

January also experienced broad-based selling globally, led by sectors and markets which realized the largest gains in 2007, including energy, technology and emerging markets. In February, markets continued downwards, although many GELS Advisors posted gains as a rise in commodity related equities and short positions in the financials, telecommunications and technology sectors benefited portfolios. March, much like January, experienced significant intra-month volatility. Some GELS Advisors accumulated losses due to a rally in the financials sector during the second half of March, while weakness in long energy/commodity positions and long emerging market positions also weighed on returns.

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2009 and March 31, 2008

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2009 was $80,359 compared to interest and dividend income for the three months ended March 31, 2008 of $92,722. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three months ended March 31, 2009 was $1,941,772 compared to management fee for the three months ended March 31, 2008 of $2,172,623. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the decrease in the expense was due to fluctuations in the Company’s net assets for the period ended March 31, 2009 compared to the same period in 2008.

Interest expense for the three months ended March 31, 2009 was $20,000 compared to interest expense for the three months ended March 31, 2008 of $20,222.

Professional fees for the three months ended March 31, 2009 were $245,427 compared to professional fees for the three months ended March 31, 2008 of $165,486. The increase in professional fees for the period ended March 31, 2009 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered company.

Miscellaneous expenses for the three months ended March 31, 2009 were $37,050 compared to miscellaneous expense for the three months ended March 31, 2008 of $36,816.

Incentive Allocation

Incentive Allocation for the three months ended March 31, 2009 was $814 compared to incentive allocation for the three months ended March 31, 2008 of $2,212.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. The GFS Trust does not provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2008 and the first quarter of 2009. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of March 31, 2009, approximately 12% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investment Funds.

The managing member of GFS, GS HFS, recently created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from the Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of the transfer date was an amount equal to approximately 8% of the Company’s net assets. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at March 31, 2009.

The Company received subscriptions from new and existing investors of $9,000,000 during the three months ended March 31, 2009 and of $29,918,266 during the three months ended March 31, 2008.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the recent period investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure during a very volatile period.

The Company paid out redemptions in the amount of $28,982,893 during the three months ended March 31, 2009 and $22,708,145 during the three months ended March 31, 2008. The Company had Redemptions payable in the amount of $51,670,155 at March 31, 2009 and $28,982,893 at December 31, 2008. The Company funded the redemptions made in January, April, July and October 2008 and in January 2009 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2009 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of March 31, 2009 and December 31, 2008, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of March 31, 2009, the Company had Cash and cash equivalents on hand of $65,142,831. As of December 31, 2008, the Company had Cash and cash equivalents on hand of $26,943,800. The increase in cash and cash equivalents held by the Company at March 31, 2009 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of March 31, 2009 were $560,528,962 as compared to $614,788,663 as of December 31, 2008. The decrease was primarily due to net redemptions made by the Company from the Investment Funds during the three months ended March 31, 2009, partially offset by net trading profit.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2009 was $1,941,772 as compared to $2,017,653 as of December 31, 2008. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

None.

Critical Accounting Policies and Estimates

Use of estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Company’s financial statements. In the Managing Member’s view, the policy that involves the most subjective judgment is set forth below.

Fair value

The Company’s investments in Investees are subject to the terms and conditions of the operating agreements of the respective Investees. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investee. The Company adopted SFAS No. 157 on January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 to the Company’s financial statements.

Fair values of interests in Investees are determined utilizing NAV information supplied by each individual Investee that is net of the Advisors’ management and incentive fees charged to the Investees. The underlying investments of each Investee are also accounted for at fair value. For investments in investment funds managed by Advisors (each an “Advisor Fund” and collectively the “Advisor Funds”), market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner.

For the three months ended March 31, 2009 and the fiscal year ended December 31, 2008, the fair value of the Company’s investments in the Investees was determined by the following valuation techniques:

March 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.09%	31.08%
GFS	—%	26.96%
GFS Trust	—%	8.52%
GRV	—%	8.82%
GTT	—%	21.10%
HFPO	—%	3.43%

Total	0.09%	99.91%

December 31, 2008

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.10%	29.55%
GFS	—%	34.51%
GRV	1.30%	8.31%
GTT	—%	19.38%
HFPO	—%	6.85%

Total	1.40%	98.60%

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

The valuation provisions of the Company’s amended limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. It is expected that valuations will be performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

There has not been a situation during the periods contained in this Quarterly Report on Form 10-Q, where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investees had invested was not complete or was inaccurate.

Off Balance Sheet Risk

In the normal course of business, the Advisors of the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which includes, but are not limited, to securities sold short, futures, forwards, swaps and written options. There are no off-balance sheet or material contingent liabilities at the Company or Investees levels.

Contractual Obligations

The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of March 31, 2009 and as of December 31, 2008, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2009 to March 31, 2009 and from January 1, 2008 to December 31, 2008. Because of the speculative nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2009
		% of
	% of	Adjusted			Net Trading
	Members’	Members’		Fair Value/Value	Profit/(Loss)
Investees	Equity(9)	Equity(8)		at Risk	(In millions)	Liquidity

GELS	30.58%	28.05%		$174,705,153	$2.4	(1)
GFS	26.46%	24.26%		151,145,984	1.7	(2)
GFS Trust	8.35%	7.66%		47,730,311	—	(3)
GRV	8.66%	7.94%		49,446,056	0.4	(4)
GTT	20.70%	18.98%		118,253,193	1.1	(5)
HFPO	3.37%	3.09%		19,248,265	0.5	(2)

Total	98.12%	89.98	%(7)	$560,528,962	$6.1

	Year Ended December 31, 2008
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investment Fund	Equity(9)		Equity(8)		at Risk	(In millions)	Liquidity

GELS	29.89%		28.53%		$182,311,620	$(37.4)	(1)
GFS	34.79%		33.21%		212,189,214	(49.4)	(2)
GRV	9.68%		9.24%		59,060,101	(6.3)	(4)
GTT	19.53%		18.65%		119,121,670	3.2	(5)
HFPO	6.91%		6.59%		42,106,058	(1.7)	(2)

Total	100.80	%(6)	96.22	%(7)	$614,788,663	$(91.6)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying managers.

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	The total value of the Company’s investments in the Investment Funds exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected Redemptions payable on the balance sheet date.

(7)	The total value of the Company’s investment in the Investment Funds was less than 100% of adjusted members’ equity because adjusted members equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $51,670,155 that was payable at March 31, 2009 and $28,982,893 that was payable at December 31, 2008.

(8)	Adjusted members’ equity, used in the calculation of the fair value of Investment Funds as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $51,670,155 that was payable at March 31, 2009 and $28,982,893 that was payable at December 31, 2008.

(9)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2009, the Managing Member had full position level transparency for approximately 25% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investees. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. For the third and fourth quarter of 2008 and the first quarter of 2009, the Company was able to use an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investee relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. GFS Trust’s maximum risk of loss is limited to the assets transferred to GFS Trust. The risks involved are described in the Company’s Form 10-K.

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

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 10-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. The risks involved are described in the Company’s Form 10-K.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investees were 28% GELS, 24% GFS, 8% GFS Trust, 8% GRV, 19% GTT and 3% HFPO as of March 31, 2009 as a percentage of adjusted members’ equity, which excluded redemptions paid after March 31, 2009. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation from any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets, for purposes of diversification, attempts to meet target allocations or otherwise, may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to the Investment Funds, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. GFS Trust does not provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

As of the end of the period covered by this report, an evaluation was carried out by the Board of Directors of the Company, with the participation of the principal executive officer and principal financial officer (or persons performing similar functions) of the Managing Member, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer (or persons performing similar functions) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2009 to March 31, 2009, aggregate subscriptions totaled $9,000,000. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2009	Class A Series 57	25,000.00	2	$2,500,000
February 1, 2009	Class A Series 58	50,000.00	5	5,000,000
March 1, 2009	Class A Series 59	15,000.00	3	1,500,000

Total		90,000.00	10	$9,000,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $28,982,893 during the three months ended March 31, 2009.

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

The forward-looking statements included herein are based on the Managing Member of the Company’s current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business strategies and decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure Members that the forward-looking statements included in this Form 10-Q will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objective set forth in this Form 10-Q will be achieved. The Company cautions Members that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks that could impact the likelihood that any forward-looking statements will come true:

•	There can be no assurance that the Managing Member’s decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company’s investment objective;

•	The Managing Member generally has limited access to information on or control over Advisor’s portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company materially;

•	The Company faces legal, tax and regulatory risks that may adversely affect the Company;

•	Units will not be listed and will not be marketable; the Company is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;

•	The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;

•	Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investee may achieve or of future results;

•	Valuation of the Investees’ investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company’s net assets;

•	Advisor redemption holdbacks and other Advisor liquidity restrictions may adversely affect the Investment Funds’ ability to redeem interests in order to meet redemption requests, which could have an adverse effect on the Company’s portfolio mix and liquidity for remaining Members;

•	Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;

•	Allocation of the Company’s assets may not protect the Company from exposure to economic downturns in any Investment Fund or Investment Sector;

•	An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;

•	A Member’s investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company’s control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;

•	Certain Advisors may invest in private equity investments and real estate investments which involve a high degree of business and financial risk and may be difficult to value;

•	Transactions between and among funds may be undervalued and negatively affect the Company’s performance;

•	The ability of an Investment Fund’s to hedge successfully will depend on the particular Advisor’s ability to predict pertinent market movements which cannot be assured;

•	The prices of an Investee’s investments can be highly volatile and influenced by external factors outside the control of such Investee;

•	International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;

•	Equity securities and equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and

•	The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

By:	Goldman Sachs Hedge Fund Strategies, LLC
Managing Member

By:	/s/ Jennifer Barbetta
Name: Jennifer Barbetta

Title:	Managing Director and Principal Financial Officer

Date: May 15, 2009

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002