Form 10-Q
period 2009-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2009-08-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or
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

The Registrant had 4,717,406.87 Units of Limited Liability Company Interests outstanding as of August 14, 2009.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2009 and December 31, 2008

	(Unaudited)			(Audited)
	June 30, 2009			December 31, 2008
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Investee(1)	value	equity(2)	equity(3)	value	equity(2)	equity(3)

Goldman Sachs Global Equity Long/Short, LLC(4)	$173,359,675	30.47%	29.00%	$182,311,620	29.89%	28.53%
Goldman Sachs Global Fundamental Strategies, LLC(4)	134,223,514	23.59%	22.45%	212,189,214	34.79%	33.21%
Goldman Sachs Global Fundamental Strategies Asset Trust(4)	46,528,438	8.18%	7.78%	—	—	—
Goldman Sachs Global Relative Value, LLC(4)	30,112,446	5.29%	5.04%	59,060,101	9.68%	9.24%
Goldman Sachs Global Tactical Trading, LLC(4)	120,019,825	21.10%	20.08%	119,121,670	19.53%	18.65%
Goldman Sachs HFP Opportunistic Fund, LLC(4)	19,906,009	3.50%	3.33%	42,106,058	6.91%	6.59%

Total investments (cost $484,572,811 and $580,410,892, respectively)	$524,149,907	92.13%	87.68%	$614,788,663	100.80%	96.22%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at June 30, 2009 and December 31, 2008.

	June 30, 2009 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee(1)	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(5)	Multi- Strategy	$12,410,793	2.18%	2.08%
	Eton Park RE LDC(6)	Multi- Strategy	40,731	0.01%	0.01%
Goldman Sachs Global Fundamental Strategies Asset Trust	Eton Park Fund, L.P.(5)	Multi- Strategy	17,010,788	2.99%	2.85%
	Eton Park RE LDC(6)	Multi- Strategy	55,788	0.01%	0.01%
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC (4),(7)	Managed Futures	33,940,899	5.97%	5.68%

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments (continued)

June 30, 2009 and December 31, 2008

	December 31, 2008 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee(1)	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(5)	Multi- Strategy	$34,543,108	5.66%	5.41%
	Eton Park RE LDC(6)	Multi- Strategy	23,832	0.00%	0.00%
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(4),(7)	Managed Futures	33,660,348	5.52%	5.27%

(1)	Refer to Note 3 to the financial statements for liquidity provisions.

(2)	Members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(3)	Adjusted members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,854,943 at June 30, 2009 and Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(4)	Affiliated with the Company.

(5)	For the liquid portion of the investment, the liquidity term is as follows: 1/3 after a 3.5 year holding period, 1/3 after a 4.5 year holding period, 1/3 after a 5.5 year holding period.

(6)	For the liquid portion of the investment, the liquidity term is annually after a 2 year holding period.

(7)	The liquidity term is at the sole discretion of the Managing Member.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008

ASSETS
Assets:
Investments in Investees, at fair value (cost $484,572,811 and $580,410,892, respectively)	$524,149,907	$614,788,663
Cash and cash equivalents	76,489,587	26,943,800

Total assets	$600,639,494	$641,732,463

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$28,854,943	$28,982,893
Due to managing member	1,842,840	2,017,653
Interest payable	6,667	6,889
Accrued expenses and other liabilities	981,896	788,957

Total liabilities	31,686,346	31,796,392
Members’ equity (units outstanding 4,614,043.88 and 5,040,063.11, respectively)	568,953,148	609,936,071

Total liabilities and members’ equity	$600,639,494	$641,732,463

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss) on investments	$529,376,052	575,558,300
Accumulated net unrealized profit/(loss) on investments	39,577,096	34,377,771

Total members’ equity	$568,953,148	$609,936,071

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2009 and June 30, 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income from trading:
Equity in earnings of Investees:
Net realized profit/(loss)	$14,338,153	$12,472,778	$22,741,156	$24,203,199
Net change in unrealized profit/(loss)	4,282,792	10,069,656	2,020,088	(9,302,962)

Net trading profit/(loss)	18,620,945	22,542,434	24,761,244	14,900,237
Interest and dividend income	53,909	75,505	134,268	168,227
Expenses:
Management fee	1,842,841	2,243,364	3,784,613	4,415,987
Professional fees	290,716	342,956	536,143	508,442
Interest expense	20,222	20,223	40,222	40,445
Miscellaneous expenses	46,607	82,210	83,657	119,026

Total expenses	2,200,386	2,688,753	4,444,635	5,083,900

Net investment income/(loss)	(2,146,477)	(2,613,248)	(4,310,367)	(4,915,673)

Net income/(loss)	16,474,468	19,929,186	20,450,877	9,984,564
Less: Incentive allocation to the Managing Member	21,038	517,864	21,852	520,076

Net income/(loss) available for pro-rata allocation to members	$16,453,430	$19,411,322	$20,429,025	$9,464,488

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2009 (Unaudited)
and the year ended December 31, 2008 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2007	$—	4,588,504.15	$680,784,082	$680,784,082
Subscriptions	—	1,242,512.66	124,251,266	124,251,266
Redemptions	(14,474)	(655,466.41)	(93,860,012)	(93,874,486)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(101,239,265)	(101,239,265)

Member’s equity at December 31, 2008	—	5,040,063.11	609,936,071	609,936,071
Subscriptions	—	190,912.98	19,091,298	19,091,298
Redemptions	—	(616,932.21)	(80,525,098)	(80,525,098)
Allocations of net income/(loss):
Incentive allocation	21,852	—	—	21,852
Pro-rata allocation	—	—	20,429,025	20,429,025

Member’s equity at June 30, 2009	$21,852	4,614,043.88	$568,931,296	$568,953,148

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the six months ended June 30, 2009 and June 30, 2008

	2009	2008

Cash flows from operating activities
Net income/(loss)	$20,450,877	$9,984,564
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in Investees	(12,600,000)	(96,000,000)
Proceeds from sales of investments in Investees	128,000,000	84,000,000
Net realized (profit)/loss from investments in Investees	(22,741,156)	(24,203,199)
Net change in unrealized (profit)/loss of investments in Investees	(2,020,088)	9,302,962
Increase/(decrease) in operating liabilities:
Due to managing member	(174,813)	(659,008)
Interest payable	(222)	(222)
Accrued expenses and other liabilities	192,939	318,714

Net cash from operating activities	111,107,537	(17,256,189)

Cash flows from financing activities
Subscriptions	19,091,298	79,356,266
Redemptions	(80,653,048)	(51,403,356)

Net cash from financing activities	(61,561,750)	27,952,910

Net change in cash and cash equivalents	49,545,787	10,696,721
Cash and cash equivalents at beginning of period	26,943,800	3,425,673

Cash and cash equivalents at end of period	$76,489,587	$14,122,394

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$40,444	$40,667

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Global Fundamental Strategies Asset Trust (Refer to Note 3)	$47,730,311	—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

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

Consolidation

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority-owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 2 – Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the Investees at June 30, 2009 and December 31, 2008:

	June 30, 2009 (Unaudited)
			% owned		Adjusted	Adjusted %
			by the		Investee	owned by the
	Company investment	Investee equity(1)	Company(1)		equity(2)	Company(2)

GELS	$173,359,675	$374,208,515	46.33%		$487,052,966	35.59%
GFS	134,223,514	336,436,751	39.90%		436,149,897	30.77%
GFS Trust	46,528,438	165,579,308	28.10%		165,579,308	28.10%
GRV	30,112,446	114,633,885	26.27%		114,633,885	26.27%
GTT	120,019,825	237,539,223	50.53%		291,047,980	41.24%
HFPO	19,906,009	33,525,705	59.38%		45,179,464	44.06%

Total	$524,149,907

	December 31, 2008 (Audited)
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$182,311,620	$531,609,976	34.29%		$597,755,510	30.50%
GFS	212,189,214	700,610,709	30.29%		771,532,813	27.50%
GRV	59,060,101	180,740,040	32.68%		231,754,831	25.48%
GTT	119,121,670	207,502,123	57.41%		256,655,918	46.41%
HFPO	42,106,058	30,841,896	136.52	%(3)	105,841,896	39.78%

Total	$614,788,663

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at June 30, 2009 and December 31, 2008, respectively.

(3)	The fair value of the Company’s investment in the Investee exceeded 100% of the Investee’s members’ equity because members’ equity reflected certain accrued liabilities of the Investee, including fees and expenses, and, in addition, also reflected redemptions payable at December 31, 2008. On January 1, 2009, the Company partially redeemed HFPO, reducing the percentage owned by the Company to 39.25% based on the December 31, 2008 HFPO’s equity.

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
June 30, 2009

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 2 – Significant accounting policies (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 3 – Investments (continued)

Performance of the Company in any period is dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors, the performance of each of their Advisor Funds and the interests held by the GFS Trust. In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has accessed factors including, but not limited to, Advisors’ compliance with FAS 157, price transparency and valuation procedures in place, subscription and redemption activity, and existence or absence of certain redemption restrictions. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company’s Equity in earnings of Investees for the three and six months ended June 30, 2009 and June 30, 2008:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2009	2008	2009	2008

GELS	(1)	$8,654,522	$8,273,233	$11,048,055	$(638,701)
GFS	(2)	6,088,767	9,412,280	7,775,848	3,697,878
GFS Trust	(3)	786,891	—	786,891	—
GRV	(4)	666,390	714,899	1,052,345	1,856,070
GTT	(5)	1,766,632	3,343,625	2,898,155	10,906,344
HFPO	(2)	657,743	798,397	1,199,950	(921,354)

Total		$18,620,945	$22,542,434	$24,761,244	$14,900,237

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust commenced operations on March 31, 2009. GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying managers.

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 3 – Investments (continued)

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

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of June 30, 2009 was an amount equal to 8.18% of the Company’s net assets. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at June 30, 2009.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 3 – Investments (continued)

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

The managing member of GRV notified its investors (including the Company), by letter dated June 15, 2009, that it had begun the process of liquidating GRV’s portfolio, and that investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

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

Management fees and incentive allocations/fees

Information regarding the actual management fees and incentive allocations/fees charged to the Investees by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisor Funds’ management fees and incentive allocations/fee rates at the Investee level for the six months ended June 30, 2009 and June 30, 2008. The weighted average is based on the period-end fair values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	June 30, 2009		June 30, 2008
	Management	Incentive	Management	Incentive
Investee	fees	allocations/fees	fees	allocations/fees

GELS	1.40%	17.13%	1.63%	19.91%
GFS	1.14%	12.74%	1.60%	19.82%
GFS Trust	1.53%	17.35%	—	—
GRV	1.16%	13.49%	1.69%	20.92%
GTT	1.62%	15.82%	2.21%	22.39%
HFPO	2.13%	21.26%	1.90%	21.18%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 3 – Investments (continued)

The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

The following table summarizes the cost of the Company’s investments in the Investees at June 30, 2009 and December 31, 2008:

Investee	June 30, 2009	December 31, 2008

GELS	$156,863,390	$173,053,312
GFS	130,670,000	195,942,328
GFS Trust	42,562,310	—
GRV	32,195,164	62,102,941
GTT	103,558,161	103,502,311
HFPO	18,723,786	45,810,000

Total	$484,572,811	$580,410,892

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

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to price transparency, subscription activity, redemption activity and the existence or absence of certain restrictions. The tables below set forth information about the level within the fair value hierarchy at which the Company’s investments are measured at June 30, 2009 and December 31, 2008:

	June 30, 2009 (unaudited)
	Level 1	Level 2	Level 3	Total

Investments in affiliated Investees	$—	$477,621,469	$46,528,438	$524,149,907

Total	$—	$477,621,469	$46,528,438	$524,149,907

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 3 – Investments (continued)

The following is a reconciliation of Level 3 investments for the quarter ended June 30, 2009:

	Investments in
	affiliated investees
	(Level 3)	Total

Balance at April 1, 2009	$47,730,311	$47,730,311
Net realized gain/(loss) from investments	—	—
Net change in unrealized gain/(loss) on investments	786,891	786,891
Net purchase/(sales)	(1,988,764)	(1,988,764)
Net Level 3 transfers in/(out)	—	—

Balance at June 30, 2009	$46,528,438	$46,528,438

The Net change in unrealized gain/(loss) on Level 3 investments still held at June 30, 2009 was $786,891.

	December 31,
	2008 (audited)
	Level 1	Level 2	Level 3	Total

Investments in affiliated Investees	$—	$614,788,633	$—	$614,788,663

Total	$—	$614,788,633	$—	$614,788,663

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds of $76,468,754 and $26,924,486, which were classified as Level 1 assets as of June 30, 2009 and December 31, 2008, respectively.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee to SEI which ranges between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Equity in earnings of Investees in the Statement of Operations. For the three months ended June 30, 2009 and June 30, 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $68,740 and $85,651, respectively. For the six months ended June 30, 2009 and June 30, 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $140,832 and $169,953, respectively.

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

Market risk

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 5 – Risk management (continued)

prices. GS HFS, in its capacity as managing member of the Company and the Investment Funds, monitors the Company’s exposure to market risk through various analytical techniques. The Company’s maximum risk of loss is limited to the Company’s investment in the Investees. The Investment Funds’ maximum risk of loss is limited to the Investees’ investment in the underlying investment vehicles managed by the Advisors. GFS Trust’s maximum risk of loss is limited to the assets transferred to GFS Trust.

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investment Funds. However, the Company’s investments in the Investment Funds may only be redeemed on a limited basis and GFS Trust does not provide investors with a voluntary redemption right as detailed in “Note 3 — Investments.” As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements, or to respond to specific events such as deterioration in the creditworthiness of any particular Investment Fund.

To mitigate some of the liquidity risks described above, the Company currently maintains a committed credit facility with a financial institution which may be used to meet member redemptions. See “Note 7 — Borrowing facility” for further information. Additionally, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

Certain of the investments held by the Investees may have liquidity exposure related to the bankruptcy of Lehman Brothers Holdings, Inc. and its subsidiaries (“Lehman”). The exposure is based on estimates of the recovery value of the various assets and liabilities of the Advisor Funds’ held at Lehman and/or amounts owed to such Advisors by Lehman. These estimates are based on information received from the majority, but not all of, the Advisor Funds’, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 5 – Risk management (continued)

recovered from Lehman could be different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets.

Certain of the investments held by the Investees are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investees may, at their discretion, transfer a portion of the Investees’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investees may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of June 30, 2009 and December 31, 2008, approximately 11% and 10%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

Note 6 –	Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at June 30, 2009 and December 31, 2008.

For the period from January 1, 2009 to June 30, 2009, the Company earned dividends of $134,268 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At June 30, 2009 and December 31, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund in the amount of $76,468,754 and $26,924,486, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisors.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at June 30, 2009 and December 31, 2008. Employees of GS & Co. owned approximately 3% of the Company’s equity at June 30, 2009 and December 31, 2008.

Note 7 –	Borrowing facility

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 7 – Borrowing facility (continued)

related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at June 30, 2009 or December 31, 2008. Included in Interest payable on the Balance Sheet are amounts owed for interest and commitment fees.

Note 8 –	Members’ equity

At June 30, 2009 and December 31, 2008, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

	Six Months Ended		Year Ended
	June 30, 2009		December 31, 2008
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	—	$—	295,317.71	$45,148,615
Series 33	—	—	(10,000.00)	(1,115,107)
Series 34	—	—	(10,010.00)	(1,098,794)
Series 35	—	—	(27,595.00)	(3,005,067)
Series 36	—	—	(37,000.00)	(3,993,991)
Series 37	—	—	(34,000.00)	(3,611,289)
Series 38	—	—	(38,700.00)	(4,022,981)
Series 39	—	—	(31,750.00)	(3,283,841)
Series 40	—	—	(51,000.00)	(5,280,566)
Series 41	—	—	(75,000.00)	(7,918,349)
Series 42	—	—	(54,000.00)	(5,608,852)
Series 43	—	—	(27,750.00)	(2,785,064)
Series 44	—	—	(34,000.00)	(3,424,714)

Total	—	$—	(135,487.29)	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 8 – Members’ equity (continued)

	Six Months Ended		Year Ended
	June 30, 2009		December 31, 2008
	Units	Amount	Units	Amount

Subscriptions
Class A
Series 45	—	$—	77,622.13	$7,762,213
Series 46	—	—	149,310.53	14,931,053
Series 47	—	—	72,250.00	7,225,000
Series 48	—	—	126,500.00	12,650,000
Series 49	—	—	145,800.00	14,580,000
Series 50	—	—	222,080.00	22,208,000
Series 51	—	—	126,300.00	12,630,000
Series 52	—	—	108,750.00	10,875,000
Series 53	—	—	89,550.00	8,955,000
Series 54	—	—	81,850.00	8,185,000
Series 55	—	—	22,500.00	2,250,000
Series 56	—	—	20,000.00	2,000,000
Series 57	25,000.00	2,500,000	—	—
Series 58	50,000.00	5,000,000	—	—
Series 59	15,000.00	1,500,000	—	—
Series 60	27,600.00	2,760,000	—	—
Series 61	11,312.98	1,131,298	—	—
Series 62	62,000.00	6,200,000	—	—

Total	190,912.98	$19,091,298	1,242,512.66	$124,251,266

Redemptions
Class A
Series 1	568,432.21	$76,244,318	649,166.41	$93,316,375
Series 45	18,500.00	1,619,229	6,300.00	543,637
Series 46	20,000.00	1,767,528	—	—
Series 48	5,000.00	453,200	—	—
Series 50	5,000.00	440,823	—	—

Total	616,932.21	$80,525,098	655,466.41	$93,860,012

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 8 – Members’ equity (continued)

At June 30, 2009 and December 31, 2008, members’ equity consisted of the following:

	June 30, 2009			December 31, 2008
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit

Non-managing members
Class A
Series 1	3,235,418.24	$441,916,417	$136.59	3,803,850.45	$501,818,748	$131.92
Series 45	52,822.13	4,719,224	89.34	71,322.13	6,154,499	86.29
Series 46	129,310.53	11,755,430	90.91	149,310.53	13,110,185	87.80
Series 47	72,250.00	6,433,285	89.04	72,250.00	6,213,647	86.00
Series 48	121,500.00	11,012,754	90.64	126,500.00	11,074,495	87.55
Series 49	145,800.00	13,091,830	89.79	145,800.00	12,644,862	86.73
Series 50	217,080.00	19,138,779	88.16	222,080.00	18,911,135	85.15
Series 51	126,300.00	11,128,648	88.11	126,300.00	10,748,705	85.10
Series 52	108,750.00	9,842,129	90.50	108,750.00	9,506,109	87.41
Series 53	89,550.00	8,211,103	91.69	89,550.00	7,930,768	88.56
Series 54	81,850.00	7,925,214	96.83	81,850.00	7,654,640	93.52
Series 55	22,500.00	2,264,255	100.63	22,500.00	2,187,676	97.23
Series 56	20,000.00	2,048,081	102.40	20,000.00	1,980,602	99.03
Series 57	25,000.00	2,583,951	103.36	—	—
Series 58	50,000.00	5,126,348	102.53	—	—
Series 59	15,000.00	1,540,406	102.69	—	—
Series 60	27,600.00	2,835,124	102.72	—	—
Series 61	11,312.98	1,153,831	101.99	—	—
Series 62	62,000.00	6,204,487	100.07	—	—

Subtotal	4,614,043.88	568,931,296		5,040,063.11	609,936,071

Managing member		21,852			—

Total members’ equity		$568,953,148			$609,936,071

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2009

Note 9 –	Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$132.78	$150.69	$131.92	$152.88
Income from operations:
Net trading profit/(loss)	4.30	4.89	5.63	3.20
Net investment income/(loss)(1)(2)	(0.49)	(0.67)	(0.96)	(1.17)

Net income/(loss)	3.81	4.22	4.67	2.03

Net asset value, end of period	$136.59	$154.91	$136.59	$154.91

Ratios to average net assets(3)
Expenses	1.50%	1.50%	1.48%	1.44%
Incentive allocation	0.00%	0.07%	0.00%	0.07%

Total expenses and incentive allocation	1.50%	1.57%	1.48%	1.51%

Net investment income/(loss)(2)	(1.46)%	(1.53)%	(1.44)%	(1.46)%

Total return (prior to incentive allocation)(4)	2.87%	2.87%	3.53%	1.40%
Incentive allocation(4)	0.00%	(0.07)%	0.00%	(0.07)%

Total return(4)	2.87%	2.80%	3.53%	1.33%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the average month end net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Note 10 –	Subsequent events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS No. 165”). This standard requires disclosure in the financial statements to reflect the effects of subsequent events that provide additional information on conditions about the financial statements as of the balance sheet date (recognized subsequent events) and disclosure of subsequent events that provide additional information about conditions after the balance sheet date if the financial statements would otherwise be misleading (unrecognized subsequent events). FAS No. 165 is effective for interim and annual financial statements issued for fiscal years ending after June 15, 2009. For purposes of inclusion in the financial statements, management has concluded that subsequent events after the Balance Sheet date have been evaluated through the filing date, the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

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

As of June 30, 2009, the Company had total assets of $600,639,494 compared with total assets of $641,732,463 as of December 31, 2008. Total liabilities of the Company were $31,686,346 as of June 30, 2009 compared with $31,796,392 as of December 31, 2008. Member’s equity of the Company was $568,953,148 as of June 30, 2009 compared with $609,936,071 as of December 31, 2008.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates substantially all of its assets among privately placed investment funds (the “Investment Funds”) managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one of the following hedge fund sectors (the “Investment Sectors”): the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. Currently, substantially all of the Company’s assets are allocated to the following five Investment Funds: Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Relative Value, LLC (“GRV”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) and Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust” and, together with the Investment Funds, the “Investees”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to the Investment Funds, since April 1, 2008, the Managing Member has had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

The performance described herein is based in part on estimates of the recovery value of the Investees’ various Advisors’ assets held at Lehman Brothers Holdings, Inc. and its subsidiaries (“Lehman”) and/or amounts owed to such Advisors by Lehman. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could be different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s Members’ Equity.

The managing member of GFS recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to the Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “— Liquidity and Capital Resources” for a further discussion of GFS Trust.

In June 2009, the managing member of GRV notified its investors (including the Company) that it had begun the process of liquidating GRV’s portfolio, and that investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “— Liquidity and Capital Resources” and ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management.”

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

Results of Operations for the Three and Six Months Ended June 30, 2009 and June 30, 2008

The following presents a summary of the operations for the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008, and a general discussion of each Investee’s performance during those periods.

Performance for the Three and Six Months Ended June 30, 2009

The Company’s net trading profit/(loss) for the three and six months ended June 30, 2009 was $18,620,945 and $24,761,244, respectively, compared to the Company’s net trading profit/(loss) for the three and six months ended June 30, 2008 of $22,542,434 and $14,900,237, respectively.

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

Global markets experienced very high volatility during the second quarter of 2009. Equity markets rallied during April and May and, despite a small drop in June, finished the second quarter of 2009 up 15.8%.

Similar to the first quarter of 2009, HFP Advisors were able to take advantage of improved liquidity conditions in the secondary credit markets and in equity markets globally and realize profits into the rally. Most advisors were able to selectively increase position sizing and market exposures and benefit from the market rally. Advisors with macro views across specific sectors, such as commodities and global markets, were able to capture opportunities.

Global markets experienced very high volatility during the first half of 2009. After falling over 10% during the first quarter of 2009, the market rally that began in March continued through May. Equity markets (as represented by the MSCI World Hedged USD index), rallied 23.1% during this period, bringing year-to-date returns to positive 3.7% for the year. Most advisors entered the year defensively positioned and were able to benefit from the dislocations created in the markets. Advisors began to add to portfolio exposures and were able to benefit from the market rally.

Advisors in the portfolio were able to take advantage of improved liquidity conditions in the secondary credit markets and in equity markets globally. While advisors continue to operate with lower levels of gross and net exposure relative to 18 months ago, they have begun to increase exposure selectively. Advisors with macro views and trading orientations were also able to benefit from the volatility and capture opportunities.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each Investee as of June 30, 2009 as well as each Investee’s net return for the three and six months ended June 30, 2009.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	as a % of Adjusted	June 30, 2009	June 30, 2009
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	30.47%	29.00%	5.25%	6.72%
GFS	23.59%	22.45%	4.75%	5.65%
GFS Trust	8.18%	7.78%	1.72%	1.72	%(4)
GRV	5.29%	5.04%	2.26%	3.07%
GTT	21.10%	20.08%	1.49%	2.54%
HFPO	3.50%	3.33%	3.42%	6.48%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,854,943 at June 30, 2009.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT, Class A Series 1 units for HFPO and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

(4)	GFS Trust commenced operations on March 31, 2009.

For the three and six months ended June 30, 2009, the Company’s Class A Series 1 units returned 2.87% and 3.53%, respectively, net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the three and six months ended June 30, 2009 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2009, GELS represented approximately 29% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. GELS returned 5.25% and 6.72%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2009.

For the Three Months Ended June 30, 2009

Overall, GELS Advisors experienced positive performance during the second quarter of 2009, with overall positive performance in both April and May and approximately flat performance for the month of June.

The market began the second quarter of 2009 with a rally that persisted through both April and May. In March and April, conservatively positioned GELS Advisors tended to underperform GELS Advisors with higher levels of net exposure. This dispersion in performance continued into May as GELS Advisors with higher net exposure in areas such as consumer discretionary, financials and materials performed well, whereas GELS Advisors with defensive positioning and with higher levels of short exposure tended to underperform.

The equity rally subsided in June, however, with equity indices finishing the month approximately flat. As a result, GELS Advisors with lower net exposure tended to fare better in June, as sectors that benefitted from the rally, such as industrials, metals and banks, traded down for the month. GELS Advisors with long exposure to these sectors generally suffered losses.

Contrary to the first quarter of 2009 where GELS Advisors remained fairly defensive, GELS Advisors began to gradually increase both portfolio exposures and position sizes in April. By the end of May, however, select GELS Advisors started to book profits in profitable long positions that participated in the rally as well as cover short positions in the most volatile sectors to reduce overall risk. In June, GELS Advisors continued to selectively add to gross exposure throughout the month, as leading market and economic indicators registered some improvement. Net exposures remained relatively low compared to historical standards as many GELS Advisors remained cautious on the drivers of the economic recovery.

In the second quarter of 2009, both equity market volatility and stock and sector correlations declined creating an environment more conducive to fundamental, bottom-up stock picking. Given this improvement, GELS Advisors increased gross and net exposures, although at a level below historical averages as GELS Advisors await further improvements in the macro environment and a more sustained period in which equities perform based on fundamental value.

For the Six Months Ended June 30, 2009

Despite the volatility across global equity markets during the first half of 2009, GELS Advisors outperformed developed market equity indices which realized double-digit losses in the first quarter of 2009 and still participated as equity markets rallied during the second quarter of 2009, to finish the period in positive territory.

GELS Advisors largely continued to operate with lower levels of gross and net exposure which helped them preserve capital and limit portfolio volatility in the challenging market environment. Throughout the first quarter of 2009, equity markets experienced a wide dispersion of both intra- and inter-sector performance which rewarded GELS Advisors for strong security selection and low levels of net equity exposure as they generated profits from the performance spread between long positions and short positions. Several GELS Advisors were able to take advantage of weakness in the cyclicals, financials, industrials and REIT sectors which generated significant gains through short positions. While most sectors and geographies realized losses during the first quarter of 2009, GELS Advisors were able to selectively generate gains on the long side through special situations equity positions in the technology, telecom, healthcare and consumer sectors, among others. Top performing GELS Advisors also used the market volatility to their advantage by actively trading individual positions and adjusting fund exposures during the market sell-offs and rallies. Underperforming GELS Advisors tended to have the highest levels of net exposure, particularly in the financials, energy and industrials sectors.

After falling over 15% during the first two months of 2009, equity markets began to rally in March and continued through May. GELS Advisors began to increase portfolio risk in March as market sentiment improved and additional details were revealed about the government’s economic policy response. March through May experienced very high dispersion in manager performance as GELS Advisors with higher net exposure in areas such as consumer discretionary, financials and materials performed well, whereas GELS Advisors with defensive positioning and with higher levels of short exposure tended to underperform. Throughout this period, GELS Advisors that were more conservatively positioned underperformed.

The equity market rally ended in June as equity markets fell slightly. As a result, GELS Advisors experienced a reversal from the previous three months. GELS Advisors with lower net exposure tended to fare better in June, as sectors that had benefitted from the rally such as industrials, metals and banks, traded down on the month. GELS Advisors with long exposure to these sectors generally suffered losses.

Contrary to the first quarter of 2009 where GELS Advisors remained fairly defensively positioned, GELS Advisors began to gradually increase both market exposures and position sizing in April. GELS Advisors continued to monitor risk closely and take profits when they were able to. Although position sizing increased in April and May, by the end of May, select GELS Advisors realized some profits in profitable long positions that participated in the equity market rally as well as covered short positions in the most volatile sectors to reduce overall risk. Ending the first half of 2009, GELS Advisors continued to selectively add to gross exposure, as leading market and economic indicators registered some improvement. Net exposures were relatively low compared to historical standards as many GELS Advisors remained cautious on the drivers of the economic recovery.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2009, GFS represented approximately 22% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. GFS returned 4.75% and 5.65%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2009. On March 31, 2009, the managing member of GFS transferred its interests in certain illiquid assets to GFS Trust for the benefit of its investors. See “— Liquidity and Capital Resources” for a further discussion of GFS Trust.

For the Three Months Ended June 30, 2009

Event driven strategies produced positive returns over the course of the second quarter of 2009 as the sector’s overweight credit positioning benefited from the strength in credit markets.

Given the rally in both the primary and secondary high yield and leveraged loan markets, credit GFS Advisors generally performed well as many GFS Advisors focused on strong credit selection to generate alpha. As liquidity returned in the secondary markets, several GFS Advisors actively realized gains particularly in May and June as prices rallied faster than expected. Similarly, multi-strategy GFS Advisors also experienced positive returns throughout the second quarter of 2009 primarily driven by strong performance in credit investments.

GFS Advisors who incorporated thematic views in their respective portfolios at the beginning of the second quarter of 2009 benefited from the broader commodities rally towards the end of May and were generally able to mitigate losses as the rally lost momentum during June.

Given an improved risk appetite during the second quarter of 2009, GFS Advisors have been adding to gross exposure while keeping net exposure low relative to historical levels. Despite the recent rally, credit continues to be a favored asset class as GFS Advisors are focused on identifying idiosyncratic opportunities that differentiate between the high quality and low quality credit investments in the current environment. Similarly, while mergers and acquisition activity has picked up during the second quarter of 2009, GFS Advisors continued to focus on a few high quality transactions, which have generally been profitable year-to-date.

For the Six Months Ended June 30, 2009

GFS Advisors produced positive returns over the course of the first half of 2009, benefiting from an overweight to credit positions and less directional equity exposure. Credit outperformed equities significantly over the first half of 2009, primarily benefiting from a modest recovery in liquidity. Credit GFS Advisors generally performed well as many focused on strong credit selection to generate alpha and both the primary and secondary high yield and leveraged loan markets rallied. As liquidity returned in the secondary markets, several GFS Advisors actively realized gains as prices rallied faster than expected. Similarly, multi-strategy GFS Advisors also experienced positive returns throughout the period primarily driven by strong performance in credit investments.

While fundamentals in the market continued to deteriorate, the increased differentiation among credit investments during the period allowed GFS Advisors to perform well on both the long and short sides of their portfolios. With regard to event-driven strategies, GFS Advisors were able to generate attractive returns by investing in select high-quality mergers and acquisition transactions.

GFS Advisors who had been incorporating thematic views in their portfolio at the beginning of 2009 benefited from the broader commodities rally during the first half of 2009 and were generally able to mitigate losses as the market rally lost momentum in June.

During the first quarter of 2009, GFS Advisors remained cautiously positioned and added selectively to risk given the high level of uncertainty of the macro environment. Given an improved risk appetite during the second quarter of 2009, GFS Advisors in the Company added to gross exposure while keeping net exposure low relative to historical levels. Despite the rally during the first half of 2009, credit continues to be a favored asset class as GFS Advisors are focused on identifying idiosyncratic opportunities that differentiate between high quality and low quality credit investments in the current environment. Similarly, while mergers and acquisition activity picked up during the period, GFS Advisors continued to focus on a few high quality transactions, which have generally been profitable year-to-date.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of June 30, 2009, GFS Trust represented approximately 8% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. GFS Trust returned 1.72% for GFS Trust interests for the three months ended June 30, 2009. Performance information for GFS Trust for the six months ended June 30, 2009 cannot be provided because GFS Trust was only formed on March 31, 2009. See “— Liquidity and Capital Resources” for a further discussion of GFS Trust.

For the Period from March 31, 2009 (commencement of operations of GFS Trust) through June 30, 2009

Investments in GFS Trust continued to pay down as GFS Advisors took advantage of more liquid markets to sell assets. Several GFS Advisors indicated that they were able to monetize investments at a faster rate than they had previously expected.

Goldman Sachs Global Relative Value, LLC

As of June 30, 2009, GRV represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. GRV returned 2.26% and 3.07%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2009.

The managing member of GRV notified its investors (including the Company), by letter dated June 15, 2009, that it had begun the process of liquidating GRV’s portfolio and that investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “— Liquidity and Capital Resources.”

For the Three Months Ended June 30, 2009

Relative value strategies were generally positive in the second quarter of 2009. The GRV Advisor focused on U.S. equity volatility trading generated consistently positive returns, helped by increased diversification across strategies. Emerging market strategies generated positive performance on the back of strength in the respective emerging market regions. Equity market neutral strategies benefitted from positive performance in shorter-term signals and relative value factors, but momentum-based factors detracted from returns during the second quarter of 2009. After the challenging first quarter of 2009, multi-strategy GRV Advisors contributed positively to performance in the second quarter of 2009, helped in part by a recovery in credit markets.

For the Six Months Ended June 30, 2009

Overall, relative value strategies were positive in the first half of 2009. The GRV Advisor focused on U.S. equity volatility trading was the strongest performer, as equity option volumes were sufficiently high to allow for good trading opportunities. Fixed income strategies generated positive results, with strategies in Asia outperforming. Emerging markets strategies generated gains in sovereign and corporate debt in Eastern European countries. Equity market neutral strategies were mixed as traditional value and momentum factors underperformed and fundamental and shorter term signals and event factors generated positive results. Multi-strategy GRV Advisors were mixed over the period as losses in credit and distressed strategies outpaced gains in convertibles trading.

GRV Advisors that employ strategies that benefit from elevated volatility levels, such as volatility trading and equity market neutral, are optimistic about the current opportunity set. Emerging markets and multi-strategy GRV Advisors continue to be cautious and focused on nimble trading of liquid instruments going forward.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2009, GTT represented approximately 20% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. GTT returned 1.49% and 2.54%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2009.

For the Three Months Ended June 30, 2009

Tactical trading experienced positive performance in the second quarter of 2009; performance was close to flat in April; and May’s strong returns more than offset losses experienced in June.

Within managed futures strategies, shorter-term strategies outperformed longer-term trend followers. May was a strong month for managed futures GTT Advisors, as GTT Advisors were able to take advantage of trends across asset classes, especially within commodities and currencies as the S&P GSCI Commodity Index rose almost 20% and the U.S. Dollar was down over 6%.

Both managed futures and macro GTT Advisors gave back some of May’s profits as markets reversed in June. Long positions in precious metals and short positions in the U.S. Dollar led to losses in June. After a strong May, gold and silver were down 5% and 13% in June, respectively. Following May’s losses, the U.S. Dollar gained 1% in June. Macro GTT Advisors continue to focus on nimble trading with moderate risk exposures, resulting in less volatile performance than managed futures GTT Advisors during the second quarter of 2009.

Emerging market strategies generated positive performance on the back of strength in the respective emerging market regions and the JP Morgan Emerging Markets Bond Index was up over 10% in the second quarter of 2009.

For the Six Months Ended June 30, 2009

Tactical trading strategies experienced positive performance in the first half of 2009, as the gains in macro strategies outpaced the losses in trend-following strategies.

Trend-followers’ returns were fairly muted during January and February, but trend reversals in March led to losses for the first quarter of 2009. Within macro strategies, currency trading returns were mixed. Developed currency trading in the U.S. Dollar and the Euro was profitable early in the first quarter of 2009 but proved more challenging for some GTT Advisors in March, particularly around the mid-month announcement from the U.S. Federal Reserve on quantitative easing. Macro commodity trading produced similar results, with some GTT Advisors giving back gains in March. Fixed income trading generated positive returns overall, while performance in equities was more muted.

The reversals that occurred in March led to trends in April and May leading to strong returns for GTT Advisors. Within managed futures strategies, shorter-term strategies outperformed longer-term trend followers. Managed futures focused GTT Advisors benefited across asset classes deriving particularly strong returns from commodities and currencies.

Market reversals in June led both managed futures and macro GTT Advisors to give back some of their previous gains. Losses were driven by long positions in precious metals and short positions in the U.S. Dollar. GTT Advisors were still able to preserve some of their previous gains to finish the first half of 2009 in positive territory.

Goldman Sachs HFP Opportunistic Fund, LLC

As of June 30, 2009, HFPO represented approximately 3% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2009. HFPO returned 3.42% and 6.48%, respectively, for Class A Series 1 units for the three and six months ended June 30, 2009.

For the Three and Six Months Ended June 30, 2009

During the second quarter and the first half of 2009, the tactical trading HFPO Advisor generated positive performance, driven by gains in discretionary macro strategies. Energy and asset-backed trading strategies were also positive contributors during the second quarter and the first half of 2009, while the equity arbitrage strategy detracted from such tactical trading HFPO Advisor’s performance. The equity long/short HFPO Advisor generated strong returns in the second quarter and the first half of 2009 with relatively conservative exposures. Such equity long/short HFPO Advisor continued to profit from stock selection, rather than directional market bets. Such equity long/short HFPO Advisor’s long positions performed well in the second quarter and the first half of 2009; however the market rally led to some losses in the short position portfolio. Despite losses from the short positions, such equity long/short HFPO Advisor continued to believe that many of its short position remain compelling opportunities with poor fundamentals or poor business models.

Performance for the Three and Six Months Ended June 30, 2008

The Company’s net trading profit/(loss) for the three and six months ended June 30, 2008 was $22,542,434 and $14,900,237, respectively, compared to net trading profit/(loss) for the three and six months ended June 30, 2007 of $33,486,055 and $58,704,719, respectively.

Overview

The second quarter of 2008 was a positive period for Advisors despite very challenging conditions in equity markets. All of the Investment Sectors finished the second quarter in positive territory. Advisors in GELS and GFS experienced gains from long exposure to energy and materials related companies and short exposure to the financials sector. Commodities trading and volatility trading strategies were the largest contributors to performance for GTT, GRV, and HFPO in the second quarter. The table below illustrates the portfolio weighting of each Investee as of June 30, 2008 as well as each Investee’s net return for the three and six months ended June 30, 2008.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a% of	as a% of Adjusted	June 30, 2008	June 30, 2008
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	30.97%	30.09%	4.00%	(0.22)%
GFS	37.66%	36.59%	3.71%	1.41%
GRV	9.46%	9.20%	1.09%	2.76%
GTT	18.17%	17.65%	2.66%	9.77%
HFPO	4.98%	4.84%	2.28%	(2.50)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $21,029,479 at June 30, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Comparison of Selected Financial Information for the Three and Six Months Ended June 30, 2009 and June 30, 2008

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2009 was $53,909 and $134,268, respectively, compared to interest and dividend income for the three and six months ended June 30, 2008 of $75,505 and $168,227, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and six months ended June 30, 2009 was $1,842,841 and $3,784,613, respectively, compared to the management fee for the three and six months ended June 30, 2008 of $2,243,364 and $4,415,987, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month-end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the decrease in the expense was due to fluctuations in the Company’s net assets for the six months ended June 30, 2009 compared to the same period in 2008.

Interest expense for the three and six months ended June 30, 2009 was $20,222 and $40,222, respectively, compared to interest expense for the three and six months ended June 30, 2008 of $20,223 and $40,445, respectively.

Professional fees for the three and six months ended June 30, 2009 were $290,716 and $536,143, respectively, compared to professional fees for the three and six months ended June 30, 2008 of $342,956 and $508,442, respectively. The increase in professional fees for the six months ended June 30, 2009 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered company.

Miscellaneous expenses for the three and six months ended June 30, 2009 were $46,607 and $83,657, respectively, compared to miscellaneous expenses for the three and six months ended June 30, 2008 of $82,210 and $119,026, respectively.

Incentive Allocation

Incentive allocation for the three and six months ended June 30, 2009 was $21,038 and $21,852, respectively, compared to incentive allocation for the three and six months ended June 30, 2008 of $517,864 and $520,076, respectively.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. The GFS Trust does not provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2008 and the first two quarters of 2009. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of June 30, 2009, approximately 11% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

The managing member of GFS, GS HFS, recently created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from the Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of June 30, 2009 was an amount equal to 8.18% of the Company’s net assets. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at June 30, 2009.

The managing member of GRV notified its investors (including the Company), by letter dated June 15, 2009, that it had begun the process of liquidating GRV’s portfolio, and that investors in GRV (including the Company), will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. As of June 30, 2009, GRV represented approximately 5% of the Company’s adjusted members’ equity and the fair value of the Company’s investments in GRV was $30,112,446. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

The Company received subscriptions from new and existing investors of $10,091,298 and $19,091,298, respectively, during the three and six months ended June 30, 2009 and of $49,438,000 and $79,356,266, respectively, during the three and six months ended June 30, 2008.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the recent period investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure during a very volatile period.

The Company paid out redemptions in the amount of $51,670,155 and $80,653,048 during the three and six months ended June 30, 2009, respectively, and $28,695,211 and $51,403,356 during the three and six months ended June 30, 2008, respectively. The Company had Redemptions payable in the amount of $28,854,943 at June 30, 2009 and $28,982,893 at December 31, 2008. The Company funded the redemptions made in January, April, July and October 2008 and in January and April 2009 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in July 2009 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of June 30, 2009 and December 31, 2008, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults.

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

As of June 30, 2009, the Company had Cash and cash equivalents on hand of $76,489,587. As of December 31, 2008, the Company had Cash and cash equivalents on hand of $26,943,800. The increase in Cash and cash equivalents held by the Company at June 30, 2009 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of June 30, 2009 were $524,149,907 as compared to $614,788,663 as of December 31, 2008. The decrease was primarily due to net redemptions made by the Company from the Investment Funds during the six months ended June 30, 2009, partially offset by net trading profit.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2009 was $1,842,840 as compared to $2,017,653 as of December 31, 2008. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company, together with borrowings under the Credit Facility, are adequate to fund its operations and liquidity requirements.

The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investee level, given that GRV’s and GFS’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS’ Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In addition, as HFPO employs a broad range of alternative investment strategies primarily within one or more of the Investment Sectors, HFPO’s Advisors could experience similar effects from changes in inflation depending on the particular strategy employed. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS No. 165”). This standard requires disclosure in the financial statements to reflect the effects of subsequent events that provide additional information on conditions about the financial statements as of the balance sheet date (recognized subsequent events) and disclosure of subsequent events that provide additional information about conditions after the balance sheet date if the financial statements would otherwise be misleading (unrecognized subsequent events). FAS No. 165 is effective for interim and annual financial statements issued for fiscal years ending after June 15, 2009. For purposes of inclusion in the financial statements, management has concluded that subsequent events after the Balance Sheet date are evaluated through the filing date, the date that the financial statements were issued.

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

For the six months ended June 30, 2009 and the fiscal year ended December 31, 2008, the fair value of the Company’s investments in the Investees was determined by the following valuation techniques:

June 30, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.10%	32.97%
GFS	—%	25.60%
GFS Trust	—%	8.88%
GRV	—%	5.75%
GTT	—%	22.90%
HFPO	—%	3.80%

Total	0.10%	99.90%

December 31, 2008

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.10%	29.55%
GFS	—%	34.51%
GRV	1.30%	8.31%
GTT	—%	19.38%
HFPO	—%	6.85%

Total	1.40%	98.60%

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

The valuation provisions of the Company’s amended limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

There has not been a situation during the periods contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investees had invested was not complete or was inaccurate.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of June 30, 2009 and as of December 31, 2008, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2009 to June 30, 2009 and from January 1, 2008 to December 31, 2008. Because of the speculative nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2009
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investees	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	30.47%		29.00%		$173,359,675	$11.0	(3)
GFS	23.59%		22.45%		134,223,514	7.8	(4)
GFS Trust	8.18%		7.78%		46,528,438	0.8	(5)
GRV	5.29%		5.04%		30,112,446	1.1	(6)
GTT	21.10%		20.08%		120,019,825	2.9	(7)
HFPO	3.50%		3.33%		19,906,009	1.2	(4)

Total	92.13	%(10)	87.68	%(9)	$524,149,907	$24.8

	Year Ended December 31, 2008
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investees	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	29.89%		28.53%		$182,311,620	$(37.4)	(3)
GFS	34.79%		33.21%		212,189,214	(49.4)	(4)
GRV	9.68%		9.24%		59,060,101	(6.3)	(6)
GTT	19.53%		18.65%		119,121,670	3.2	(7)
HFPO	6.91%		6.59%		42,106,058	(1.7)	(4)

Total	100.80	%(8)	96.22	%(9)	$614,788,663	$(91.6)

(1)	Member’s equity, used in the calculation of the investments as a percentage of member’s equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,854,943 that was payable at June 30, 2009 and $28,982,893 that was payable at December 31, 2008.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying managers.

(6)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected Redemptions payable on the balance sheet date.

(9)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,854,943 that was payable at June 30, 2009 and $28,982,893 that was payable at December 31, 2008.

(10)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2009, the Managing Member had full position level transparency for approximately 26% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investees. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. Beginning in the third quarter of 2008, the Company has been using an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investee relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. GFS Trust’s maximum risk of loss is limited to the assets transferred to GFS Trust. The risks involved are more fully described in the Company’s Form 10-K.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are more fully described in the Company’s Form 10-K.

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 12-29 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. The risks involved are more fully described in the Company’s Form 10-K.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investees were 29% GELS, 22% GFS, 8% GFS Trust, 5% GRV, 20% GTT and 3% HFPO as of June 30, 2009 as a percentage of adjusted members’ equity, which excluded redemptions paid after June 30, 2009. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

As the GRV portfolio is liquidated over time, the weighting of GRV as a percentage of the Company’s adjusted members’ equity will decrease. As of June 30, 2009, GRV represented approximately 5% of the Company’s adjusted members’ equity and the fair value of the Company’s investments in GRV was $30,112,446. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2009 to June 30, 2009, aggregate subscriptions totaled $19,091,298. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2009	Class A Series 57	25,000.00	2	$2,500,000
February 1, 2009	Class A Series 58	50,000.00	5	5,000,000
March 1, 2009	Class A Series 59	15,000.00	3	1,500,000
April 1, 2009	Class A Series 60	27,600.00	5	2,760,000
May 1, 2009	Class A Series 61	11,312.98	4	1,131,298
June 1, 2009	Class A Series 62	62,000.00	8	6,200,000

Total		190,912.98	27	$19,091,298

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s amended limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $51,670,155 during the three months ended June 30, 2009.

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

Date: August 14, 2009

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002