Form 10-Q
period 2009-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2009-11-16
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or
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

The Registrant had 4,874,030.99 Units of Limited Liability Company Interests outstanding as of November 16, 2009.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2009 and December 31, 2008

	(Unaudited)			(Audited)
	September 30, 2009			December 31, 2008
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Affiliated Investee(1)	value	equity(2)	equity(3)	value	equity(2)	equity(3)

Goldman Sachs Global Equity Long/Short, LLC	$221,858,815	37.45%	35.36%	$182,311,620	29.89%	28.53%
Goldman Sachs Global Fundamental Strategies, LLC	135,161,025	22.82%	21.54%	212,189,214	34.79%	33.21%
Goldman Sachs Global Fundamental Strategies Asset Trust	47,479,591	8.01%	7.57%	—	—	—
Goldman Sachs Global Relative Value, LLC	8,284,834	1.40%	1.32%	59,060,101	9.68%	9.24%
Goldman Sachs Global Tactical Trading, LLC	153,083,454	25.84%	24.40%	119,121,670	19.53%	18.65%
Goldman Sachs HFP Opportunistic Fund, LLC	20,871,103	3.52%	3.33%	42,106,058	6.91%	6.59%

Total investments (cost $523,440,401 and $580,410,892, respectively)	$586,738,822	99.04%	93.52%	$614,788,663	100.80%	96.22%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at September 30, 2009 and December 31, 2008.

September 30, 2009 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee(1)	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical
Trading, LLC	GS Global Trading	Managed	$55,130,747	9.31%	8.79%
	Advisors, LLC(4),(7)	Futures

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments (continued)

September 30, 2009 and December 31, 2008

	December 31, 2008 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee(1)	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Fundamental
Strategies, LLC	Eton Park Fund, L.P.(5)	Multi-	$34,543,108	5.66%	5.41%
		Strategy
	Eton Park RE LDC(6)	Multi-	23,832	0.00%	0.00%
		Strategy
Goldman Sachs Global Tactical
Trading, LLC	GS Global Trading	Managed	33,660,348	5.52%	5.27%
	Advisors, LLC(4),(7)	Futures

(1)	Refer to Note 3 to the financial statements for liquidity provisions.

(2)	Members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, “Distinguishing Liabilities from Equity.”

(3)	Adjusted members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $34,982,159 at September 30, 2009 and Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(4)	Affiliated with the Company.

(5)	For the liquid portion of the investment, the liquidity term is as follows: 1/3 after a 3.5 year holding period, 1/3 after a 4.5 year holding period, 1/3 after a 5.5 year holding period.

(6)	For the liquid portion of the investment, the liquidity term is annual after a 2 year holding period.

(7)	The liquidity term is monthly on 45 days’ notice, or at the sole discretion of the Managing Member.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $523,440,401 and $580,410,892, respectively)	$586,738,822	$614,788,663
Receivable for redemptions from investments in affiliated Investees	1,865,054	—
Cash and cash equivalents	41,905,995	26,943,800

Total assets	$630,509,871	$641,732,463

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$34,982,159	$28,982,893
Due to managing member	1,880,091	2,017,653
Interest payable	6,667	6,889
Accrued expenses and other liabilities	1,242,716	788,957

Total liabilities	38,111,633	31,796,392
Members’ equity (units outstanding 4,705,930.96 and 5,040,063.11, respectively)	592,398,238	609,936,071

Total liabilities and members’ equity	$630,509,871	$641,732,463

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss) on investments	$529,099,817	$575,558,300
Accumulated net unrealized profit/(loss) on investments	63,298,421	34,377,771

Total members’ equity	$592,398,238	$609,936,071

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2009 and September 30, 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income from trading:
Realized and unrealized profit/(loss) on investments in affiliated Investees:
Net realized profit/(loss)	$1,985,553	$12,250,438	$24,726,709	$36,453,637
Net change in unrealized profit/(loss)	23,721,325	(76,924,353)	25,741,413	(86,227,315)

Net trading profit/(loss)	25,706,878	(64,673,915)	50,468,122	(49,773,678)
Interest and dividend income	15,275	98,932	149,543	267,159
Expenses:
Management fee	1,880,090	2,204,889	5,664,703	6,620,876
Professional fees	241,440	304,485	777,583	812,927
Interest expense	20,445	20,444	60,667	60,889
Miscellaneous expenses	42,468	43,419	126,125	162,445

Total expenses	2,184,443	2,573,237	6,629,078	7,657,137

Net investment income/(loss)	(2,169,168)	(2,474,305)	(6,479,535)	(7,389,978)

Net income/(loss)	23,537,710	(67,148,220)	43,988,587	(57,163,656)
Less: Incentive allocation to the Managing Member	73,185	(505,602)	95,037	14,474

Net income/(loss) available for pro-rata allocation to members	$23,464,525	$(66,642,618)	$43,893,550	$(57,178,130)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2009 (Unaudited)
and the year ended December 31, 2008 (Audited)

	Managing			Total
	members’	Members’	Members’	members’
	equity	units	equity	equity

Members’ equity at December 31, 2007	$—	4,588,504.15	$680,784,082	$680,784,082
Subscriptions	—	1,242,512.66	124,251,266	124,251,266
Redemptions	(14,474)	(655,466.41)	(93,860,012)	(93,874,486)
Share class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(101,239,265)	(101,239,265)

Members’ equity at December 31, 2008	—	5,040,063.11	609,936,071	609,936,071
Subscriptions	—	539,808.37	53,980,837	53,980,837
Redemptions	—	(873,940.52)	(115,507,257)	(115,507,257)
Allocations of net income/(loss):
Incentive allocation	95,037	—	—	95,037
Pro-rata allocation	—	—	43,893,550	43,893,550

Members’ equity at September 30, 2009	$95,037	4,705,930.96	$592,303,201	$592,398,238

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the nine months ended September 30, 2009 and September 30, 2008

	2009	2008

Cash flows from operating activities
Net income/(loss)	$43,988,587	$(57,163,656)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Subscriptions of investments in affiliated Investees	(86,600,000)	(141,000,000)
Proceeds from redemptions from investments in affiliated Investees	165,117,963	120,000,000
Net realized (profit)/loss from investments in affiliated Investees	(24,726,709)	(36,453,637)
Net change in unrealized (profit)/loss of investments in affiliated Investees	(25,741,413)	86,227,315
(Increase)/decrease in operating assets:
Receivable for redemptions from investments in affiliated Investees	(1,865,054)	—
Increase/(decrease) in operating liabilities:
Due to managing member	(137,562)	(720,943)
Interest payable	(222)	(222)
Accrued expenses and other liabilities	453,759	386,385

Net cash from operating activities	70,489,349	(28,724,758)

Cash flows from financing activities
Subscriptions	53,980,837	111,816,266
Redemptions	(109,507,991)	(72,432,835)

Net cash from financing activities	(55,527,154)	39,383,431

Net change in cash and cash equivalents	14,962,195	10,658,673
Cash and cash equivalents at beginning of period	26,943,800	3,425,673

Cash and cash equivalents at end of period	$41,905,995	$14,084,346

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$60,889	$61,111

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Global Fundamental Strategies Asset Trust (Refer to Note 3)	$47,730,311	—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

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

Recent Accounting Developments

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”). In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the Company for the third quarter of 2009 and did not have an effect on the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

Subsequent Events (ASC 855). In May 2009, the FASB issued amended accounting principles related to subsequent events, which codify the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. These amended principles do not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but require disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. These amended principles were effective for the second quarter of 2009. For the third quarter of 2009, management evaluated subsequent events through the filing date. Since these amended principles require only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820). In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles in the second quarter of 2009. Since the Company’s fair value methodologies were consistent with these amended accounting principles, adoption did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 2 –	Significant accounting policies (continued)

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain Investees and requires additional disclosures about interests in Investees. ASU No. 2009-12 is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application of either the measurement provisions or the entire ASU permitted. Because the Company’s current fair value measurement policies are consistent with ASU No. 2009-12, adoption did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows. The Company adopted the fair value provisions of the ASU in the third quarter of 2009 and will adopt the disclosure requirements of the ASU in the fourth quarter.

Use of estimates

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. dollars.

Fair value

The Company is an investment company for financial reporting purposes and accordingly carries its financial assets and liabilities at fair value. Net asset value (“NAV”) per unit is determined by dividing the net assets attributable to each series by that series’ respective number of units outstanding. The fair value of the Company’s assets and liabilities that qualify as financial instruments approximates the carrying amounts presented in the Balance Sheet.

ASC 820 establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

As required by ASC 820, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to; price transparency, the ability to redeem at NAV at the measurement date and the existence of certain restrictions at the measurement date. See “Note 3 — Investments in affiliated Investees” for more information.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 2 –	Significant accounting policies (continued)

Consolidation

During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority-owned Investees.

The following tables summarize the Company’s ownership in the Investees at September 30, 2009 and December 31, 2008:

	September 30, 2009 (Unaudited)
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$221,858,815	$391,283,238	56.70%		$448,650,259	49.45%
GFS	135,161,025	273,244,919	49.47%		360,903,899	37.45%
GFS Trust	47,479,591	131,964,146	35.98%		168,964,146	28.10%
GRV	8,284,834	31,539,209	26.27%		31,539,209	26.27%
GTT	153,083,454	273,578,044	55.96%		288,446,350	53.07%
HFPO	20,871,103	35,151,117	59.38%		35,151,117	59.38%

Total	$586,738,822

	December 31, 2008 (Audited)
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$182,311,620	$531,609,976	34.29%		$597,755,510	30.50%
GFS	212,189,214	700,610,709	30.29%		771,532,813	27.50%
GRV	59,060,101	180,740,040	32.68%		231,754,831	25.48%
GTT	119,121,670	207,502,123	57.41%		256,655,918	46.41%
HFPO	42,106,058	30,841,896	136.52	%(3)	105,841,896	39.78%

Total	$614,788,663

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding Redemptions payable at September 30, 2009 and December 31, 2008, respectively.

(3)	The fair value of the Company’s investment in the Investee exceeded 100% of the Investee’s members’ equity because members’ equity reflected certain accrued liabilities of the Investee, including fees and expenses, and, in addition, also reflected redemptions payable at December 31, 2008. On January 1, 2009, the Company partially redeemed HFPO, reducing the percentage owned by the Company to 39.25% based on the December 31, 2008 HFPO’s equity.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 2 –	Significant accounting policies (continued)

Realized and unrealized profit/(loss) on investments in affiliated Investees

Realized and unrealized profit/(loss) on investments in affiliated Investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3 — Investments” for further information.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase, which are not held for resale, to be cash equivalents. Cash equivalents, consisting of investments in money market funds, are held at financial institutions to which the Company is exposed to credit risk. Money market funds are valued at net asset value per share.

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

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar month or at the sole discretion of the Managing Member. Redemptions from the Company can be made at the end of each calendar quarter, upon 91 days prior written notice after a twelve-month holding period or at such other times as determined in the sole discretion of the Managing Member, as provided for in the Company’s limited liability company agreement.

Income taxes

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company’s taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.

ASC 740 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on an income tax return. The Managing Member has reviewed the tax positions for the open tax years and has determined that the implementation of ASC 740 did not have a material impact on the Company’s financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

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

Note 3 –	Investments in affiliated Investees

The Investment Funds seek capital appreciation over time by investing with certain Advisors that employ a broad range of investment strategies primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to terms and conditions of the respective Investee’s operating agreements. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual Investee. GS HFS is the managing member of each of the Investment Funds. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) from the redemption of investments in Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 3 –	Investments in affiliated Investees (continued)

Performance of the Company in any period is dependent upon the performance in the relevant period by the Investees and the weighted average percentage of the Company’s assets in each of the Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors, the performance of each of their Advisor Funds and the interests held by the GFS Trust. In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios and utilizes the net asset values provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with ASC 820, price transparency and valuation procedures in place, the ability to redeem at NAV at the measurement date, and existence of certain redemption restrictions at the measurement date. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company’s Realized and unrealized profit/(loss) on investments in affiliated Investees for the three and nine months ended September 30, 2009 and September 30, 2008:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2009	2008	2009	2008

GELS	(1)	$8,999,139	$(26,363,336)	$20,047,194	$(27,002,036)
GFS	(2)	8,437,511	(26,094,214)	16,213,359	(22,396,336)
GFS Trust	(3)	951,153	—	1,738,044	—
GRV	(4)	290,351	(3,270,330)	1,342,696	(1,414,260)
GTT	(5)	6,063,629	(8,442,400)	8,961,784	2,463,944
HFPO	(2)	965,095	(503,635)	2,165,045	(1,424,990)

Total		$25,706,878	$(64,673,915)	$50,468,122	$(49,773,678)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of its managing member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of its managing member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying managers.

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member. GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of its managing member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 3 –	Investments in affiliated Investees (continued)

Management fees and incentive allocations/fees

The following table reflects the contractual weighted average Advisor Funds’ management fees and incentive allocation/fee rates at the Investee level for the nine months ended September 30, 2009 and September 30, 2008. The weighted average is based on the period-end fair values of each Advisor’s investment in proportion to the Investee’s total investments. The fee rates used are the actual rates charged by each Advisor.

	September 30, 2009		September 30, 2008
	Management	Incentive	Management	Incentive
Investee	fees	allocations/fees	fees	allocations/fees

GELS	2.19%	17.94%	1.66%	19.78%
GFS	1.31%	14.90%	1.67%	19.81%
GFS Trust	1.17%	13.22%	—	—
GRV	1.57%	16.38%	1.73%	20.84%
GTT	2.06%	20.34%	2.28%	22.31%
HFPO	1.99%	19.89%	1.89%	21.33%

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 3 –	Investments in affiliated Investees (continued)

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of September 30, 2009 was an amount equal to approximately 8% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at September 30, 2009.

Goldman Sachs Global Relative Value, LLC

GRV seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 3 –	Investments in affiliated Investees (continued)

Goldman Sachs HFP Opportunistic Fund, LLC

HFPO’s investment objective is to make opportunistic investments in underlying Advisors in order to (a) increase the weighting of a particular Advisor which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor that is not currently represented in any of the other Investees.

The following table summarizes the cost of the Company’s Investments in the affiliated Investees at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Investee	(Unaudited)	(Audited)

GELS	$198,051,924	$173,053,312
GFS	124,676,900	195,942,328
GFS Trust	42,562,310	—
GRV	8,867,319	62,102,941
GTT	130,558,161	103,502,311
HFPO	18,723,787	45,810,000

Total	$523,440,401	$580,410,892

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value measured at September 30, 2009 and December 31, 2008:

	September 30, 2009 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Global Equity Long/Short	$—	$221,858,815	$—	$221,858,815
Global Event Driven	—	135,161,025	47,479,591	182,640,616
Global Relative Value	—	—	8,284,834	8,284,834
Global Tactical Trading	—	153,083,454	—	153,083,454
Opportunistic	—	20,871,103	—	20,871,103

Total	$—	$530,974,397	$55,764,425	$586,738,822

	December 31,
	2008 (Audited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Global Equity Long/Short	$—	$182,311,620	$—	$182,311,620
Global Event Driven	—	212,189,214	—	212,189,214
Global Relative Value	—	59,060,101	—	59,060,101
Global Tactical Trading	—	119,121,670	—	119,121,670
Opportunistic	—	42,106,058	—	42,106,058

Total	$—	$614,788,663	$—	$614,788,663

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 3 –	Investments in affiliated Investees (continued)

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $41,884,030 and $26,924,486, which were classified as Level 1 assets as of September 30, 2009 and December 31, 2008, respectively.

The following tables set forth a summary of changes in fair value of the Company’s Level 3 investments for the three months ended September 30, 2009:

	Investee by investment strategy:
	Global Event Driven	Global Relative Value
	(Level 3) (Unaudited)	(Level 3) (Unaudited)

Balance at beginning of the period	$46,528,438	$—
Net realized gain/(loss) from investments	—	(1,209,884)
Net change in unrealized gain/(loss) on investments held at September 30, 2009	951,153	290,351
Net purchases/(sales)	—	(20,908,079)
Net Level 3 transfers in/(out)	—	30,112,446

Balance at end of the period	$47,479,591	$8,284,834

The following tables set forth a summary of changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2009:

	Investee by investment strategy:
	Global Event Driven	Global Relative Value
	(Level 3) (Unaudited)	(Level 3) (Unaudited)

Balance at beginning of the period	$—	$—
Net realized gain/(loss) from investments	—	(1,209,884)
Net change in unrealized gain/(loss) on investments held at September 30, 2009	1,738,044	290,351
Net purchases/(sales)	45,741,547	(20,908,079)
Net Level 3 transfers in/(out)	—	30,112,446

Balance at end of the period	$47,479,591	$8,284,834

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs an indirect monthly administration fee ranging between 0.04% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20%. The administration fee is charged at the Investee level and is included in Realized and unrealized profit/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended September 30, 2009 and September 30, 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $77,328 and $84,733, respectively. For the nine months ended September 30, 2009 and September 30, 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $218,160 and $254,686, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

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

Operational risk

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of monitoring the Company’s operational risk.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company provides for the subscription and redemption of units and it is therefore exposed to the liquidity risk of meeting member redemptions.

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investment Funds. However, the Company’s investments in the Investment Funds may only be redeemed on a limited basis. GFS Trust and GRV do not provide investors with a voluntary redemption right as detailed in “Note 3 — Investments.” As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements, or to respond to specific events such as deterioration in the creditworthiness of any particular Investment Fund.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 5 –	Risk management (continued)

To mitigate some of the liquidity risks described above, the Company currently maintains a committed credit facility with a financial institution which may be used to meet member redemptions. See “Note 7 — Borrowing facility” for further information. Additionally, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests in the Managing Member’s sole discretion.

Certain of the investments held by the Investees may have liquidity exposure related to the Advisors’ estimates of the recovery value of these claims against Lehman Brothers Holdings, Inc. and for certain of its subsidiaries and affiliates (“Lehman”), including cash claims involving amounts owed to the Advisors by Lehman and/or proprietary claims involving the recovery of Advisors’ assets held by Lehman at the time of its insolvency. These estimates are based on information received from the majority, but not all, of the Advisor Funds’, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered in respect of the Advisors’ claims against Lehman could be materially different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets.

Certain of the investments held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment with the Advisor into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of September 30, 2009 and December 31, 2008, approximately 12% and 10%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

Note 6 –	Related parties

The Due to managing member liability in the Balance Sheet represents management fees due to GS HFS at September 30, 2009 and December 31, 2008.

For the period from January 1, 2009 to September 30, 2009, the Company earned dividends of $149,543 from investments in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At September 30, 2009, the Company held investments in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund with fair value of $31,699,402 and $10,184,628, respectively. At December 31, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund with fair value of $26,924,486.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisors. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisors.

Directors and executive officers of the Managing Member owned less than 1% of the Company’s equity at September 30, 2009 and December 31, 2008. Employees of GS & Co. owned approximately 2% of the Company’s equity at September 30, 2009 and December 31, 2008.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 7 –	Borrowing facility

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000, which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. The interest rate on borrowings outstanding is equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00% per annum. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. The commitment fees and the interest related to borrowing are included in Interest expense on the Statement of Operations. The Company had no outstanding borrowings at September 30, 2009 or December 31, 2008. Included in Interest payable on the Balance Sheet are amounts owed for interest and commitment fees.

Note 8 –	Members’ equity

At September 30, 2009 and December 31, 2008, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	—	$—	295,317.71	$45,148,615
Series 33	—	—	(10,000.00)	(1,115,107)
Series 34	—	—	(10,010.00)	(1,098,794)
Series 35	—	—	(27,595.00)	(3,005,067)
Series 36	—	—	(37,000.00)	(3,993,991)
Series 37	—	—	(34,000.00)	(3,611,289)
Series 38	—	—	(38,700.00)	(4,022,981)
Series 39	—	—	(31,750.00)	(3,283,841)
Series 40	—	—	(51,000.00)	(5,280,566)
Series 41	—	—	(75,000.00)	(7,918,349)
Series 42	—	—	(54,000.00)	(5,608,852)
Series 43	—	—	(27,750.00)	(2,785,064)
Series 44	—	—	(34,000.00)	(3,424,714)

Total	—	$—	(135,487.29)	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 8 –	Members’ equity (continued)

	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
	Units	Amount	Units	Amount

Subscriptions
Class A
Series 45	—	$—	77,622.13	$7,762,213
Series 46	—	—	149,310.53	14,931,053
Series 47	—	—	72,250.00	7,225,000
Series 48	—	—	126,500.00	12,650,000
Series 49	—	—	145,800.00	14,580,000
Series 50	—	—	222,080.00	22,208,000
Series 51	—	—	126,300.00	12,630,000
Series 52	—	—	108,750.00	10,875,000
Series 53	—	—	89,550.00	8,955,000
Series 54	—	—	81,850.00	8,185,000
Series 55	—	—	22,500.00	2,250,000
Series 56	—	—	20,000.00	2,000,000
Series 57	25,000.00	2,500,000	—	—
Series 58	50,000.00	5,000,000	—	—
Series 59	15,000.00	1,500,000	—	—
Series 60	27,600.00	2,760,000	—	—
Series 61	11,312.98	1,131,298	—	—
Series 62	62,000.00	6,200,000	—	—
Series 63	66,712.98	6,671,298	—	—
Series 64	36,650.00	3,665,000	—	—
Series 65	54,137.27	5,413,727	—	—
Series 66	95,580.88	9,558,088	—	—
Series 67	1,367.32	136,732	—	—
Series 68	57,080.94	5,708,094	—	—
Series 69	20,861.87	2,086,187	—	—
Series 70	6,848.67	684,867	—	—
Series 71	1,403.93	140,393	—	—
Series 72	6,915.70	691,570	—	—
Series 73	1,335.83	133,583	—	—

Total	539,808.37	$53,980,837	1,242,512.66	$124,251,266

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 8 –	Members’ equity (continued)

	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
	Units	Amount	Units	Amount

Redemptions
Class A
Series 1	791,429.67	$107,923,206	649,166.41	$93,316,375
Series 45	18,500.00	1,619,229	6,300.00	543,637
Series 46	21,057.64	1,867,528	—	—
Series 48	5,000.00	453,200	—	—
Series 50	5,000.00	440,823	—	—
Series 52	4,493.50	422,965	—	—
Series 53	15,976.88	1,523,659	—	—
Series 54	12,482.83	1,256,647	—	—

Total	873,940.52	$115,507,257	655,466.41	$93,860,012

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 8 –	Members’ equity (continued)

At September 30, 2009 and December 31, 2008, members’ equity consisted of the following:

	September 30, 2009			December 31, 2008
	(Unaudited)			(Audited)
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit

Non-managing members
Class A
Series 1	3,012,420.78	$427,942,545	$142.06	3,803,850.45	$501,818,748	$131.92
Series 45	52,822.13	4,908,296	92.92	71,322.13	6,154,499	86.29
Series 46	128,252.89	12,126,401	94.55	149,310.53	13,110,185	87.80
Series 47	72,250.00	6,691,030	92.61	72,250.00	6,213,647	86.00
Series 48	121,500.00	11,453,971	94.27	126,500.00	11,074,495	87.55
Series 49	145,800.00	13,616,343	93.39	145,800.00	12,644,862	86.73
Series 50	217,080.00	19,905,558	91.70	222,080.00	18,911,135	85.15
Series 51	126,300.00	11,574,508	91.64	126,300.00	10,748,705	85.10
Series 52	104,256.50	9,813,480	94.13	108,750.00	9,506,109	87.41
Series 53	73,573.12	7,016,415	95.37	89,550.00	7,930,768	88.56
Series 54	69,367.17	6,983,197	100.67	81,850.00	7,654,640	93.52
Series 55	22,500.00	2,350,464	104.47	22,500.00	2,187,676	97.23
Series 56	20,000.00	2,126,130	106.31	20,000.00	1,980,602	99.03
Series 57	25,000.00	2,682,467	107.30	—	—
Series 58	50,000.00	5,321,715	106.43	—	—
Series 59	15,000.00	1,599,116	106.61	—	—
Series 60	27,600.00	2,943,182	106.64	—	—
Series 61	11,312.98	1,197,793	105.88	—	—
Series 62	62,000.00	6,440,645	103.88	—	—
Series 63	66,712.98	6,925,214	103.81	—	—
Series 64	36,650.00	3,763,865	102.70	—	—
Series 65	54,137.27	5,491,590	101.44	—	—
Series 66	95,580.88	9,702,793	101.51	—	—
Series 67	1,367.32	138,802	101.51	—	—
Series 68	57,080.94	5,794,511	101.51	—	—
Series 69	20,861.87	2,117,771	101.51	—	—
Series 70	6,848.67	695,236	101.51	—	—
Series 71	1,403.93	142,518	101.51	—	—
Series 72	6,915.70	702,039	101.51	—	—
Series 73	1,335.83	135,606	101.51	—	—

Subtotal	4,705,930.96	592,303,201		5,040,063.11	609,936,071

Managing member		95,037			—

Total members’ equity		$592,398,238			$609,936,071

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2009

Note 9 –	Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$136.59	$154.91	$131.92	$152.88
Income from operations:
Net trading profit/(loss)	5.98	(13.44)	11.60	(10.24)
Net investment income/(loss)(1)(2)	(0.51)	(0.41)	(1.46)	(1.58)

Net income/(loss)	5.47	(13.85)	10.14	(11.82)

Net asset value, end of period	$142.06	$141.06	$142.06	$141.06

Ratios to average net assets(3)
Expenses	1.44%	1.45%	1.47%	1.44%
Incentive allocation	0.00%	(0.07)%	0.00%	0.00%

Total expenses and incentive allocation	1.44%	1.38%	1.47%	1.44%

Net investment income/(loss)(2)	(1.43)%	(1.32)%	(1.43)%	(1.39)%

Total return (prior to incentive allocation)(4)	4.01%	(9.01)%	7.68%	(7.73)%
Incentive allocation(4)	0.00%	0.07%	0.00%	0.00%

Total return(4)	4.01%	(8.94)%	7.68%	(7.73)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average net assets are calculated by dividing total expenses and net investment income/(loss), respectively, by the average month end net assets for the period. The ratios to average net assets calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average net assets for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios, with the exception of the incentive allocation, are annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The total return is not annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2009, the Company had total assets of $630,509,871 compared with total assets of $641,732,463 as of December 31, 2008. Total liabilities of the Company were $38,111,633 as of September 30, 2009 compared with $31,796,392 as of December 31, 2008. Member’s equity of the Company was $592,398,238 as of September 30, 2009 compared with $609,936,071 as of December 31, 2008.

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

The performance described herein is based in part on estimates of the recovery value of the Advisors’ claims against Lehman Brothers Holdings, Inc. and for certain of its subsidiaries and affiliates (“Lehman”), including cash claims involving amounts owed to the Advisors by Lehman and/or proprietary claims involving the recovery of Advisors’ assets held by Lehman at the time of its insolvency. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered in respect of the Advisor’s claims against Lehman could be materially different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s Members’ Equity.

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

GRV ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisors. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “— Liquidity and Capital Resources” and ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management.”

The Company’s results depend on the Managing Member, including in its capacity as managing member of each of the Investment Funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the Investment Sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company’s investments and since the Company’s investments in the Investment Funds are managed to seek to eliminate or reduce the impact of general economic or seasonal conditions. In addition, the Company’s past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

The following presents a summary of the operations for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008, and a general discussion of each Investee’s performance during those periods.

Performance for the Three and Nine Months Ended September 30, 2009

The Company’s Net trading profit/(loss) for the three and nine months ended September 30, 2009 was $25,706,878 and $50,468,122, respectively, compared to the Company’s Net trading profit/(loss) for the three and nine months ended September 30, 2008 of $(64,673,915) and $(49,773,678), respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. HFP Advisors continued to perform well in the third quarter amid strong performance from equity and credit markets around the world, and improving economic data. In equity markets the S&P 500 Index rose 15.2% over the quarter, while in Europe the FTSE EuroFirst 300 Index climbed 17.3%. In credit markets, performance was strong though not as strong as the second quarter of 2009, as the Credit Suisse High Yield Index rose 14.1% and the S&P Leveraged Loan 100 Index climbed 10.2%. While gross and net exposures remained low in a historic context, HFP Advisors continued to increase risk over the course of the third quarter, as confidence grew that conditions were stabilizing. Though many HFP Advisors remained cautious on the longer term economic outlook, a number of HFP Advisors felt that improved differentiation between sectors and themes towards the end of the third quarter was a positive development in terms of the opportunity set for hedge funds going forward.

Global markets experienced a meaningful improvement in conditions over the first three quarters of 2009. After difficult starts to the year, equity and credit markets rallied forcefully; by the end of September 2009, the S&P 500 Index was up 13.0% year-to-date, while in credit, leveraged loan and high yield markets were up 42.1% and 37.4% respectively (as represented by the S&P Leveraged Loan 100 Index and the Credit Suisse High Yield Index). Having entered the year defensively positioned HFP Advisors protected capital well in the early part of the year, but as a result, HFP Advisors missed some of the early part of these rallies as they only gradually increased exposures. As 2009 progressed, HFP Advisors built confidence that conditions were normalizing and began to selectively increase exposures accordingly, thereby participating more in the upside of these markets. Elsewhere, a lack of clear trends made conditions challenging for some strategies, but a number of HFP Advisors were able to opportunistically take advantage of macro developments, particularly in trading fixed income markets. Though many remained cautious on the longer term economic outlook, a number of HFP Advisors felt that improved differentiation between sectors and themes towards the end of the third quarter of 2009 was a positive development in terms of the opportunity set for hedge funds going forward.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each Investee as of September 30, 2009 as well as each Investee’s net return for the three and nine months ended September 30, 2009.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	as a % of Adjusted	September 30, 2009	September 30, 2009
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	37.45%	35.36%	4.39%	11.40%
GFS	22.82%	21.54%	6.66%	12.68%
GFS Trust	8.01%	7.57%	2.04%	3.80	%(4)
GRV	1.40%	1.32%	2.46%	5.60%
GTT	25.84%	24.40%	4.33%	6.98%
HFPO	3.52%	3.33%	4.85%	11.64%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $34,982,159 at September 30, 2009.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT, Class A Series 1 units for HFPO and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

(4)	GFS Trust commenced operations on March 31, 2009. The return is for the period from March 31, 2009 to September 30, 2009.

For the three and nine months ended September 30, 2009, the Company’s Class A Series 1 units returned 4.01% and 7.68%, respectively, net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the three and nine months ended September 30, 2009 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2009, GELS represented approximately 35% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. GELS returned 4.39% and 11.40%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2009.

For the Three Months Ended September 30, 2009

GELS Advisors generated positive performance in the third quarter of 2009, benefiting from the broad-based rally in global equity markets during the third quarter of 2009. Throughout the third quarter of 2009, top performing GELS Advisors included those with the highest levels of net exposure, particularly in levered, high beta sectors that benefited the most from the economic recovery. Such beta sectors included financials, industrials, materials, and consumer discretionary. GELS Advisors were also able to generate gains from strong stock selection as a number of companies reported strong quarterly earnings and positive outlooks, driving price appreciation. The trading positions that experienced the greatest declines during the third quarter of 2009 were short positions. More conservatively positioned GELS Advisors with high levels of short exposure and long exposure concentrated in more defensive sectors like healthcare, consumer staples, media/telecom, and utilities were typically among the poorer performers during the third quarter of 2009.

Throughout the third quarter of 2009, GELS Advisors increased their gross and net exposure levels and finished the third quarter of 2009 with the highest levels of gross and net exposure they have had thus far in 2009. Strong company quarterly results and increasingly encouraging economic data gave GELS Advisors comfort to selectively add long exposure and increase position sizes during the third quarter of 2009. However, many GELS Advisors continued to have concerns about select sectors of the global economy and the possibility of a market correction given the strong performance of equities year-to-date. As a result, many GELS Advisors continued to maintain very liquid portfolios to enable them to actively adjust exposures as new data emerges and market sentiment transforms. It should be noted that exposure levels, while higher, still remain well below historical peaks.

For the Nine Months Ended September 30, 2009

GELS Advisors started 2009 with a strong first quarter as they outperformed developed market equity indices. During this time, GELS Advisors largely continued to operate with lower levels of gross and net exposure, which helped them preserve capital and limit portfolio volatility in the challenging market environment of 2008. Throughout the first quarter of 2009 equity markets experienced a wide dispersion of both intra and inter-sector performance which rewarded GELS Advisors for strong security selection and low levels of net equity exposure as they generated profits from the performance spread between long positions and short positions. Several GELS Advisors in the portfolio were able to take advantage of the weakness in the cyclicals, financials, industrials, and REIT sectors and generated significant gains through short positions. Top performing GELS Advisors also used the market volatility to their advantage by actively trading individual positions and adjusting fund exposures during the market sell-offs and rallies. In the first quarter of 2009, underperforming GELS Advisors tended to have the highest levels of net exposure, particularly in the financials, energy, and industrials sectors. Positive performance for the GELS Advisors continued in the second quarter of 2009 as global equity markets experienced a sustained rally in April and May. In April and May, conservatively positioned GELS advisors tended to underperform those GELS Advisors with higher levels of net exposure and exposure to more cyclical sectors including consumer discretionary, industrials, and financials. Short positions broadly detracted from performance and led to losses by GELS Advisors. However, the equity rally slowed in June and many of the sectors that benefitted from the rally in April and May, such as industrials, metals and banks, traded down during the month. As a result, the more aggressively positioned GELS Advisors with higher levels of net exposure to these sectors realized losses and underperformed their more conservatively positioned peers. Equity markets continued their rally in the third quarter of 2009, with the performance of GELS Advisors very similar to their performance in April and May. Throughout the third quarter of 2009, top performing GELS Advisors included those with the highest levels of net exposure, particularly in levered, high beta sectors that benefited the most from the economic recovery. The trading positions that experienced the greatest declines during the third quarter of 2009 were short positions. More conservatively positioned GELS Advisors with high levels of short exposure and long exposure concentrated in more defensive sectors like healthcare, consumer staples, media/telecom, and utilities were typically among the worst performers.

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2009, GFS represented approximately 22% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. GFS returned 6.66% and 12.68%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2009. On March 31, 2009, the managing member of GFS transferred its interests in certain illiquid assets to GFS Trust for the benefit of its investors. See “— Liquidity and Capital Resources” for a further discussion of GFS Trust.

For the Three Months Ended September 30, 2009

Event Driven strategies continued to produce positive returns over the course of the third quarter of 2009, primarily driven by the strong performance of credit portfolios. GFS Advisors benefitted from persistent strength in credit markets. Through the third quarter of 2009, the high yield market and the leveraged loan market rose 15.0% and 10.5% respectively, attributed by many to strong inflows and the increased confidence in the state of the economy. Positive performance from GFS Advisors can be particularly attributed to strong credit selection and constructive developments in the GFS Advisors’ respective portfolios. Specifically, several GFS Advisors benefited from two restructuring situations involving a large auto-parts producer and a middle market loan provider throughout the third quarter of 2009. While multi-strategy GFS Advisors within the portfolio also generated the bulk of their performance from credit situations, other strategies such as risk arbitrage, convertible arbitrage, and special situations also increased returns. In risk arbitrage, GFS Advisors focused in particular on two pharmaceutical deals which contributed positively to returns over the third quarter of 2009. Several multi-strategy GFS Advisors also continued to manage significant equity portfolios and benefitted from the rally in global equities markets with the S&P 500 Index and MSCI World Index gaining 15.6% and 14.4%, respectively.

Given the speed and magnitude of the credit market rally, many GFS Advisors remained cautious of the immediate economic outlook and started selectively adding to their short exposure. GFS Advisors continued to take advantage of the rally to monetize positions that reached price targets and sought to rotate their portfolios into opportunities with better risk/reward profiles. As they remained cautious of the economic outlook, most credit and multi-strategy GFS Advisors maintained relatively balanced portfolios.

For the Nine Months Ended September 30, 2009

Against the backdrop of a sustained rally in both credit and equity markets year-to-date, the GFS Advisors’ portfolios generated positive returns through September 2009, with consistent positive performance during each quarter of 2009. During this period, the market witnessed a dramatic reversal from the negative spiral at the end of 2008, particularly with the introduction of several government initiatives such as the U.S. Federal Reserve’s quantitative easing plan and the Treasury’s Public-Private Investment Program at the beginning of 2009. GFS Advisors were operating in an environment that witnessed the high yield market rise 49.5%, the leveraged loan market rise 46.1%, the S&P 500 rise 19.3% and the MSCI World Index rise 18.7% through the first three quarters of 2009. While GFS Advisors were able to take advantage of the sustained rally that began in March, many did not fully participate as they remained cautious and were slow to add risk to their portfolios. Not surprisingly, credit strategies were consistent drivers of performance over this time. Outside of credit, merger arbitrage was also a profitable strategy in 2009 with the closing of Rohm and Haas/Dow Chemical and Genentech/Roche during the first quarter of 2009 and the consistent spread tightening of two large pharmaceutical deals throughout the year.

The first half of 2009 was marked with continued macro uncertainty, which led to minimal risk appetite amongst the GFS Advisors. Credit emerged as the favored asset class as most GFS Advisors saw a more attractive risk/reward profile in credit relative to equity. Consequently, as liquidity returned to the secondary credit market, GFS Advisors took the opportunity to realize gains as prices started to rally and began focusing on identifying idiosyncratic opportunities that differentiated between the high quality and low quality names. However, as both the credit and equity markets began to recover, GFS Advisors’ returns generally lagged the broader market rally as they took long positions in higher quality credits at the top of the capital structure and took short positions in lower quality credits, which rallied the most. This was also the case with equities, as most multi-strategy GFS Advisors had little directional exposure to equities and were defensive with their long exposure, lower beta names and had short exposure to higher beta names that rallied the most throughout the first part of 2009. Similarly, as policy responses around the world became more influential in the markets, several GFS Advisors sought to incorporate macro themes when identifying investment opportunities during the first and second quarters of 2009. GFS Advisors who had been incorporating thematic views in their portfolio benefited from the broader commodities rally towards the end of May and were generally able to protect capital as the rally in May lost momentum in June.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of September 30, 2009, GFS Trust represented approximately 8% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. GFS Trust returned 2.04% for the three months ended September 30, 2009. Performance information for GFS Trust for the nine months ended September 30, 2009 cannot be provided because GFS Trust was formed on March 31, 2009. GFS Trust returned 3.80% for the period from March 31, 2009 to September 30, 2009. See “— Liquidity and Capital Resources” for a further discussion of GFS Trust.

For the Period from March 31, 2009 (commencement of operations of GFS Trust) through September 30, 2009

Investments in GFS Trust continued to pay down as GFS Advisors took advantage of more liquid markets to sell assets. Several GFS Advisors indicated that they were able to monetize investments at a faster rate than they had previously expected. There were no distributions made by GFS Trust through September 30, 2009.

Goldman Sachs Global Relative Value, LLC

As of September 30, 2009, GRV represented approximately 1% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. GRV returned 2.46% and 5.60%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2009.

GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidation distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “— Liquidity and Capital Resources.”

For the Three Months Ended September 30, 2009

Relative value strategies were generally positive in the third quarter of 2009. Overall, the GRV Advisors focused on emerging markets contributed positively to performance, helped in particular by strong gains in September. The GRV Advisor focused on Asian fixed income consistently generated positive performance throughout the third quarter 2009. Multi-strategy GRV Advisors experienced a continuation of the second quarter’s positive results as credit and equity derivative markets continued to recover. The GRV Advisor focused on U.S. equity volatility trading also generated positive performance, driven by September’s positive returns that resulted from each of the GRV Advisor’s sub-strategies.

For the Nine Months Ended September 30, 2009

Relative value strategies generated positive returns during the first three quarters of 2009. Emerging markets focused GRV Advisors experienced several months of strong positive performance, resulting in gains overall. The GRV Advisor focused on U.S. equity volatility trading was also a strong contributor to year-to-date returns as equity options volumes created good trading opportunities, while the diversification across strategies also benefited performance. The GRV Advisor focused on fixed income trading in Asia also contributed positively to performance. Multi-strategy GRV Advisors recovered from a difficult first quarter of 2009 to be positive contributors, as continued credit and equity derivative market recoveries benefited the strategies.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2009, GTT represented approximately 24% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. GTT returned 4.33% and 6.98%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2009.

For the Three Months Ended September 30, 2009

GTT experienced positive performance for the third quarter of 2009, posting a gain in each month of trading. Macro strategies outperformed managed futures, although both strategies contributed positively to performance. GTT Advisors generally increased risk over the third quarter of 2009 as year-to-date gains were extended.

Managed futures strategies were positive over the third quarter of 2009 after posting small losses in July. Generally, longer-term trend-followers outperformed shorter-term strategies as many markets experienced large trends over the third quarter of 2009. Equities continued to rally with the MSCI World Index and S&P 500 Index gaining 17.6% and 15.6%, respectively, helping longer-term trend-followers. Currency trading was also a large contributor to performance over the third quarter of 2009; long positions in commodity currencies including the Australian Dollar were profitable as the currency gained 9.5% versus the U.S. Dollar. Fixed income also contributed to performance over the third quarter of 2009 after posting losses during the first half of 2009. Finally, commodities was the only asset class to post negative performance over the third quarter of 2009 led by losses in July and September, predominately due to energy trading. In July, positions in energies including gas, crude, and heating oil hurt GTT Advisors as these markets experienced sharp intra-month reversals. For example, West Texas Intermediate crude oil ended the month of July down only 0.6%, but experienced a 14% sell-off during the beginning of the month. Similarly, large reversals in energy markets hurt trend-followers in September, especially positions in natural gas which gained significantly over the month following sharp declines in August.

Macro strategies were also positive over the third quarter of 2009. Large gains were experienced at the start and end of the third quarter of 2009, while quieter markets led to more muted performance for macro strategies in August. Continuing year-to-date trends, fixed income was one of the largest contributors to performance, especially toward the beginning of the third quarter of 2009 due to long positions at the front-end of global yield curves. GTT Advisors also profited from long equity positions, particularly in the Emerging Markets. Currency trading also proved profitable over the third quarter of 2009 as long positions in commodity and Emerging Market currencies versus the U.S. Dollar continued their upward trend. During the third quarter of 2009, the U.S. Dollar Index lost 1.9%. However, range-bound trading in a number of currencies led to losses in August. Within commodities, long gold positions continued to contribute to the performance of macro strategies as gold gained 8.7% over the third quarter of 2009.

For the Nine Months Ended September 30, 2009

Tactical trading strategies experienced positive performance during the first three quarters of 2009. The strategy posted positive performance in each quarter of 2009, but gains were led by third quarter of 2009 trading as GTT Advisors benefited from the continuation of trends across many markets combined with increased portfolio risk levels.

Managed futures strategies were positive over this period, helped by a strong third quarter of 2009, particularly from long-term trend-followers. Early on in 2009, returns were fairly muted during January and February, but trend reversals in March led to losses for the first quarter of 2009. The second quarter of 2009 saw roughly flat performance; March’s losses led into April and while May was an extremely strong month for the strategy, managed futures GTT Advisors gave back much of May’s gains in June. The third quarter of 2009 was strong as the strategy benefited from a continuation of trends within select markets, particularly within the equity and currency sectors.

Macro GTT Advisors posted strong performance and have outperformed managed futures strategies year-to-date. During the first quarter of 2009, macro GTT Advisors experienced mixed performance, particularly around the mid-March announcement from the U.S. Federal Reserve on quantitative easing. The second quarter of 2009 saw strong performance, particularly in May as GTT Advisors benefited from global yield curve steepeners, long gold positions, and short U.S. Dollar positions. However, some of May’s gains were given back in June trading. The third quarter of 2009 saw very strong performance for macro GTT Advisors, posting gains in each month, although quieter market activity in August caused gains to be more muted as compared to July and September.

Goldman Sachs HFP Opportunistic Fund, LLC

As of September 30, 2009, HFPO represented approximately 3% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2009. HFPO returned 4.85% and 11.64%, respectively, for Class A Series 1 units for the three and nine months ended September 30, 2009.

For the Three Months Ended September 30, 2009

HFPO experienced modest performance in the third quarter of 2009. One of the HFPO Advisors focused on a long/short equity strategy participated in a continued strong equity rally. Exposure to industrials companies in the energy and chemicals spaces contributed to performance. These gains were partially offset by losses generated primarily from the short side of the portfolio. The HFPO Advisor focused on a tactical trading strategy experienced consistently positive performance during the third quarter of 2009, as most of the HFPO Advisor’s sub-strategies generated positive returns throughout the third quarter of 2009, notably the discretionary macro strategy.

For the Nine Months Ended September 30, 2009

HFPO experienced modest performance over the first three quarters of 2009. The HFPO Advisor focused on a long/short equity strategy generated steady returns over the period, increasing the portfolio’s net and gross exposures into a rallying equity market and capturing some of the upside as a result. Exposure to industrial companies in the energy, commodity and chemicals sectors particularly contributed to performance. The HFPO Advisor continued to focus on good security selection as the major driver of returns. The tactical trading HFPO Advisor also contributed positively to performance during the first three quarters of 2009. The HFPO Advisor’s discretionary macro trading was a key driver of returns, but all strategies with the exception of the equity arbitrage strategy were positive over the first three quarters of 2009.

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

	Portfolio Weight	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	as a % of Adjusted	September 30, 2008	September 30, 2008
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	29.79%	29.13%	(11.79)%	(11.98)%
GFS	36.86%	36.05%	(9.62)%	(8.35)%
GRV	10.28%	10.05%	(4.57)%	(1.94)%
GTT	18.25%	17.85%	(6.48)%	2.66%
HFPO	5.28%	5.16%	(1.40)%	(3.87)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $15,166,903 at September 30, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Comparison of Selected Financial Information for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2009 was $15,275 and $149,543, respectively, compared to interest and dividend income for the three and nine months ended September 30, 2008 of $98,932 and $267,159, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The Management fee for the three and nine months ended September 30, 2009 was $1,880,090 and $5,664,703, respectively, compared to the management fee for the three and nine months ended September 30, 2008 of $2,204,889 and $6,620,876, respectively. Because the Management fee is calculated as a percentage of the Company’s net assets as of each month-end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the decrease in the expense was due to fluctuations in the Company’s net assets for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Interest expense for the three and nine months ended September 30, 2009 was $20,445 and $60,667, respectively, compared to interest expense for the three and nine months ended September 30, 2008 of $20,444 and $60,889, respectively.

Professional fees for the three and nine months ended September 30, 2009 were $241,440 and $777,583, respectively, compared to professional fees for the three and nine months ended September 30, 2008 of $304,485 and $812,927, respectively.

Miscellaneous expenses for the three and nine months ended September 30, 2009 were $42,468 and $126,125, respectively, compared to miscellaneous expenses for the three and nine months ended September 30, 2008 of $43,419 and $162,445, respectively.

Incentive Allocation

Incentive allocation for the three and nine months ended September 30, 2009 was $73,185 and $95,037, respectively, compared to incentive allocation for the three and nine months ended September 30, 2008 of $(505,602) and $14,474, respectively. The increase in incentive allocation for three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was due to an increase in net income from operations for the respective periods.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. The GFS Trust does not provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2008 and the first three quarters of 2009. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of September 30, 2009, approximately 12% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees.

The managing member of GFS, GS HFS, recently created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from the Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of September 30, 2009 was an amount equal to approximately 8% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at September 30, 2009.

The managing member of GRV notified its investors (including the Company), by letter dated June 15, 2009, that it had begun the process of liquidating GRV’s portfolio, and that investors in GRV (including the Company), will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. As of September 30, 2009, GRV represented approximately 1% of the Company’s adjusted members’ equity and the fair value of the Company’s investments in GRV was $8,284,834. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

The Company received subscriptions from new and existing investors of $34,889,539 and $53,980,837, respectively, during the three and nine months ended September 30, 2009 and of $32,460,000 and $111,816,266, respectively, during the three and nine months ended September 30, 2008.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the recent period investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $28,854,943 and $109,507,991 during the three and nine months ended September 30, 2009, respectively, and $21,029,479 and $72,432,835 during the three and nine months ended September 30, 2008, respectively. The Company had Redemptions payable in the amount of $34,982,159 at September 30, 2009 and $28,982,893 at December 31, 2008. The Company funded the redemptions made in January, April, July and October 2008 and in January, April, July and October 2009 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in October 2009 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was extended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010. In addition, the Company amended certain terms of the Credit Facility. As of September 30, 2009 and December 31, 2008, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $32,000,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.25% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of September 30, 2009, the Company had Cash and cash equivalents on hand of $41,905,995. As of December 31, 2008, the Company had Cash and cash equivalents on hand of $26,943,800. The increase in Cash and cash equivalents held by the Company at September 30, 2009 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of September 30, 2009 were $586,738,822 as compared to $614,788,663 as of December 31, 2008. The decrease was primarily due to net redemptions made by the Company from the Investment Funds during the nine months ended September 30, 2009, partially offset by net trading profit.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2009 was $1,880,091 as compared to $2,017,653 as of December 31, 2008. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company, together with borrowings under the Credit Facility, are adequate to fund its operations and liquidity requirements.

The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investee level, given that GFS’s and GRV’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS’ Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In addition, as HFPO employs a broad range of alternative investment strategies primarily within one or more of the Investment Sectors, HFPO’s Advisors could experience similar effects from changes in inflation depending on the particular strategy employed. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

Recent Accounting Developments

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”). In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the Company for the third quarter of 2009 and did not have an effect on the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

Subsequent Events (ASC 855). In May 2009, the FASB issued amended accounting principles related to subsequent events, which codify the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. These amended principles do not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but require disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. These amended principles were effective for the second quarter of 2009. For the third quarter of 2009, management evaluated subsequent events through the filing date. Since these amended principles require only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820). In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles in the second quarter of 2009. Since the Company’s fair value methodologies were consistent with these amended accounting principles, adoption did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain Investees and requires additional disclosures about interests in Investees. ASU No. 2009-12 is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application of either the measurement provisions or the entire ASU permitted. Because the Company’s current fair value measurement policies are consistent with ASU No. 2009-12, adoption did not affect the Company’s Balance Sheet, Statements of Operations, Changes in Members’ Equity, and Cash Flows. The Company adopted the fair value provisions of the ASU in the third quarter of 2009 and will adopt the disclosure requirements of the ASU in the fourth quarter.

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

Fair value

The Company’s investments in Investees are subject to the terms and conditions of the operating agreements of the respective Investees. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investee. The Company adopted ASC 820 on January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 to the Company’s financial statements.

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

For the nine months ended September 30, 2009 and the fiscal year ended December 31, 2008, the fair value of the Company’s investments in the Investees was determined by the following valuation techniques:

September 30, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.07%	37.74%
GFS	—%	23.04%
GFS Trust	—%	8.09%
GRV	—%	1.41%
GTT	0.61%	25.48%
HFPO	—%	3.56%

Total	0.68%	99.32%

December 31, 2008

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.10%	29.55%
GFS	—%	34.51%
GRV	1.30%	8.31%
GTT	—%	19.38%
HFPO	—%	6.85%

Total	1.40%	98.60%

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

The valuation provisions of the Company’s limited liability company agreement and the limited liability company agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

During the periods contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”), the managing member of an Investee had adjusted the valuation provided by an Advisor in which an Investee had invested to reflect what the managing member believes to be the appropriate fair value of that investment. There has been no situation during the periods contained in the Form 10-Q where the impact of an adjustment to a valuation provided by an Advisor or independent investment manager at an Investee was material to the Company.

Off-Balance Sheet Risk

In the normal course of business, the Advisors of the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which includes, but are not limited, to securities sold short, futures, forwards, swaps and written options. There are no off-balance sheet or material contingent liabilities at the Company or Investee levels.

Contractual Obligations

The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of September 30, 2009 and as of December 31, 2008, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/(Loss) from January 1, 2009 to September 30, 2009 and from January 1, 2008 to December 31, 2008. Because of the speculative nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2009
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investees	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	37.45%		35.36%		$221,858,815	$20.1	(3)
GFS	22.82%		21.54%		135,161,025	16.2	(4)
GFS Trust	8.01%		7.57%		47,479,591	1.7	(5)
GRV	1.40%		1.32%		8,284,834	1.3	(6)
GTT	25.84%		24.40%		153,083,454	9.0	(7)
HFPO	3.52%		3.33%		20,871,103	2.2	(4)

Total	99.04	%(10)	93.52	%(9)	$586,738,822	$50.5

	Year Ended December 31, 2008
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Profit/(Loss)
Investees	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	29.89%		28.53%		$182,311,620	$(37.4)	(3)
GFS	34.79%		33.21%		212,189,214	(49.4)	(4)
GRV	9.68%		9.24%		59,060,101	(6.3)	(6)
GTT	19.53%		18.65%		119,121,670	3.2	(7)
HFPO	6.91%		6.59%		42,106,058	(1.7)	(4)

Total	100.80	%(8)	96.22	%(9)	$614,788,663	$(91.6)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $34,982,159 that was payable at September 30, 2009 and $28,982,893 that was payable at December 31, 2008.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors.

(6)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected Redemptions payable on the balance sheet date.

(9)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $34,982,159 that was payable at September 30, 2009 and $28,982,893 that was payable at December 31, 2008.

(10)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2009, the Managing Member had full position level transparency for approximately 24% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investees. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. Beginning in the third quarter of 2008, the Company has been using an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investee relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K. GFS Trust’s maximum risk of loss is limited to the assets transferred to GFS Trust and its pro rata share of GFS Trust Interests.

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

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO, is a portfolio of approximately 10-31 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. The risks involved are more fully described in the Company’s Form 10-K.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk adjusted returns. The approximate weights of the Investees were 35% GELS, 22% GFS, 8% GFS Trust, 1% GRV, 24% GTT and 3% HFPO as of September 30, 2009 as a percentage of adjusted members’ equity, which excluded redemptions paid after September 30, 2009. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation from any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets, for purposes of diversification, attempts to meet target allocations or otherwise, may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. While the Managing Member currently expects to allocate assets to all the Investment Sectors (other than relative value) through allocations to the Investment Funds, since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

As the GRV portfolio is liquidated over time, the weighting of GRV as a percentage of the Company’s adjusted members’ equity will decrease. As of September 30, 2009, GRV represented approximately 1% of the Company’s adjusted members’ equity and the fair value of the Company’s investments in GRV was $8,284,834. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2009 to September 30, 2009, aggregate subscriptions totaled $53,980,837. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2009	Class A Series 57	25,000.00	2	$2,500,000
February 1, 2009	Class A Series 58	50,000.00	5	5,000,000
March 1, 2009	Class A Series 59	15,000.00	3	1,500,000
April 1, 2009	Class A Series 60	27,600.00	5	2,760,000
May 1, 2009	Class A Series 61	11,312.98	4	1,131,298
June 1, 2009	Class A Series 62	62,000.00	8	6,200,000
July 1, 2009	Class A Series 63	66,712.98	15	6,671,298
August 1, 2009	Class A Series 64	36,650.00	6	3,665,000
September 1, 2009	Class A Series 65	54,137.27	11	5,413,727
September 1, 2009	Class A Series 66	95,580.88	15	9,558,088
September 1, 2009	Class A Series 67	1,367.32	1	136,732
September 1, 2009	Class A Series 68	57,080.94	8	5,708,094
September 1, 2009	Class A Series 69	20,861.87	3	2,086,187
September 1, 2009	Class A Series 70	6,848.67	2	684,867
September 1, 2009	Class A Series 71	1,403.93	2	140,393
September 1, 2009	Class A Series 72	6,915.70	2	691,570
September 1, 2009	Class A Series 73	1,335.83	1	133,583

Total		539,808.37	93	$53,980,837

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $28,854,943 during the three months ended September 30, 2009.

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

The forward-looking statements included herein are based on the Managing Member’s current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business strategies and decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure Members that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Date: November 16, 2009

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002