Form 10-K
period 2009-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2010-03-30
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-50723

Goldman Sachs Hedge Fund Partners, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

200 West Street	10282
New York, New York	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2009 held by non-affiliates was $586,114,608. The Registrant had 4,959,970 Units of Limited Liability Company Interests outstanding as of March 30, 2010.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

PART I

ITEM 1.	BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a Delaware limited liability company that is a wholly-owned subsidiary of the Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). As of December 31, 2009, the Company had net assets of $597,698,035.

From its inception, the Company has grown through subscriptions of new investors. While there have been certain periods where the Company has only taken in investments from existing investors and limited subscriptions from new qualified investors, since October 2004, the Company has been accepting additional amounts from new subscriptions and the Company has continued to do so through December 31, 2009. For the period from December 31, 2008 through December 31, 2009, the Company had 124 new investors and approximately $73.9 million of aggregate subscriptions from existing and new investors. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2010, the Company satisfied redemption requests in the amount of approximately $22 million.

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

To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the relative value sector and the event driven sector. Currently, substantially all of the Company’s assets are invested in four Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”), which employs investment strategies within one or more of the Investment Sectors. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS, and Goldman Sachs Global Relative Value, LLC (“GRV” and together with GFS Trust and the Investment Funds, the “Investees”), which is in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

The Investment Funds and GRV are each a Delaware limited liability company and GFS Trust is a Delaware statutory trust. A brief description of the investment objective and approach of each of the current Investees is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investees and the Performance of the Investees”.

The Investment Sectors are subjective classifications made by the managing member of the Investment Funds in its sole discretion. Such classifications are based on information provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. In addition, although each Advisor to which an Investment Fund allocates assets invests principally utilizing investment strategies within the applicable Investment Sector, certain Advisors to which an Investment Fund allocates assets may also utilize other investment strategies that are either related or unrelated to such Investment Sector. The Investment Funds may pursue a wide variety of investment strategies and may modify or depart from the investment strategies described herein as the managing member of the Investment Funds determines appropriate to accomplish the Investment Funds’ investment objectives.

The managing member of the Investment Funds may invest a substantial portion of an Investment Fund’s assets with Advisors that may have limited or no track records and/or limited or no operating histories. Certain Advisors may have limited or no experience managing certain of the strategies expected to be deployed by them in their investment programs. Certain strategies utilized may also be newly developed and may not be widely used. The risk of such strategies may be difficult to predict in various market conditions. In such cases, the Advisors or individual members of their management teams will each have had, in the opinion of the managing member of the Investment Funds, sufficient relevant experience in other contexts or trading in strategies similar to those that the Advisor is expected to utilize.

The Managing Member may, from time to time in its sole discretion, without prior notice to the holders of units of the Company (each, a “Member” and, collectively, the “Members”) and without limitation, introduce new instruments into the portfolio of investment strategies, utilize additional investment strategies and/or remove, substitute or modify any investment strategy it is then utilizing. Any such decision will be made by the Managing Member, in its sole discretion, based on one or more factors it may deem relevant from time to time, which among others may include liquidity constraints and the availability of opportunities that it deems attractive. Any such decision may result in the utilization of additional investment strategies, the removal or substitution of any investment strategy, or all of the Company’s assets being allocated to a single investment strategy. There can be no assurance that the Managing Member’s decisions in this regard will be successful or will not otherwise have an adverse effect on the Company. Members will not have an opportunity to evaluate the Managing Member’s decisions regarding the determination of (and any changes to) the investment strategies utilized by the Company, nor an opportunity to redeem units, prior to any such decision. There can be no assurance that the strategies utilized by the Company are adequate, that they will be adequately implemented by the Managing Member, or that changes made by the Managing Member to the strategies utilized by the Company will not be disadvantageous to the Company.

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

As of the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, the members’ equity of the Company was substantially allocated among the Investees approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investees. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2009, 2008, 2007, 2006 and 2005 also provide the approximate allocations among the Investees of the adjusted members’ equity. The adjusted members’ equity excluded Redemptions payable of $22,410,715 at December 31, 2009, $28,982,893 at December 31, 2008, $22,708,145 at December 31, 2007, $23,701,199 at December 31, 2006 and $347,523,596 at December 31, 2005, which is reflected in the financial statements as a liability under U.S. GAAP. The Managing Member believes this allocation more accurately reflects the percentage of the Company’s equity invested in the Investees given the timing of the payment for the Redemptions payable. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing information supplied by each individual Investees net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2009

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investee	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)

GELS	$235,518,832	39.40%		37.98%
GFS	$132,477,127	22.17%		21.36%
GFS Trust	$37,532,758	6.28%		6.05%
GRV	$4,887,674	0.82%		0.79%
GTT	$155,217,816	25.97%		25.03%
HFPO	$20,801,289	3.48%		3.36%

Total	$586,435,496	98.12	%(3)	94.57	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity and adjusted members’ equity because members’ equity and adjusted members’ equity reflected cash and cash equivalents greater than total liabilities.

December 31, 2008

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investee	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)

GELS	$182,311,620	29.89%		28.53%
GFS	$212,189,214	34.79%		33.21%
GRV	$59,060,101	9.68%		9.24%
GTT	$119,121,670	19.53%		18.65%
HFPO	$42,106,058	6.91%		6.59%

Total	$614,788,663	100.80	%(3)	96.22	%(4)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	The total value of the Company’s investments in the Investees exceeded 100% of adjusted members’ equity because adjusted members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, also reflected Redemptions payable at December 31, 2008.

(4)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

December 31, 2007

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investee	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)

GELS	$225,759,808	33.16%		32.09%
GFS	$257,594,595	37.84%		36.62%
GRV	$84,319,166	12.38%		11.99%
GTT	$97,949,282	14.39%		13.92%
HFPO	$36,813,437	5.41%		5.23%

Total	$702,436,288	103.18	%(3)	99.85	%(4)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,708,145 at December 31, 2007.

(3)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, also reflected Redemptions payable at December 31, 2007.

(4)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $22,708,145 at December 31, 2007.

December 31, 2006

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investee	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)

GELS	$243,737,514	36.81%		35.54%
GFS	$240,699,867	36.36%		35.10%
GRV	$98,479,997	14.87%		14.36%
GTT	$103,332,963	15.61%		15.07%

Total	$686,250,341	103.65	%(3)	100.07	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $23,701,199 at December 31, 2006.

(3)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, members’ equity also reflected Redemptions payable at December 31, 2006.

December 31, 2005

		Fair Value of		Fair Value of
	Fair Value of	Company’s		Company’s Investment
	Company’s	Investment as a % of		as a % of Adjusted
Investee	Investment in $ Amount	Members’ Equity (1)		Members’ Equity (2)

GELS	$294,096,911	37.97%		26.21%
GFS	$301,443,254	38.91%		26.86%
GRV	$317,728,892	41.02%		28.32%
GTT	$211,060,876	27.25%		18.81%

Total	$1,124,329,933	145.15	%(3)	100.20	%(3)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $347,523,596 at December 31, 2005.

(3)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity and adjusted members’ equity, respectively, because members’ equity and adjusted members’ equity both reflected certain accrued liabilities of the Company, including fees and expenses and, in addition, members’ equity also reflected Redemptions payable at December 31, 2005.

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES AND EXPENSES”.

January 1, 2009 — December 31, 2009

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.07%
Class A Series 45	January 2008	9.07%
Class A Series 46	February 2008	9.07%
Class A Series 47	March 2008	9.07%
Class A Series 48	April 2008	9.07%
Class A Series 49	May 2008	9.07%
Class A Series 50	June 2008	9.07%
Class A Series 51	July 2008	9.07%
Class A Series 52	August 2008	9.07%
Class A Series 53	September 2008	9.07%
Class A Series 54	October 2008	8.96%
Class A Series 55	November 2008	8.76%
Class A Series 56	December 2008	8.66%
Class A Series 57	January 2009	8.61%
Class A Series 58	February 2009	7.74%
Class A Series 59	March 2009	7.91%
Class A Series 60	April 2009	7.94%
Class A Series 61	May 2009	7.18%
Class A Series 62	June 2009	5.15%
Class A Series 63	July 2009	5.08%
Class A Series 64	August 2009	3.95%
Class A Series 65	September 2009	2.68%
Class A Series 66	September 2009	2.82%
Class A Series 67	September 2009	2.82%
Class A Series 68	September 2009	2.82%
Class A Series 69	September 2009	2.82%
Class A Series 70	September 2009	2.82%
Class A Series 71	September 2009	2.82%
Class A Series 72	September 2009	2.82%
Class A Series 73	September 2009	2.82%
Class A Series 74	October 2009	1.22%
Class A Series 75	November 2009	1.39%
Class A Series 76	December 2009	0.16%

(1)	As of December 31, 2009, the Company had 33 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 and Class A

Series 74 through Class A Series 76 units were converted into Class A Series 54 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2009.

January 1, 2008 — December 31, 2008

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	(13.71)%
Class A Series 45	January 2008	(13.71)%
Class A Series 46	February 2008	(12.20)%
Class A Series 47	March 2008	(14.00)%
Class A Series 48	April 2008	(12.45)%
Class A Series 49	May 2008	(13.27)%
Class A Series 50	June 2008	(14.85)%
Class A Series 51	July 2008	(14.90)%
Class A Series 52	August 2008	(12.59)%
Class A Series 53	September 2008	(11.44)%
Class A Series 54	October 2008	(6.48)%
Class A Series 55	November 2008	(2.77)%
Class A Series 56	December 2008	(0.97)%

(1)	As of December 31, 2008, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2008.

January 1, 2007 — December 31, 2007

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	11.51%
Class A Series 33	January 2007	11.51%
Class A Series 34	February 2007	9.77%
Class A Series 35	March 2007	8.90%
Class A Series 36	April 2007	7.95%
Class A Series 37	May 2007	6.21%
Class A Series 38	June 2007	3.95%
Class A Series 39	July 2007	3.43%
Class A Series 40	August 2007	3.54%
Class A Series 41	September 2007	5.58%
Class A Series 42	October 2007	3.87%
Class A Series 43	November 2007	0.36%
Class A Series 44	December 2007	0.73%

(1)	As of December 31, 2007, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2007.

January 1, 2006 — December 31, 2006

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.03%
Class A Series 21	January 2006	9.03%
Class A Series 22	February 2006	6.00%
Class A Series 23	March 2006	5.51%
Class A Series 24	April 2006	3.82%
Class A Series 25	May 2006	2.32%
Class A Series 26	June 2006	4.28%
Class A Series 27	July 2006	4.74%
Class A Series 28	August 2006	4.84%
Class A Series 29	September 2006	4.06%
Class A Series 30	October 2006	4.77%
Class A Series 31	November 2006	3.21%
Class A Series 32	December 2006	1.37%

(1)	As of December 31, 2006, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2006.

January 1, 2005 — December 31, 2005

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	4.57%
Class A Series 9	January 2005	4.57%
Class A Series 10	February 2005	5.17%
Class A Series 11	March 2005	4.12%
Class A Series 12	April 2005	4.69%
Class A Series 13	May 2005	6.28%
Class A Series 14	June 2005	5.87%
Class A Series 15	July 2005	4.71%
Class A Series 16	August 2005	3.26%
Class A Series 17	September 2005	2.31%
Class A Series 18	October 2005	1.04%
Class A Series 19	November 2005	2.77%
Class A Series 20	December 2005	1.46%

(1)	As of December 31, 2005, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 9 through Class A Series 20 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2005.

The Company only has one class of units at present, Class A units (the “Class A Units” and each series of Class A Units, the “Class A Series Units”). The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds each offer and GRV offered separate classes of units. Among the classes of units offered by GTT, GELS, GRV and GFS, each has offered Class C units (the “Class C Units” and each series of Class C Units, the “Class C Series Units”), while HFPO has offered Class A Units, all of which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). GFS Trust has issued interests, which are not subject to management fees and incentive allocations. The Company only owns Class C Series Units of GTT, GELS, GRV and GFS, Class A Series Units of HFPO and interests in GFS Trust. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not—in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors)—also subject to management fees and incentive allocations paid by each of the Investees. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investees. Through its investment in the Investees, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investees, including the administration fee for SEI’s (as defined below) services as administrator of each Investee, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES AND EXPENSES”.

The table below compares the historical cumulative total net return of the Company’s Class A Series 1 units for the investment periods indicated in the table with the 3 Month London Interbank Offered Rate (“LIBOR”), the Barclays Aggregate Bond Index (formerly Lehman Brothers Aggregate Index), the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Barclays Aggregate Bond Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an “index” or, collectively, as “indices”) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

			Barclays	MSCI
	Company	3 Month	Aggregate	World	S&P 500
Investment Period	(1)	LIBOR	Bond Index	Index	Index

1/1/2009 — 12/31/2009	9.07%	0.87%	5.93%	29.99%	26.46%
1/1/2008 — 12/31/2008	(13.71)%	3.56%	5.24%	(40.71)%	(37.00)%
1/1/2007 — 12/31/2007	11.51%	5.32%	6.96%	9.04%	5.49%
1/1/2006 — 12/31/2006	9.03%	5.10%	4.33%	20.07%	15.79%
1/1/2005 — 12/31/2005	4.57%	3.32%	2.43%	9.49%	4.91%

(1)	Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45-76, Class A Series 45-56, Class A Series 33-44, Class A Series 21-32 and Class A Series 9-20 for 2009, 2008, 2007, 2006 and 2005, respectively.

Description of the Investees and the Performance of the Investees

The annual net returns shown for each Investee in the tables below have been computed based on the performance of the respective Investee net of all expenses allocated by each Investee to the Company for periods shown following the commencement of the Company. Past performance of the Investees is not indicative of future results which may vary significantly. The Company owns “no-fee-shares” in each Investee and accordingly the Company was not charged any incentive allocation or management fee by the Managing Member in its capacity as managing member of each of the Investees. See “FEES AND EXPENSES”. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Goldman Sachs Global Equity Long/Short, LLC

GELS’ investment objective is to target attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2009, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 30 Advisor Funds, although this number may change materially over time as determined by GELS’ managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this Investment Sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions; (iii) focus on companies with certain ranges of market capitalization; or (iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. Other strategies may be employed as well. The managing member of GELS generally will not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation.

Individuals and entities affiliated with the GS Group (as defined below), including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 70% of GELS as of December 31, 2009.

For the past five years from January 1, 2005 to December 31, 2009, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2009 — 12/31/2009	13.37%
1/1/2008 — 12/31/2008	(16.75)%
1/1/2007 — 12/31/2007	11.70%
1/1/2006 — 12/31/2006	11.91%
1/1/2005 — 12/31/2005	9.93%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GELS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2005, 2006, 2007, 2008 and 2009 are net of an administration fee paid by GELS to SEI, who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005, 2006, 2007, 2008 and 2009.

Goldman Sachs Global Fundamental Strategies, LLC

GFS’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2009, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 14 Advisor Funds, although this number may change materially over time as determined by GFS’s managing member. Prior to April 1, 2008, GFS’s managing member generally did not allocate more than 25% of GFS’s total assets to any single Advisor at the time of allocation. As of April 1, 2008, there are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Event-driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

Strategies that may be utilized in the event driven sector include merger arbitrage, high yield/distressed securities and special situations. Other strategies may be employed as well.

Merger Arbitrage

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

High Yield/Distressed Securities

High yield/distressed securities strategies invest in debt or equity securities of firms in or near bankruptcy. Advisors differ in terms of the level of the capital structure in which they invest, the stage of the restructuring process at which they invest, and the degree to which they become actively involved in negotiating the terms of the restructuring.

Special Situations

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

Multi-strategy and Other

Multi-strategy Advisors invest across a range of strategies. These Advisors tend to be more opportunistic in targeting specific event driven, equity long/short and relative value strategies during differing market environments.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 57% of GFS as of December 31, 2009.

For the past five years from January 1, 2005 until December 31, 2009, GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2009 — 12/31/2009	19.10%
1/1/2008 — 12/31/2008	(19.18)%
1/1/2007 — 12/31/2007	20.22%
1/1/2006 — 12/31/2006	14.57%
1/1/2005 — 12/31/2005	7.65%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GFS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GFS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2005, 2006, 2007, 2008 and 2009 are net of an administration fee paid by GFS to SEI, who became the administrator of GFS on January 1, 2005. No administration fee was paid to GS HFS by GFS in 2005, 2006, 2007, 2008 and 2009.

Goldman Sachs Global Fundamental Strategies Asset Trust

On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources”.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 60% of GFS Trust as of December 31, 2009.

Since inception until December 31, 2009, GFS Trust had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

3/31/2009 — 12/31/2009	5.06%

*	Net return is based on the performance of GFS Trust interests. Interests of GFS Trust (including those issued to the Company) are not subject to management fees or incentive allocations.

Goldman Sachs Global Tactical Trading, LLC

GTT’s investment objective is to target attractive long-term, risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. As of December 31, 2009, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 17 Advisor Funds, although this number may change materially over time as determined by GTT’s managing member. GTT’s managing member generally will not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: global macro strategies and managed futures strategies. The first category, global macro strategies, generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. The Advisors use quantitative models or discretionary inputs to forecast the direction of individual markets or subsectors of markets. The Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs. The Advisors also engage in the trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. The second category, managed futures strategies, involve trading in futures and currencies globally, generally using systematic or discretionary approaches. The Advisors use quantitative models or discretionary inputs to speculate on the direction of the individual markets or subsectors of markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 80% of GTT as of December 31, 2009.

For the past five years from January 1, 2005 to December 31, 2009, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2009 — 12/31/2009	6.35%
1/1/2008 — 12/31/2008	3.27%
1/1/2007 — 12/31/2007	15.72%
1/1/2006 — 12/31/2006	5.61%
1/1/2005 — 12/31/2005	4.03%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GTT (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2005, 2006, 2007, 2008 and 2009 are net of an administration fee paid by GTT to SEI, who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2005, 2006, 2007, 2008 and 2009.

Goldman Sachs Global Relative Value, LLC

GRV ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisors. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management.” Historically, GRV’s investment objective was to target attractive risk-adjusted absolute returns with volatility and correlation that was lower than the broad equity markets by allocating assets to Advisors that operated primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral, and fixed income relative value. Other strategies may be employed as well.

For the past five years from January 1, 2005 to December 31, 2009, GRV had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2009 — 12/31/2009	6.70%
1/1/2008 — 12/31/2008	(9.37)%
1/1/2007 — 12/31/2007	4.53%
1/1/2006 — 12/31/2006	5.89%
1/1/2005 — 12/31/2005	4.09%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GRV (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2005, 2006, 2007, 2008 and 2009 are net of an administration fee paid by GRV to SEI, who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2005, 2006, 2007, 2008 and 2009.

Allocations to Other Investees

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

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned 100% of HFPO as of December 31, 2009.

HFPO was organized on June 25, 2007 and commenced operations on July 1, 2007. For the six month period ended December 31, 2007 and for the years ended December 31, 2008 and December 31, 2009, HFPO had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2009 — 12/31/2009	11.27%
1/1/2008 — 12/31/2008	(4.51)%
7/1/2007 — 12/31/2007	(10.26)%

*	Net return is based on the performance of Class A Series 1 units. Class A Series 1 units of HFPO (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of HFPO and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. Returns for periods less than one year are cumulative and not annualized. The returns shown are net of an administration fee paid by HFPO to SEI, who became the administrator of HFPO on July 1, 2007. No administration fee was paid to GS HFS by HFPO in 2007, 2008 and 2009.

Historically, the Managing Member has allocated its assets to all of the Investment Sectors through allocations to GTT, GELS, GRV and GFS and HFPO since July 1, 2007. Since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. Currently the Managing Member has allocated less than 1% of assets to GRV.

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

Certain Considerations Relating to Limited Capacity of Potential Advisors

The Goldman Sachs Group, Inc., together with Goldman Sachs & Co., HFS and their other subsidiaries and affiliates (“Goldman Sachs”) (collectively referred to herein, together with their affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”) or accounts or other investment funds sponsored, managed or advised by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds’ existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the “HFP U.S. Funds”), and the investment manager of three Irish public limited companies (the “HFP Ireland Funds”). In addition, GS HFS is the investment manager of Goldman Sachs Hedge Fund Partners Institutional, Ltd., a Cayman Islands exempted limited company (“HFP Institutional,” and together with the HFP U.S. Funds and the HFP Ireland Funds, the “HFP Funds”). The HFP Funds generally have investment objectives and strategies similar to those of the Company and the corresponding offshore funds except that HFP Institutional is currently intended for investment by benefit plans and other similar investors and the HFP Ireland Funds are generally open only to non-U.S. investors and certain tax-exempt U.S. investors.

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

Leverage

The Company, GTT, GELS and HFPO generally do not utilize leverage as part of their investment programs. Since April 1, 2008, GFS is able to utilize long-term leverage in its investment program, including, without limitation, to pursue investment opportunities that its managing member determines, in its sole discretion, are attractive during periods in which the capital of GFS is otherwise deployed. The amount of leverage utilized by GFS will be determined by its managing member from time to time based on factors deemed relevant by its managing member in its sole discretion, although such amount of leverage will not exceed 25% of the net asset value (the “NAV”) of GFS at the time of any borrowing.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010 amended certain terms of the Credit Facility. The Company further amended certain terms of the Credit Facility on January 28, 2010. As of December 31, 2009, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $33,700,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when the Company has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in Investment Funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight LIBOR, for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.29% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The terms of the Credit Facility include various affirmative and negative covenants, including restrictions on additional indebtedness, liens and change of control events. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 7 to the financial statements for a description of the Credit Facility. The Investment Funds have entered into a similar facility with a different counterparty, except HFPO which does not participate in a credit facility. As a condition to any such borrowing, the Company and each Investment Fund may be required to comply with certain investment guidelines, which may include without limitation, restrictions on permitted investments, strategy limits, leverage and borrowing restrictions, liquidity and diversification guidelines, and remediation requirements. Advisors may also borrow funds for similar purposes or enter into other similar transactions (including from or with Goldman Sachs). The managing member of the Company and each Investment Fund may modify, as applicable, the Company’s or the Investment Fund’s borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit certain activities of the Company and an Investment Fund.

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

An Investment Fund may invest indirectly in one or more Advisors by allocating assets to investment funds (each, an “Indirect Investment Fund”) managed by the managing member of the Investment Fund or an affiliate thereof, so long as the Investment Fund is not subject to an additional management fee or performance-based fee or allocation by the managing member of the Indirect Investment Funds or its affiliate in connection with such investment. An Investment Fund may also invest indirectly in an Advisor Fund through an investment vehicle (a “Feeder Fund”) established by the Managing Member, an Advisor or any of their respective affiliates that invests all or substantially all of its assets in such Advisor Fund. Indirect Investment Funds and Feeder Funds may invest assets in Advisor Funds that charge performance-based compensation similar to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest in the Advisor Fund must first exceed a “high water mark” attributable to a previously obtained NAV). In such circumstances, appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the investors in the applicable Indirect Investment Fund or Feeder Fund at such time, not just those who were investors at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) may not be taken into account in determining the NAV of the Indirect Investment Fund or Feeder Fund. Therefore, such Loss Carry-forward Value to existing investors in the Indirect Investment Fund or Feeder Fund could be diluted by new subscriptions for interests because the new interests will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation. Certain Indirect Investment Funds and Feeder Funds may invest with Advisors that have the right to designate investments as “special investments”. Such special investments raise additional liquidity and valuation risks for the applicable Indirect Investment Fund or Feeder Fund (and indirectly the Company). See ITEM 1A. “RISK FACTORS—Investment Related Risks—Risks Related to Issuers of Securities—Advisor Special Investments” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources”. Feeder Funds may be managed by the Managing Member or an affiliate thereof so long as the Company is not subject to an additional management fee or performance-based fee or allocation by the Managing Member or its affiliate in connection with such investment. An Investment Fund may also invest in an Advisor Fund indirectly by purchasing or entering into a “Derivative Advisor Investment,” which is a derivative instrument (such as a structured note, swap or similar contract) designed to pay a return approximately equal to the total return of the Advisor Fund. A Derivative Advisor Investment acquired by an Investment Fund generally would require a counterparty to pay to the Investment Fund a return based on the return of a particular Advisor Fund, in exchange for consideration from the Investment Fund equivalent to the cost of purchasing an ownership interest in the Advisor Fund. In addition, in the sole discretion of the managing member of the Investment Funds, a Derivative Advisor Investment may be structured in a manner that provides greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund and consequently, the Company. Indirect investments through Derivative Advisor Investments carry with them the credit risk associated with the applicable counterparty. In addition, such investments may be subject to transaction and other fees, which may reduce the value of the Investment Fund’s underlying investment. There can be no assurance that a Derivative Advisor Investment will have the same or similar results as a direct investment in an Advisor Fund, and the Investment Fund’s value, and consequently the value of the Company, may decrease as a result of making a Derivative Advisor Investment.

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

Secondary Investments

The Company and the Investment Funds may also purchase or sell direct or indirect interests in Advisor Funds through secondary market transactions. Valuation of assets acquired in a secondary market transaction may be difficult, as there generally will be no established market for these assets. See “RISK FACTORS—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets.” In addition, such assets are likely to be illiquid or less liquid than the Company and the Investment Funds. See “RISK FACTORS—Risks Related to the Units, Liquidity of Units and the Offering of the Units—The Company has Limited Liquidity and Limited Rights for Redemption.”

Potential Types of Advisor Investments

The Advisors may invest in securities, assets and instruments of any type, long or short, including, without limitation, the following: equity securities and instruments including, without limitation, common stock, preferred stock, equity index futures and forwards, interests in real estate investment trusts, convertible debt instruments, convertible preferred stock, equity interests in trusts, partnerships, joint ventures, limited liability companies, warrants and stock purchase rights, swaps and structured notes; fixed income instruments including bonds, interest rate futures contracts and swaps, options on futures, indices, loan participations, trade claims and government and corporate debt instruments (both rated and unrated); currencies and positions on currencies, spot transactions, currency forwards, cross currency swaps, options and futures on currencies; commodities and futures, including without limitation, spot transactions in commodities, commodities futures and swaps and options on futures; and structured financial products, including mortgage-backed securities, pass-throughs and other asset-backed securities (both investment-grade and non-investment grade). The Advisors may employ short selling, and trade in securities without active public markets, indices, over-the-counter options, when-issued and forward commitment securities and engage in the borrowing and lending of portfolio securities. The Advisors may also engage in derivative transactions including swaps and repurchase and reverse repurchase agreements or other strategies to hedge against securities, currencies or interest rates or to manage risk relating to their portfolio investments, to leverage their portfolio and to establish positions. The Advisors may invest in both U.S. and non-U.S. issuers, including issuers of emerging market countries.

Economic Arrangements with Advisors

From time to time, the Company, an Investment Fund, Goldman Sachs and/or other clients or accounts of Goldman Sachs (including other investment funds sponsored, managed or advised by the Managing Member or its affiliates, collectively, “Participants”) may enter into economic arrangements with an Advisor Fund or an Advisor in connection with an investment in an Advisor Fund or with an Advisor. Such economic arrangements may include, without limitation, the agreement by an Advisor to reduce or rebate any fees, allocations or other compensation incurred by a Participant in respect of an investment in an Advisor Fund; the agreement by an Advisor to pay or share with a Participant or any third party some or all of the fees, allocations or other compensation earned by the Advisor with respect to one or more Advisor Funds; or the agreement by a Participant to acquire or receive an interest (which may be significant) in the equity of and/or profits or revenues earned by an Advisor and/or its affiliates in respect of its business.

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

The investment program of the Company and each of the Investment Funds entails substantial risks. There can be no assurance that the investment objective of the Company or any Investment Fund, including their asset allocation, risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors that are directly or indirectly investing Company assets are expected to utilize forward or futures contracts, options, swaps, other derivative instruments, short sales, margin or other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund’s, and the Company’s investment portfolio may be subject. See ITEM 1A. “RISK FACTORS”.

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

FEES AND EXPENSES

The Company pays the Managing Member a monthly management fee, accruing daily (the “Management Fee”), equal to one-twelfth of 1.25% of the NAV of the Company in respect of each series of Class A Units, determined as of the end of each month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, the NAV of each such series of Class A Units are not reduced to reflect any accrued incentive allocation (the “Incentive Allocation”), including any Incentive Allocation that is allocated to the Managing Member as of such date. The Management Fee payable in respect of any other class of units may be different from the Management Fee payable in respect of the Class A Units. The Management Fee in respect of each series of units will reduce the capital account of the series of units to which it relates, as described under “—Capital Accounts; Allocation of Gains and Losses”. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investment Funds by the Company because the Company owns “no-fee shares” of each of the Investment Funds.

The Company is currently issued units of a class of membership interests of each Investee (“no-fee-shares”) which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. Because the Company owns “no-fee-shares” in each of the Investees, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company’s investments in each of the Investees. The ratios shown below do not reflect the inclusion of the Company’s proportionate shares of expenses of the Investees, including the administration fees paid, directly or indirectly, by the Investees.

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2009 are as follows:

Class A
Series 1

Ratios to average net assets (annualized):
Expenses	1.46%
Incentive allocation	0.00%
Total expenses and incentive allocation	1.46%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2009 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2009.

Fees and	Percentage	Dollar
Expenses	Amount	Amount

Management Fee	1.25%(1)	$13,131(4)
Incentive Allocation	5%(2)	$4,498(4)
Administration Fee	N/A(3)	$526(4)
Placement Fee	None	None
Entry Fee	None	None
Exit Fee	None	None
Minimum Subscription Amount	N/A	$1,000,000(5)

(1)	The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company, determined as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts; Allocation of Gains and Losses”.

(2)	At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of units if the NAV of such series is above a Prior High NAV (as defined below). See “—Capital Accounts; Allocation of Gains and Losses”.

(3)	The Company bears a pro rata portion of the administration fee paid to the administrator of the Investees for services provided to the Investees and Portfolio Companies. SEI is the administrator of each Investment Fund and certain Portfolio Companies. Throughout 2009, the administration fee rate (as discussed below) ranged between 0.05% and 0.06%.

(4)	Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2009.

(5)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

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

Each Investment Fund pays SEI an administration fee equal to a percentage of such Investment Fund’s NAV, calculated and paid on a monthly basis, at a rate based on the total assets managed by the managing member of the Investment Fund that are administered by SEI and its affiliates (the “Administration Fee”). For purposes of determining the Administration Fee, the NAV of the Investment Fund will not be reduced to reflect any accrued but unpaid incentive allocation or management fees payable at the Investment Fund level. In addition, each Investment Fund pays SEI a fee in respect of the assets that the Investment Fund allocates to each Managed Account, and each Portfolio Company pays SEI a fee, a portion of which will be borne by the Investment Fund through its investment therein (each, an “Account Administration Fee” and collectively, the “Account Administration Fees”). Each Account Administration Fee will be equal to a percentage of the NAV of the applicable Managed Account or Portfolio Company, calculated and paid on a monthly basis, at a rate which will vary depending on the complexity of the administration of the Managed Account or Portfolio Company and the total assets of Managed Accounts and Portfolio Companies of a similar type that are administered by SEI. As a result of the foregoing, the amount of the Account Administration Fees borne directly or indirectly by the Company will be greater or lesser depending on the percentage of the Company’s assets that are directly or indirectly allocated to Managed Accounts and Portfolio Companies, and on the complexity of the administration of such Managed Accounts and Portfolio Companies. Each Investment Fund will also pay SEI a monthly investor servicing charge for each investor in the Investment Fund and reimburse SEI for reasonable expenses incurred in connection with providing services to the Investment Fund and the Managed Accounts, and the Investment Fund will bear, through its investment in each Portfolio Company, a portion of similar expenses incurred by such Portfolio Company. In the event that the Company allocates assets directly to Advisors rather than through an investment in an Investment Fund, the Company will pay SEI administration fees similar to the administration fees paid at the Investment Fund level. In 2008, the administration fee rate ranged between 0.04% and 0.06%. In 2009, the administration fee rate ranged between 0.05% and 0.06%.

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

The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the Company’s LLC Agreement (as defined below) or the Company’s other organizational documents or the subscription agreement (the “Subscription Agreement”) or any modification or supplement to the Private Placement Memorandum dated September 2009 for the Company (as it may be supplemented or modified from time to time, the “Memorandum”), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, fees to Advisors with respect to Managed Accounts, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company’s transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations described under ITEM 12. “INDEMNIFICATION OF DIRECTORS AND OFFICERS” in the Form 10 filed on April 29, 2004, as amended); and all costs and expenses incurred as a result of the reorganization, dissolution, winding-up or termination of the Company.

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

Capital Accounts; Allocation of Gains and Losses

The Company maintains a separate capital account on its books for each series of units and for each Member with respect to each series of units held by such Member. A “series” includes, for this purpose, a class of units not issued in multiple series. Each capital account with respect to a series of units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series’ allocable share of the appreciation or depreciation of the net assets of the Company (determined as set forth below) for each accounting period, and (iv) decreased by any Incentive Allocation and any Management Fee in respect of such series, if applicable. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of units pro rata based upon the relative capital accounts of each series (determined prior to taking into account any unearned Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member’s capital account with respect to each series of units shall equal the capital account of such series of units multiplied by the percentage of units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of units from one series into another series and for other events and items as determined by the Managing Member in its sole discretion.

*	An “accounting period” refers to the following periods: the initial accounting period began upon the commencement of operations of the Company. Each subsequent accounting period begins immediately after the close of the preceding accounting period. Each accounting period closes at the close of business on the first to occur of (i) the last day of each calendar month, (ii) the last day of each fiscal year of the Company, (iii) the date immediately prior to the effective date of the admission of a new Member, (iv) the date immediately prior to the effective date of the issuance of additional units, (v) the date immediately prior to the effective date of any redemption or complete withdrawal by a Member, or (vi) such other dates as determined by the Managing Member. In addition, the final accounting period shall end on the date the Company dissolves.

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

The Managing Member has the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the Company’s LLC Agreement (including in connection with the creation of additional classes or series of units) if required to reflect any such arrangements, in each case without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its personnel and these vehicles may impose no performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report.

THE MANAGING MEMBER

GS HFS serves as Managing Member of the Company and as the managing member of each of the Investment Funds and as the special assets direction advisor with respect to GFS Trust. GS HFS, in its capacity as the Managing Member, is responsible for the management and operation of the Company. As managing member of the Investment Funds, GS HFS is responsible for the management and operation of the Investment Funds, as well as the selection of the Advisors with which the Investment Funds invest their assets. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds. GS HFS, in its capacity as Managing Member and as managing member of the Investment Funds, is permitted to delegate certain of its investment management responsibilities to its advisory affiliates or other persons as set forth in the limited liability company agreement for the Company and the relevant Investment Fund (each an “LLC Agreement”).

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

Goldman Sachs, a bank holding company, and a leading global investment banking, securities and investment management firm, was founded in 1869. GSAM, formed in 1988, is located at 200 West Street, New York, New York 10282. GS HFS is located at 200 West Street, New York, New York 10282.

The Company has no employees. As of December 31, 2009, the Managing Member was supported by approximately 115 employees of the GS Group worldwide, of which approximately 33 allocated at least a portion of their time to portfolio management of the Company and the Investees. The Company’s assets were managed, indirectly through the Company’s investments in the Investees, by approximately 90 Advisors.

The Managing Member may withdraw any interest it may have as the Managing Member. From time to time certain qualified officers and employees of the Managing Member or Goldman Sachs may directly or indirectly invest in the Company or the Investment Funds. Any such party may redeem any units that it may acquire at any time, without notice to the Members, in accordance with the redemption provisions of the LLC Agreement of the Company or the relevant Investment Fund. GS HFS, in its capacity as Managing Member, is permitted to delegate certain of its investment management responsibilities to its affiliates or other persons as set forth in the Company’s LLC Agreement. Without the consent of the other Members, the Managing Member may assign its rights and obligations as Managing Member or otherwise transfer its units to (i) any affiliate of the Managing Member, (ii) a corporation, partnership or other entity which succeeds to the business of Goldman, Sachs & Co. or The Goldman Sachs Group, Inc. substantially in its entirety, (iii) The Goldman Sachs Group, Inc. or any corporation, partnership or other entity the ownership of which is substantially the same as that of The Goldman Sachs Group, Inc. or (iv) any corporation, partnership or other entity of which at least 50% of the voting securities or general partnership interests or membership interests are owned, directly or indirectly, by any person described in clause (i), (ii) or (iii) above. It is not currently expected that the Investment Funds’ Advisors or any of those Advisors’ respective principals will purchase units or membership units in the Company or the Investment Funds.

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

As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under “General Categories of Conflicts Associated with the Company and the Investment Funds”, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, allocations, compensation, remuneration and other benefits to Goldman Sachs (including benefits relating to investment and business relationships of Goldman Sachs) arising from those decisions may be greater as a result of Advisor selection and certain portfolio, investment, service provider or other decisions made by the Managing Member for the Company and the Investments Funds, respectively, than they would have been had other decisions been made which also might have been appropriate for the Company or the Investment Funds. For example, Goldman Sachs or Client/GS Accounts (as defined below) may have significant equity, profits or other interests in the Advisor or may have entered into arrangements with the Advisor in which the Advisor would share with Goldman Sachs, a Client/GS Account or related parties a material portion of its fees or allocations (including, without limitation, fees earned by the Advisor as a result of the Company’s or an Investment Fund’s allocation of assets to an Advisor Fund managed by the Advisor). Payments to Goldman Sachs (either directly from the Advisor or in the form of fees or allocations payable by the Client/GS Accounts) will generally increase as the amount of assets that an Advisor manages increases. Therefore, investment by the Company or an Investment Fund with an Advisor where Goldman Sachs, a Client/GS Account or a related party has a fee and/or profit sharing arrangement or other interest in the equity or profits of the Advisor may result in additional revenues to Goldman Sachs and its personnel or related parties. Also, the Managing Member may make the decision to have Goldman Sachs provide administrative or other services to the Company or the Investment Funds instead of hiring an unaffiliated administrator or service provider, provided that such engagement is on market terms as determined by the Company in its sole discretion.

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

Goldman Sachs may also provide brokerage or other services to Advisors or act as prime broker for Advisors. Payments to Goldman Sachs for providing brokerage or other services or acting as prime broker will generally increase as the size of the assets that an Advisor manages increases. Therefore, investment by an Investment Fund (and indirectly the Company) with an Advisor where Goldman Sachs acts as prime broker, or to which Goldman Sachs provides brokerage or other services, will likely result in additional revenues to Goldman Sachs and its personnel. Goldman Sachs may provide research products and other products and services to an Advisor and receive revenues in connection with these activities. Goldman Sachs may receive price discounts or services from Advisors based on its relationships with such Advisors. In connection with services Goldman Sachs may provide Advisors, Goldman Sachs will act in its own commercial interests and will not be obligated to take actions consistent or beneficial to the Company. As a result, investment with Advisors will be subject to many of the same conflicts arising from Goldman Sachs activities described herein.

The Managing Member or the managing member of an Investment Fund or Goldman Sachs may become aware of market or other information regarding an Advisor selected for the Company, may place an Advisor under review or may adjust its assessments of an Advisor at any time and for any reason. The Managing Member or the managing member of the relevant Investment Fund may continue to retain such Advisor regardless of such information, review or adjustment in assessments, and neither the Managing Member or such managing member nor Goldman Sachs will be under any obligation to provide the Company notice of such information, review or adjustment in assessments or to effect transactions on behalf of the Company as a result of such information, review or adjustment in assessments. Goldman Sachs (on its own behalf or on behalf of certain Client/GS Accounts) may take any action, including but not limited to the sale of investments, the unwinding of hedge positions in connection with derivative transactions entered into with respect to such Advisor, or redemptions from such Advisor, based on any information, review or adjustment in assessments (as described above) at any time and without notice to the Company or to other clients. Such actions by Goldman Sachs may differ from, and may conflict with, advice given or investment decisions made by the Managing Member on behalf of the Company and may have an adverse effect on the Company.

In connection with the Managing Member’s ongoing review of Advisors, the Managing Member may work with Advisors to address certain issues that arise, including related to operations, performance, personnel and investment. The Managing Member may make comments or requests for changes or improvements. These comments and requests may occur over extended periods and the Managing Member may decide not to terminate a particular Advisor despite having such outstanding comments and requests.

In addition, if an Advisor provides fee “breakpoints,” such breakpoints may be affected by Goldman Sachs’ business relationships and levels or accounts other than with respect to the Company or the Investment Funds, and may directly or indirectly benefit Goldman Sachs and other proprietary or client accounts of Goldman Sachs.

Goldman Sachs may also serve as an Advisor with respect to Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs will receive compensation in connection with acting as an Advisor, and such compensation will not be reduced by any fees payable in accordance with any investments made by Goldman Sachs as Advisor of such Advisor Fund, Portfolio Company or Managed Account (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with the direct purchase of underlying investments by an Advisor Fund, Portfolio Company or Managed Account). Such fees to Goldman Sachs may be greater as a result of the selection of certain Advisors by the Managing Member and its personnel than they would have been had other Advisors been selected which also might have been appropriate for the Investment Fund.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts

Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company and the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests or in situations where Goldman Sachs may have an incentive to prefer certain funds or accounts over others. For example, the Company or the Investment Funds may be competing for investment opportunities with current or future accounts or funds sponsored, managed or advised by Goldman Sachs (including the Managing Member), including current of future accounts or funds managed by the same portfolio management team, or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (each a “Client/GS Account” and collectively, the “Client/GS Accounts”). In addition, certain Advisors may have other commercial relationships with Goldman Sachs, including being investors in Client/GS Accounts. These Client/GS Accounts or accounts or funds may provide greater fees or other compensation or other benefits (including performance-based fees, equity, profit or other interests) to Goldman Sachs (including the Managing Member) and potentially to Goldman Sachs personnel (including personnel of the Managing Member).

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

The Managing Member may make allocation related decisions for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors. These factors, which are applied using the Managing Member’s reasonable judgment, may include, without limitation, (i) account investment horizons, investment objectives and guidelines; (ii) different levels of investment for different strategies including sector oriented, concentrated new opportunities or other strategies; (iii) client-specific investment guidelines and restrictions, including the ability to hedge through short sales or other techniques; (iv) the expected future capacity of applicable Client/GS Accounts; (v) fully directed brokerage accounts; (vi) tax sensitivity of accounts; (vii) suitability requirements and the nature of the investment opportunity; (viii) account turnover guidelines; (ix) cash and liquidity considerations, including without limitation, availability of cash for investment; (x) relative sizes and expected future sizes of applicable accounts; (xi) availability of other appropriate investment opportunities; (xii) regulatory restrictions affecting certain accounts, and/or (xiii) minimum denomination, minimum increments, de minimis threshold and round lot considerations. Suitability considerations can include without limitation (i) relative attractiveness of a strategy or Advisor to different accounts; (ii) concentration of sector, sub-strategy or Advisor positions in an account; (iii) appropriateness of a security for the benchmark and benchmark sensitivity of an account; (iv) an account’s risk tolerance and parameters; (v) use of the opportunity as a replacement for a security Goldman Sachs believes to be attractive for an account; (vi) considerations related to hedging a position in a pair trade; and/or (vii) considerations related to giving a subset of accounts exposure to an industry. In addition, the fact that certain Goldman Sachs personnel are dedicated to one or more funds, accounts or clients may be a factor in determining the allocation of opportunities sourced by such personnel. Reputational matters and other such considerations may also be considered. The application of these principles may cause dispersion over time.

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

Transactions undertaken by Goldman Sachs or Client/GS Accounts may adversely impact the Company and the Investment Funds. Goldman Sachs and one or more Client/GS Accounts may buy, sell or hold positions while the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company. For example, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may buy a security and Goldman Sachs or Client/GS Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account holds. Conversely, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may establish a short position in a security and Goldman Sachs or other Client/GS Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account and such increase in price would be to the detriment of the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company.

Further, the Managing Member and other Goldman Sachs affiliates may manage funds or accounts, and Goldman Sachs may be invested in funds or accounts, that have similar investment objectives or portfolios to that of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts, and events occurring with respect to such funds or accounts could affect the performance of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts. For example, in the event that withdrawals of capital or performance losses result in such a fund or account selling securities, those sales could result in securities of the same issuer, strategy or type held by the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts falling in value, which could have a material adverse effect on the Company or the Investment Funds. The Company or the Investment Funds may, to the extent permitted by applicable law, lend any securities held by the Company or the Investment Funds to any other Client/GS Account, and will be subject to the risk of the default of any such Client/GS Account. Goldman Sachs will be under no duty to compensate the Company or the Investment Funds for any losses incurred as a result of such loans.

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

The Advisor Funds, the Portfolio Companies and the Managed Accounts may invest in indebtedness of portfolio companies affiliated with Goldman Sachs or in which Goldman Sachs and/or funds or accounts sponsored, managed or advised by Goldman Sachs have an equity or other interest, and may acquire such indebtedness either directly or indirectly through syndicate or secondary market purchases. Such investments may benefit Goldman Sachs. This may create conflicts, including in relation to exercising rights as a creditor, and could adversely affect the Company’s and Investment Fund’s rights, interest and activities. Goldman Sachs or funds or accounts which Goldman Sachs manages or in which Goldman Sachs has an interest that hold investments in different parts of the capital structure of a company than the Company, an Investment Fund, Advisor Fund, Portfolio Company or Managed Account, may take certain actions that could be materially adverse to the Company’s direct or indirect investment in such company. Goldman Sachs will not be obligated to take actions in those accounts in a manner consistent or beneficial to the Company. There are also certain risks involved in making investments in issuers that are or become insolvent. See ITEM 1A. “RISK FACTORS—Risks Related to Issuers of Securities—Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency,” including the discussion on the avoidance of certain payments on indebtedness as preferences in connection with bankruptcy proceedings, which could be a more significant issue for the Company and the Investment Funds in connection with investments in companies affiliated with Goldman Sachs. In addition, it is possible that in connection with an insolvency, bankruptcy or similar proceeding the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may be limited (by applicable law, courts or otherwise) in the positions or actions they may be permitted to take due to other interests held or actions or positions taken by Goldman Sachs or funds or other accounts it manages or in which it invests.

The Managing Member may, but is not required to, aggregate purchase or sale orders for the Company and the Investment Funds with trades for other funds or accounts sponsored, managed or advised by Goldman Sachs, including Client/GS Accounts. Aggregation of orders occurs when considered appropriate by the Managing Member. These circumstances may include, without limitation, aggregation among client accounts and accounts that contain Goldman Sachs and/or employee interests; when consistent with the goal of aligning advisor and client interests; in developing products that demonstrate client experience track records; when managing accounts in a commercially reasonable manner for clients (which may be affiliates but are engaging the Managing Member to act as an independent commercial money manager); or when aggregating will have a de minimis effect on the performance of client accounts (e.g., where client accounts’ size is larger than the size of the seed account). When orders are aggregated for execution, it is possible that Goldman Sachs and Goldman Sachs employee interests will receive benefits from such transactions, even in limited capacity situations. While the Managing Member maintains policies and procedures that it believes are reasonably designed to deal with conflicts of interest that may arise in certain situations when purchase or sale orders for the Company and the Investment Funds are aggregated for execution with orders for Client/GS Accounts, in some cases the Managing Member will make allocations to accounts in which Goldman Sachs and/or Goldman Sachs employees have an interest.

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

Goldman Sachs (including its personnel or Client/GS Accounts) may create, write, sell or issue, invest in, or act as placement agent or distributor of, derivative instruments with respect to the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, with respect to underlying securities, currencies or instruments of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts (collectively referred to as “Structured Investment Products”). The values of the Structured Investment Products may be linked to the NAV of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and/or the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. In connection with the Structured Investment Products and for hedging, re-balancing, investment trading and other purposes, the Company and/or Goldman Sachs (including its personnel or Client/GS Accounts) may (i) purchase or sell investments held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, (ii) purchase or sell units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or (iii) hold synthetic positions that seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts or the Company’s, the Investments Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. Such positions may be significant and may differ from and/or be adverse to the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ positions. Goldman Sachs (including its personnel and Client/GS Accounts) reserves the right to make purchases and sales of investments that may also be held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies and/or Managed Accounts and to make purchases and sales of units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts at any time and without notice to investors in the Company. These derivative-related activities, as well as such investment and redemption activities, may have an adverse effect on the investment management of the Company and the Company’s positions, flexibility, diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly through the Company by the Members.

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

The Company may also directly or indirectly enter into asset-based or other credit facilities. Any credit facility of the Company may be secured by all or any portion of the Company’s portfolio of assets, including any interests in other funds. Actions taken by the Managing Member or Goldman Sachs on behalf of Goldman Sachs’ proprietary accounts, Client/GS Accounts or otherwise may result in adverse performance or diminution in value of the Company’s portfolio, which could cause the Company to be in default, or to take certain actions to avoid being in default, in connection with a credit facility. This could have a material adverse effect on the Company. Actions taken either by the applicable lender (which may, to the extent permitted by applicable law, be Goldman Sachs) or by the Managing Member on behalf of a Client/GS Account or the Company arising out of credit facility related issues may impact the value of the assets of the Company, may cause the Company to be in default or take certain actions to avoid being in default with respect to a credit facility and may have a material adverse effect on the Company. For example, an event of default or actions taken by the Managing Member to avoid an event of default could cause the Company to liquidate assets more rapidly (and therefore potentially at significantly lower prices) than might otherwise be desirable, which could have a material adverse effect on the Company’s portfolio. In addition, such a liquidation could alter the constitution of the Company’s portfolio, resulting in a portfolio that is less diversified and less liquid, and could otherwise limit the ability of the Company to successfully implement its investment program. An example of this would be where, to avoid an event of default, more liquid securities are sold in advance of less liquid securities. Similarly, if the Company is invested in another fund, the consequences arising out of a default or potential default by such fund in connection with a credit facility as described above could adversely affect the Company, and such consequences could be exacerbated by substantial redemptions from other investors (including Goldman Sachs and the Managing Member on behalf of Client/GS Accounts) in the defaulting or potentially defaulting fund. Such redemptions could cause the liquidation of additional portfolio assets of the Company at times that would not otherwise be desirable, with the negative effects described above. When Goldman Sachs acts as a lender to a fund or Client/GS Account, it may take commercial steps in its own interest, such as requiring repayment of all or part of a loan at a time that may not be desirable for the Company, and such actions may have a material adverse effect on the Company.

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

Potential Conflicts Pertaining to Advisor Fund Special Investments and Designated Investments

From time to time, the Company may, as part of its investment program, invest in one or more Advisor Funds and/or Portfolio Companies that acquire or hold assets or securities that its Advisor determines should, either at the time such security or other asset is acquired or at a later date, be segregated (or “side pocketed”) from the other assets and securities of the Advisor Fund or Portfolio Company because such assets cannot be readily liquidated or because the value of such assets cannot be readily ascertained (each such investment, together with certain related assets and liabilities and investments related thereto which are also segregated, such as hedge positions, a “Portfolio Fund Special Investment”). Such assets typically retain their designation as Portfolio Fund Special Investments until they are realized or become marketable or until the occurrence of such other specified event or circumstance as may be determined by the Advisor. Investors that hold interests in side pocketed assets generally will not be able to redeem their indirect interests in such assets until the relevant side-pocketed assets are liquidated or deemed realized by the Advisor Funds or Portfolio Companies.

In addition, from time to time, the Company and/or an Advisor Fund or Portfolio Company in which the Fund has invested or any other assets held by the Fund may become materially impaired, including in situations where the Company, Advisor Fund or Portfolio Company has limited, suspended or discontinued redemptions of its interests or has suspended determination of its net asset value. If the Managing Member, in its sole discretion, determines that the Company’s ability to redeem or otherwise dispose of interests in or to value a particular Advisor Fund, Portfolio Company or other asset held by the Company has become materially impaired, the Managing Member, in its sole discretion, may (but is not required to) designate the Company’s interests in such Advisor Fund, Portfolio Company or other asset a “Designated Investment.” The Managing Member may rescind the Designated Investment status when it determines, in its sole discretion, that the Designated Investment no longer suffers from a liquidity or valuation impairment, including upon the Company’s liquidation of the Designated Investment.

At any time on or before a redemption date, the Managing Member may determine as a result of the Company’s aggregate exposure to Portfolio Fund Special Investments and Designated Investments, that fulfilling outstanding redemption requests as of such redemption date solely in cash may have a material adverse effect on the investment mix or future liquidity of the Company for remaining investors. To attempt to mitigate the effects of redemptions on the investment mix and future liquidity of the Company, the Managing Member may have the right to cause the Company to satisfy a redemption request partly in cash (by disposing of liquid assets) and partly by transferring the economic risks and benefits of the illiquid assets to the redeeming investor through, among other means, a distribution in kind or the issuance of interests in special investment accounts to which the Managing Member, in its sole discretion, may allocate interests in certain Portfolio Fund Special Investments and Designated Investments (“Special Investment Accounts”). Clients will retain their interests in each Special Investment Account until the last investment in such Special Investment Account is realized, deemed realized or disposed of, or its Designated Investment status has been rescinded by the Managing Member, in its sole discretion. Throughout the time period that clients hold interests in Special Investment Accounts, the Managing Member shall determine the value of the Special Investment Accounts, and clients that hold interests in Special Investment Accounts may pay the Managing Member management fees and performance-based fees that shall be calculated based on the value of the clients’ investments in the Special Investment Accounts.

The Managing Member’s ability to distribute illiquid assets in kind or to allocate Portfolio Fund Investments and Designated Investments to Special Investment Accounts and issue interests in Special Investment Accounts raises conflicts of interest. For example, the Managing Member’s determinations with respect thereto may affect the amount of fees earned by the Managing Member. The Managing Member may, therefore, be incentivized to satisfy clients’ redemption requests through a combination of cash and interests in Special Investment Accounts in order to earn management and performance-based fees that the Managing Member would otherwise not be entitled to had clients’ redemption requests been satisfied fully in cash. The Managing Member may also be incentivized not to rescind a Designated Investment’s status as such, because rescission of Designated Investment’s status will reduce the value of the Special Investment Accounts to which such Designated Investment has been allocated, and this in turn will reduce the fees payable by clients to the Managing Member in connection with such clients’ interests in Special Investment Accounts.

Moreover, the Managing Member may have discretion over the amount and identity of the Portfolio Fund Special Investments and Designated Investments distributed in kind or allocable to Special Investment Accounts. Depending on the composition of the Portfolio Fund Special Investments and Designated Investments that the Managing Member distributes in kind or allocates to Special Investment Accounts in respect of a particular redemption date (each a “Special Investment Account Series”), one Special Investment Account Series may outperform another Special Investment Account Series or may outperform the Fund itself. Therefore, the composition of such in-kind distribution or Special Investment Account may cause the returns received by one client (including Goldman Sachs) to be greater than those received by another client. In this regard, while the Managing Member will have broad discretion as to whether to designate Portfolio Fund Special Investments and Designated Investments and as to the composition of any such in-kind distribution or allocation to Special Investment Accounts, the Managing Member may establish internal guidelines as to the factors it will employ in making these determinations. These internal guidelines will be subject to change in the sole discretion of the Managing Member.

Potential Conflicts Related to the Valuation of Investments

The valuation of investments made by the Company and the Investment Funds is ordinarily determined based on valuations provided directly or indirectly by the Advisors. Certain securities in which the Company or the Investment Funds directly or indirectly invest may not have a readily ascertainable market price and will generally be valued by the Advisors. Such securities and other assets may constitute a substantial portion of the Company’s direct or indirect investments. In this regard, the Advisors may face a conflict of interest in valuing the securities, as their value will affect the Advisors’ compensation. Furthermore, the Managing Member may face a conflict of interest in overseeing the valuation of the investments of the Company or an Investment Fund, as the value of such fund’s investments will affect the Managing Member’s compensation. In certain circumstances, the Managing Member may determine that a valuation of the assets of the Company or an Investment Fund is inaccurate or incomplete. In addition, certain assets of the Company or an Investment Fund may not be valued by the Advisors, including without limitation, fee or profit sharing arrangements with an Advisor. In such events, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination.

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

The Board of Directors Lacks Independence

The Managing Member is, and has historically been, responsible for the management of the affairs of the Company. Effective April 1, 2009, the Managing Member established a board of directors of the Company, which supervises the affairs of the Company in lieu of the supervision previously provided by the Board of Directors of the Managing Member. The directors of the Company are employees of Goldman Sachs and will not be independent of the Managing Member and the Company, as applicable. As a result, the directors of the Company may have other considerations in addition to their responsibilities for the Company, including as a result of their employment by Goldman Sachs, which could result in potential conflicts of interest.

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

These arrangements may raise conflicts of interests. For example, to the extent that an Advisor uses client commissions to obtain research, it will not have to pay for research itself. In addition, research or other services obtained in this manner may be used in servicing any or all advisory clients of the Advisor and may be used in connection with advisory accounts other than those that pay commissions to the broker relating to the research or other service arrangements. To the extent permitted by applicable law, such products and services may disproportionately benefit one account of the Advisor over another based on the amount of brokerage commissions paid by such accounts of the Advisor. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account, but may be used in managing other client accounts.

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

The Managing Member may select broker-dealers (including, without limitation, affiliates of the Managing Member) to provide prime brokerage services to funds that it manages. Conflicts may arise with respect to the

Managing Member’s selection of prime brokers and its negotiation of the brokerage, margin and other fees payable to such parties. Prime brokerage firms may introduce prospective clients or afford the Managing Member the opportunity to make a presentation regarding its services to qualified investors. Such capital introduction opportunities are generally provided at no additional cost. In addition, prime brokerage firms may provide certain other services (including, among others, clearance and settlement of securities transactions, placement agent and custody services, and extending margin credit) at favorable or below market rates. Such capital introduction opportunities and other services may create incentives for or provide benefits to the Managing Member (and not the Client/GS Accounts) from the selection of such prime brokerage firms. In addition, the Managing Member may have an incentive to select prime brokers that are clients of the Managing Member. The Managing Member will select such firms only when consistent with obtaining appropriate services for clients.

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

No compensable errors have been identified for the years December 31, 2009, 2008 and 2007.

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

Compensation for Errors.  When the Managing Member determines that reimbursement by the Managing Member is appropriate, the Company will be compensated as determined in good faith by the Managing Member. Compensation will be calculated in the Managing Member’s discretion. The Managing Member will follow what it considers reasonable guidelines regarding these matters in light of all of the facts and circumstances related to an error. In general, compensation is expected to be limited to direct and actual losses, which may be calculated relative to comparable conforming investments, market factors and benchmarks and with reference to other factors the Managing Member considers relevant. Compensation generally will not include any amounts or measures that the Managing Member determines are uncertain, including potential opportunity losses resulting from delayed investment or sale as a result of correcting an error or other forms of consequential or indirect losses. The Managing Member expects that, subject to its discretion, losses will be netted with an account’s gains relating to errors and will not exceed amounts in relation to an appropriate replacement investment, benchmark or other relevant product returns. In addition, losses may also be capped at the value of the actual loss, particularly when the outcome of a differing investment would in the Managing Member’s view be uncertain or in light of reasonable equitable considerations. As a result, error compensation is expected to be limited to the lesser of actual losses or losses in relation to comparables. The Managing Member may also consider whether it is possible to adequately address a mistake through cancellation, correction, reallocation of losses and gains or other means. The Managing Member may face conflicts of interest in making determinations and calculations with respect to compensation for errors.

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

Reprocessing NAV Errors and Compensation of Members.  The Company follows materiality policies to determine when individual Member accounts will be restated (credited or debited) in respect of particular errors, and to handle certain NAV-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Under these policies, when a compensable error by the Managing Member occurs, the Managing Member may reimburse the Company in an amount according to its policies without reprocessing individual Member accounts. Reprocessing of individual Member accounts generally will only occur when the error is of a size that exceeds the Company’s materiality threshold for reprocessing. This means that an error below the materiality threshold may disadvantage Members during the period the error persists, but reimbursement may benefit Members at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific Members whose units were negatively affected by the error. As described in “—Identification of Compensable Errors”, the Company also expects to follow materiality policies with respect to the resolution of errors that may limit or restrict when compensation to the Company or Members will be paid. Accordingly, Members who purchase or redeem units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. Similar considerations may apply with respect to the error and error correction policies of the Advisors.

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

EMPLOYEES

As of December 31, 2009, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2009, was supported by approximately 115 employees of the GS Group worldwide, of which approximately 33 allocated at least a portion of their time to the management of the Company and the Investees.

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

A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios

Although the managing member of an Investment Fund intends to allocate assets to Advisors whose principal investment strategies are within one of the Investment Sectors described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Description of the Investees and the Performance of the Investees,” a substantial portion of the Investment Fund’s assets may be invested utilizing strategies within other investment sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund’s specified Investment Sector.

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

Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets

The Company is a “non-diversified” investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the “Investment Company Act”) on the percentage of the Company’s assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund’s capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund’s assets, although the managing member of each of GTT and GELS generally will not allocate more than 25% of the total assets of the applicable Investment Fund to any single Advisor at the time of investment in such Advisor. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, and, since April 1, 2008, there were no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Consequently, losses suffered by such Advisors of any of the Investment Funds could result in a proportionately higher reduction in an Investment Fund’s capital than if such capital had been more proportionately allocated among a larger number of Advisors.

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

In connection with the managing member of the Investment Fund’s ongoing review of Advisors, the managing member of the Investment Funds may identify certain deficiencies with an Advisor (including potentially significant deficiencies) that should be addressed by the Advisor, including issues related to operations, risk management, performance, personnel and investments. The managing member of the Investment Funds may raise such concerns with such Advisor and request that such Adviser address such concerns. The managing member of the Investment Funds may decide not to terminate an Advisor despite the identification of such deficiencies for various reasons, including without limitation, because the managing member of the Investment Funds determines in its sole discretion that such deficiencies are not significant or because the Advisor is attempting to address such deficiencies. If the Advisor suffers losses during this period, the Company could be materially adversely affected. Alternatively, the managing member of the Investment Fund may determine to redeem or attempt to redeem the Company’s assets from an Advisor as a result of such deficiencies. Due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisors, it may take a significant period of time for the managing member of the Investment Fund to redeem the Company’s assets from such Advisor, and if the Advisor suffers losses before the Company is able to redeem fully, the Company could suffer significantly greater losses than if the Company had been able to redeem from such Advisor without restriction.

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

Although the Managing Member is registered with the CFTC under the Commodity Exchange Act as a CPO with respect to other pools that it operates, the Managing Member operates the Company as if it were exempt from such registration pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) units may be purchased only by natural persons who are “qualified eligible persons” as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are “qualified eligible persons” as defined in Rule 4.7 under the Commodity Exchange Act or “accredited investors” as defined in Rule 501(a)(1)-(3), (a)(7) or (a)(8) of Regulation D promulgated under the Securities Act. Therefore, the Managing Member is not required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company.

Notwithstanding the foregoing, the Company may be impacted by the restrictions applicable to Goldman Sachs as a Bank Holding Company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). See “—Regulation as a Bank Holding Company”.

Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members

Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may materially adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which an Investment Fund or Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments directly or indirectly held by such Investment Fund and, in turn, the value of the Company’s assets and the ability of the Advisors with which such Investment Fund invests to pursue their trading strategies. Members should note that recently proposed legislation directed at certain non-US entities and entities organized in tax haven jurisdictions would, and future legislation could, if enacted, result in material tax or other costs for some or all of the Portfolio Companies or Advisor Funds through which the Company invests, or require a significant restructuring of the manner in which some or all of the Portfolio Companies or Advisor Funds through which the Company invests are organized or operated. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company, the Investment Funds and the Advisors to pursue their respective investment objectives or strategies. Likewise, the ability of the Company and the Investment Funds to pursue their trading strategies may be adversely affected due to additional regulatory requirements or changes to regulatory requirements applicable to the Company and the Investment Funds, such as requirements that may be imposed due to other activities of Goldman Sachs (including, without limitation, as a result of Goldman Sachs electing to be regulated as a BHC) or as a result of the investment in the Company or the Investment Funds by certain investors or types of investors (including, without limitation, investors subject to ERISA). See “—Regulation as a Bank Holding Company” below.

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

The investment manager of GFS recently created GFS Trust for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests have been and will continue to be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of December 31, 2009 was an amount equal to approximately 6% of the Company’s member’s equity.

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

In determining whether the Company should limit redemptions as of any Company redemption date, the Managing Member will rely in part on information provided by each Advisor, including with respect to the Advisor’s liquidity. Due to sudden changes in the liquidity profile of certain Advisors and other factors, an Advisor may suspend, delay or otherwise limit redemptions as of a redemption date. In certain cases, the Company may not learn of such suspension, delay or other limitations until after the Company’s redemption date. As a result, the Company may not be able to take action to limit redemptions as of such redemption date. Therefore, any such delayed notice could materially adversely affect the Company and its portfolio, could result in the delay of redemption payments and/or leave non-redeeming Members with a less liquid portfolio than if the Managing Member had received more timely notice regarding the liquidity of the Advisor Funds.

Substantial Redemptions Could Have a Material Adverse Effect on the Company

Substantial requests for the Company or an Investment Fund to redeem membership units of its members in a concentrated period of time, including redemption requests by current and former directors, partners or employees of the GS Group or from certain investment vehicles organized by the Managing Member or its affiliates, could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. In addition, certain Advisor Funds may impose redemption fees, which the Company or the Investment Funds may be required to pay in order to obtain required redemption proceeds. The Company could experience disproportionately high redemptions on any particular redemption date, which could have a material adverse effect on the value of the units redeemed and the units that remain outstanding. In addition, following receipt of a redemption request, the Company may be required to liquidate assets in advance of the applicable redemption date, which may result in the Company holding cash or highly liquid investments pending such redemption date. During any such period, the ability of the Managing Member to successfully implement the investment program of the Company may be impaired and the Company’s returns may be adversely affected as a result.

If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Risks Related to Issuers of Securities—Advisor Special Investments” below. In addition, the Managing Member may be unable to redeem interests in one or more Investment Funds as it otherwise deems advisable in order to pay redemption requests, for among other reasons, limits imposed by an Advisor Fund on redemptions by such Investment Fund. As a result, the Managing Member may be required to redeem interests from other more liquid Investment Funds in order to meet redemption requests, which could have a material adverse effect on the Company’s, portfolio mix and the liquidity for remaining Members. Moreover, regardless of the time period over which substantial redemption requests are made, the resulting reduction in the Company’s NAV could make it more difficult for the Company to generate profits or recover losses. Members will not receive notification of substantial redemption requests in respect of any particular Redemption Date (as defined below) from the Company, and therefore may not have the opportunity to redeem units prior to, or at the same time as, the redeeming Members. The Company funded the redemptions made in 2007, 2008, 2009 and January 2010, by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also has used its Credit Facility to fund past redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made during 2009 to fund the redemptions made in the Company during 2009 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2010 had a material adverse effect on the value of the units or the performance of the Company. See “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals”. The Company may elect to borrow under the Credit Facility, including without limitation, to fund redemptions, from time to time in the future. As further described in Item 7, the Company entered into the Credit Facility on June 30, 2006. For a description of the Credit Facility, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 6 to the financial statements.

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

Such securities and other assets may not be readily marketable or saleable and may have to be held by Members (or the special purpose vehicle or liquidating trust created to hold such assets) for an indefinite period of time. The risk of loss and delay in liquidating these securities and other assets (including any expenses involved in the organization and maintenance of a special purpose vehicle or liquidating trust) will be borne by the Member, pro rata in relationship to its interest in a special purpose vehicle or liquidating trust if such assets are held in a special purpose vehicle or liquidating trust, with the result that such Member may receive less cash than it would have otherwise received on the applicable redemption date. Assets distributed in-kind will ordinarily be valued as of the applicable redemption date, although the Managing Member, in its sole discretion, may determine to value such assets as of the date such distribution is made or as of any other date. However, the value of any assets distributed in-

kind will fluctuate and the value assigned thereto for purposes of such distribution may not reflect the actual amount that will be realized in connection with a disposition (or, on the eventual liquidation) of such assets.

Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions

The Company may accept additional subscriptions for units from time to time as determined by the Managing Member, in its sole discretion, and in accordance with the Company’s LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for units on the first day of each calendar month or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions and the Company has continued to do so through December 31, 2009.

Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing Members’ interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership units (as determined by the managing member of each Investment Fund and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the indirect interests of the Investment Fund’s existing members, including the Company, in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments underperform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The Loss Carry-forward Value will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for units of such Investment Fund’s membership units because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

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

Risks Related to the Company’s Structure

The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals

The managing member of each of GTT and GELS generally will not allocate more than 25% of the total assets of the applicable fund to any single Advisor at the time of investment in such Advisor. However, following the time of allocation, the percentage of each such Investment Fund’s total assets allocable to any single Advisor could exceed the 25% level due to a number of factors, including redemptions from the applicable Investment Fund and positive or negative performance by an Advisor as compared to other Advisors. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor, group of Advisors or investment strategy, and as of April 1, 2008, there are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. No assurance is given as to any level of multiple Advisor diversification. Greater concentration with any single Advisor may entail additional risks.

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

The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts or Portfolio Companies. In addition, the Investment Funds may allocate assets to Advisors that invest in assets that are difficult to value. The Company’s NAV will be affected by the valuations of these difficult-to-value assets. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Portfolio Companies. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent current audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment Fund’s Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor’s auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors’ books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company, could have a material impact on the NAV of Member’s units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” and “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets”.

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

Members of the Company are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure, and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments

Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based fees and performance-based allocations at the Company level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if the Member invested with the Advisors directly or in a fund that did not utilize a “fund of funds” structure. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

In addition to the Incentive Allocation payable to the Managing Member, the Investment Funds are subject to performance-based fees or allocations from each Advisor to which assets are allocated, irrespective of the performance of other Advisors, the Investment Funds and the Company generally. Accordingly, an Advisor with positive performance may receive performance-based compensation from an Investment Fund, and thus indirectly from the Members, even if such Investment Fund’s or the Company’s overall performance is negative.

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

A Member’s Investment in the Company will be Affected by the Investment Policies and Decisions of Advisors Which are Outside the Company’s Control

Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member’s investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund’s assets that are invested, directly or indirectly, with each Advisor. The NAV of the assets allocated to Advisors, and as a result, the NAV of the Investment Funds and, in turn, the Company, will fluctuate in response to, among other things, investment decisions made by the Advisor, various market and economic factors related to the markets in which the Advisors invest and the financial condition and prospects of issuers in which the Advisors invest. These risks will be outside the control of the Company. Certain risks related to the investment strategies and techniques utilized by the Investment Funds and the Advisors are described under “—Investment Related Risks”.

Limitations on Ability to Invest in Advisors May Result in Assets Not Being Used to Pursue Investment Objectives

In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portions of their assets that are not invested in Advisors in cash equivalents, short-term securities or money market securities pending allocation to Advisors. During the time that the Company’s assets are not invested in Advisors, that portion of the Company’s assets will not be used to pursue the Investment Funds’ and, in turn, the Company’s investment objective.

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

Investment Fund Allocations to Advisor Funds are Difficult to Monitor and Control

Each Investment Fund may invest all or a substantial portion of its assets in Advisor Funds, rather than allocating assets via Portfolio Companies or directly to Advisors pursuant to Managed Accounts. It is expected that the managing member of the Investment Funds generally will have less ability to monitor investments in the Advisor Funds, to obtain full and current information and to exercise control rights over such investments than with respect to allocations of assets to Portfolio Companies or Managed Accounts. This could have an adverse effect on the performance of such investments and, therefore, on the performance of the Investment Funds and the Company.

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

The NAV used by the Company to determine the redemption price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Investment Fund. If an Investment Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any overpayment made to a redeeming Member. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third

Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”. Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

Risks on Liquidation

Distributions in liquidation of the Company will be made in accordance with the Members’ respective capital account balances. Timing of such liquidating distributions will be based in large part on the Company’s ability to withdraw from underlying Investment Funds, which will in turn depend in large part on the Investment Funds’ ability to withdraw from the applicable Advisor Funds. Since certain Advisor Funds may impose significant restrictions on withdrawal (including without limitation, minimum holding periods, infrequent withdrawal dates, holdbacks, and the segregation of assets by the Advisor Funds through the use of side-pockets), and other Advisor Funds may have suspended, delayed or otherwise limited redemptions, Members may not receive final liquidating distributions for a significant period of time following a determination to dissolve the Company, potentially several years. In addition to liquidation of the Company, the risks described above will also apply if the Managing Member determines to cease the Company’s operations and the Company compulsorily redeems Members.

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

An Investment Fund May Not be Able to Vote or May Limit its Voting Abilities

The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund’s voting interest in certain Advisor Funds, including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain prohibitions under the Investment Company Act with respect to affiliated transactions. To the extent the Investment Fund holds non-voting interests, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interest-holders of the Advisor Fund, including matters potentially adverse to the interests of the Investment Fund and its members, including the Company.

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

Advisors Invest Independently and May Hold Economically Offsetting Positions

Each of the Advisors generally makes investment decisions wholly independently of other Advisors and may at times hold, or cause the Company and/or the Investment Funds to hold, economically offsetting positions. To the extent that the Advisors, the Company and/or the Investment Funds do, in fact, hold such positions, the Company’s portfolio, considered as a whole, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there often may be times when a particular Advisor may receive performance based compensation in respect of its portfolio for a period even though an Investment Fund’s or the Company’s NAV may not have increased, or may even have decreased, during such period. Furthermore, it is possible that, from time to time, various Advisors may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.

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

Risks Related to Investment and Trading

An Investment in the Company Involves a High Degree of Risk That the Entire Amount Invested May be Lost; Investment Results May Vary Substantially over Time

An investment in the Company involves a high degree of risk, including the risk that the entire amount invested may be lost. The Advisors will invest in and actively trade financial instruments using highly complex strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of the fixed income, commodity, currency and equity markets, risks of concentration, risks of short sales, risks of leverage, risks arising from the potential illiquidity of derivative instruments and the potential illiquidity of certain emerging markets, the risk of loss from counterparty and broker defaults, risk of inaccuracy of information received from Advisors and the risk of borrowing to meet redemption requests. No guarantee or representation is made that the Company’s, the Investment Funds’ or the Advisors’ investment programs will be successful, that the various investment strategies utilized or investments made will have low correlation with each other or that the Company’s returns will exhibit low correlation with an investor’s traditional investment portfolio. Each Advisor’s investment program may utilize such investment techniques as margin transactions, option transactions, short sales, forward contracts and futures contracts, which involve substantial volatility and can, in certain circumstances, substantially increase the adverse impact to which the Investment Funds and the Company may be subject. All investments made by the Company risk the loss of capital. Investment results may vary substantially over time. Certain Advisors may have no limits with respect to the types and sizes of investments that they may make. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM”.

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

The success of an Advisor’s trading activities will depend on, among other things, the Advisor’s ability to identify overvalued and undervalued investment opportunities and to exploit price discrepancies in the capital markets. Identification and exploitation of the investment strategies to be pursued by an Advisor involve a high degree of uncertainty. No assurance can be given that the Advisors will be able to locate suitable investment opportunities in which to deploy all their capital. A decline in, or lack of volatility and pricing inefficiency of, the markets in which an Advisor seeks to invest, changing, evolving and maturing markets, the increased number of market participants in competition with the strategies deployed by Advisors, as well as other market factors, may reduce the number and scope of an Advisor’s investment opportunities available to an Advisor.

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

The use of leverage by the Investment Funds, Advisor Funds, Portfolio Companies or Advisors can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The amount of leverage or borrowings which the Company, Investment Funds, Advisor Funds, Portfolio Companies and Advisors may have outstanding at any one time may be large in relation to their capital. Consequently, the level of interest rates generally, and the rates at which the Investment Funds, Advisor Funds, Portfolio Companies and Advisors can borrow in particular, can affect the operating results of the Company. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, a relatively small price movement in a futures contract can result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended “margin” loans to such Advisor in respect of the applicable Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund or Portfolio Company. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

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

In lieu of, or in addition to, obtaining a revolving credit line, the Company, Investment Funds, Advisor Funds and Portfolio Companies may determine from time to time to attempt to borrow funds as and when needed, as opposed to relying on committed facilities, with respect to all or a portion of their borrowing needs. Subject to applicable law, the Company, Investment Funds, Advisor Funds and Portfolio Companies may make borrowings from Goldman Sachs on this basis. Such borrowings would therefore generally not involve the payment of any commitment fees, but may result in a higher interest rate when borrowings are made than would have been the case had a committed facility been in place, and could leave the Company, Investment Funds, Advisor Funds or Portfolio Companies at risk in situations where no such financing is available, or is only available at high rates. In addition, the terms of any such borrowings may provide that such borrowings may be subject to repayment at any time upon demand by the lender, which could occur at a time when complying with such demand could have a material adverse effect on the Investment Funds, Advisor Funds or Portfolio Companies and, in turn, the Company. In addition, a lender may terminate such borrowings upon the occurrence of certain events, including, without limitation, events of default or termination events. Any such event with respect to a borrowing could materially adversely affect the Company. The Company will also be subject to other risks related to the use of leverage, which may have an adverse impact on the Company.

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

Advisors may make “short sales against-the-box,” in which they will sell short securities they own or have the right to obtain without payment of additional consideration. If an Advisor makes a short sale against-the-box, it will be required to set aside securities equivalent in kind and amount to the securities sold short (or securities convertible or exchangeable into those securities) and will be required to hold those securities while the short sale is outstanding. Advisors will incur transaction costs, including interest expenses, in connection with opening, maintaining and closing short sales against-the-box.

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

The Ability of an Investment Fund to Hedge Successfully will Depend on the Particular Advisor’s Ability to Predict Pertinent Market Movements Which Cannot be Assured

The Investment Funds, Advisors and Advisor Funds may or may not employ hedging techniques. There can be no assurance that such hedging techniques will be effective or that they will result in more favorable returns than would have been the case had they not been employed. Moreover, while such hedging techniques are intended to protect investors from changes in the valuation of the securities and other instruments in which the Company invests, the Company will not generally benefit when the value of such securities and other instruments increases.

Hedging techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, “Hedging Instruments”). Hedging techniques involve risks different from those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund’s positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Investment

Funds and the Advisors to hedge successfully will depend on the ability of the Investment Funds and the Advisors to predict pertinent market movements, which cannot be assured. There is also a risk that an Investment Fund or an Advisor may over-hedge or under-hedge a particular exposure because it has incomplete information regarding the amount of such exposure to which its investments are subject. The Investment Funds and Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Investment Funds Advisors or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.

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

Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by an Advisor due to unusually high trading volume, political intervention or other factors. Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than if such arrangements were made with numerous counterparties. Significant risks and uncertainties exist in dealing with counterparties in forward contracts. The imposition of controls by governmental authorities might also limit such forward (and futures) trading to less than that which the Advisors would otherwise recommend, to the possible detriment of the Advisor and therefore the applicable Investment Fund and the Company. Market illiquidity or disruption could result in major losses to an Investment Fund and the Company. In addition, Managed Accounts or Advisor Funds in which an Investment Fund has a direct or indirect interest may be exposed to credit risks with regard to counterparties with whom the Advisors trade as well as risks relating to settlement default. Such risks could result in substantial losses to the Investment Funds and the Company.

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

The Company and the Investment Funds may be adversely affected by the recent deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Economic and financial market conditions have continued to deteriorate since 2008 and have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. Market participants’ initial concerns were focused primarily on credit and valuation problems in the sub-prime mortgage market and resultant volatility and illiquidity in the sub-prime segment of the mortgage-backed securities market, but these concerns have broadened to the global credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors, causing decreased risk tolerance by investors and significantly tightened availability of credit. As a result, certain securities have become less liquid and more difficult to value, and thus harder to dispose of. This deterioration has been exacerbated by, among other things, uncertainty regarding the extent of the problems in the mortgage industry and the degree of exposure of financial institutions and other market participants, increased aversion to risk, concerns over inflation, instability in energy costs, complex geopolitical issues, the lack of availability and higher cost of credit and the declining real estate and mortgage markets in the United States and elsewhere. These factors, combined with variable commodity pricing, declining business and consumer confidence, increased unemployment and diminished expectations for predictable global financial markets, have led to a global economic slowdown and fears of a global recession. The duration and ultimate effect of current market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may worsen. The continuation or further deterioration of current market conditions and continued uncertainty regarding economic markets generally could result in further declines in the market values of potential investments or declines in market values. Such declines could lead to losses and diminished investment opportunities for the Company and the Investment Funds, could prevent the Company and the Investment Funds from successfully meeting their investment objectives or could require the Company and the Investment Funds to dispose of investments at a loss while such unfavorable market conditions prevail. While current market conditions persist, the Company and the Investment Funds will also be subject to heightened risks associated with the potential failure of brokers, counterparties and exchanges, as well as increased systemic risks associated with the potential failure of one or more systemically important institutions. See “—Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms”.

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

Many of the markets in which the Advisors effect their transactions are “over-the-counter” or “interdealer” markets. Participants in these markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. To the extent an Advisor invests in swaps, derivatives or synthetic instruments, or other over-the-counter transactions in these markets, the Advisor may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded transactions, which generally are characterized by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which, in turn, may subject an Advisor to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions due to, among other things, a dispute over the terms of the contract or because of a credit or liquidity problem. Such “counterparty risk” is increased for contracts with longer maturities when events may intervene to prevent settlement. The inability of the Advisors to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement, may increase the potential for losses to the Investment Funds and the Company.

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

An Advisor’s use of derivatives involves risks different from, or possibly greater than, the risks associated with investing directly in securities or more traditional investments, depending upon the characteristics of the particular derivative and the Advisor’s portfolio as a whole. Derivatives permit an Advisor to increase or decrease the level of risk of its portfolio, or change the character of the risk to which its portfolio is exposed, in much the same way as the Advisor can increase or decrease the level of risk, or change the character of the risk, of its portfolio by making investments in specific securities. Certain swaps, options and other derivative instruments may be subject to various types of risks, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk. In addition, swaps and other derivatives can involve significant economic leverage and may, in some cases, involve significant risk of loss.

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

Investments in Certain Multi-Advisor Structures

From time to time, the Managing Member may cause the Company or the Investment Fund, as applicable, to allocate assets to an Advisor that allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor (a “Multi-Advisor Structure”). As described under ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Overview of the Investment Process of the Investment Funds,” the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the Managing Member generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Company or the Investment Fund indirectly invests. In addition, the Managing Member will not be able to control the selection or removal of underlying managers. The risks described under “—Special Risks of the Fund of Funds Structure” are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

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

Limits of Risk Disclosure

The Company Should be Considered a Speculative Investment and Members Should Retain Their Investment Only if They Can Sustain a Complete Loss of their Investment

The above discussions relating to various risks associated with the Company, the units, the Investment Funds and the Advisors are not, and are not intended to be, a complete enumeration or explanation of the risks involved in an investment in the Company. Should the Managing Member invest the Company’s assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. Members should read this entire Annual Report and the Company’s LLC Agreement and should consult with their own advisers before deciding whether to retain their investment in the Company. In addition, as the Company’s investment program or market conditions change or develop over time, an investment in the Company may be subject to risk factors not currently contemplated or described in this Annual Report.

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

Assets and liabilities of the Company may be attributable to certain classes of units and not others. If, in the future, the liabilities of a class of units exceed its assets, creditors of the Company in respect of such class may have recourse to the assets attributable to other classes.

From time to time, the Company may be subject to contingent liabilities (including liabilities for taxes), known or unknown. To the extent the Company is aware of these contingent liabilities, the Company may be required by applicable accounting standards, or may otherwise determine in its discretion, to accrue amounts for such contingent liabilities for U.S. GAAP or other purposes, including contingent liabilities that may never become payable. The accrual of any such liabilities will reduce the Company’s NAV.

In certain circumstances the Company may not accrue amounts for contingent liabilities, including because such accruals are not required by U.S. GAAP, or because the potential facts giving rise to such contingent liabilities are not known to the Company, because the Company otherwise does not anticipate that any payments relating to such contingencies will be required or for other reasons in the Managing Member’s sole discretion. In the event that the Company subsequently determines to accrue amounts for such contingent liabilities and/or is required to pay amounts relating to such contingencies, such accruals and/or payments will reduce the Company’s NAV.

Members that invest in the Company at a time during which contingent liabilities are not accrued (or for which there is not a sufficient accrual) will invest in the Company at a higher NAV than had such liabilities been accrued at the time of the applicable investment. In addition, Members that redeem from the Company at a time during which contingent liabilities are accrued will redeem from the Company at a lower NAV than if such liabilities had not been accrued at the time of the applicable redemption. In the event that amounts associated with accrued contingent liabilities do not subsequently become payable and the amounts of the liabilities are reduced, causing the NAV of the Company to increase, the benefits of such increased NAV will accrue to Members who remain in the Company, and Members who previously redeemed will not receive additional compensation or otherwise share the benefit of such increase. Similarly, Members in the Company at the time when a liability for which there is no accrual becomes payable will bear the entire amount of such liability (regardless of whether such liability occurred prior to the Member’s subscription to the Company), and the Company may be unable to, or may elect not to attempt to, recover amounts from Members that redeemed from the Company prior to the contingent liability becoming payable by the Company. Similar consequences as those described above may also occur when the Company under-accrues or over-accrues for such contingent liabilities.

The Advisors and Advisor Funds will also be subject to contingent liabilities, and the Company will be subject to similar (or potentially greater) risks as those discussed above through its investment in such Advisors and Advisor Funds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company does not own or lease any physical properties. The Company is operating at the Managing Member’s facility and is not being charged rent except indirectly through the monthly Management Fee.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently, there is no established public trading market for the units. Other than transfers to the Company in redemption, transfers of units are expressly prohibited by the Company’s LLC Agreement without the consent of the Managing Member.

Units are subject to the restrictions on transfer contained in the Company’s LLC Agreement. Without the prior written consent of the Managing Member, which may be withheld in its sole discretion, a Member may not assign, pledge or otherwise transfer its units in the Company in whole or in part, except by operation of law pursuant to the death, adjudication of incompetency, insolvency or bankruptcy of the Member, or pursuant to the corporate reorganization or merger of the Member, nor substitute any other person as a Member. No transferee or assignee will be admitted as a Member without the prior consent of the Managing Member, which may be withheld in its sole discretion. A Member is permitted to redeem units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion) as of the time immediately prior to the opening of business on each January 1, April 1, July 1, and October 1 occurring on or after the first anniversary of the purchase of such units by the Member, but may be limited or postponed under limited circumstances.

There are no outstanding options or warrants to purchase, or securities convertible into, units of the Company.

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2008 through December 31, 2009 are as follows:

Quarter Ended	High	Low

3/31/08	$153.37	$150.25
6/30/08	$154.91	$152.11
9/30/08	$150.92	$141.06
12/31/08	$135.68	$131.92
3/31/09	$133.05	$132.78
6/30/09	$136.59	$133.78
9/30/09	$142.06	$138.14
12/31/09	$143.89	$141.81

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

Record Holders of Units of the Company

As of December 31, 2009, 4,736,483.29 units were held by 591 Members.

Distributions

The Company has not made distributions from January 1, 2009 to December 31, 2009 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2009 to December 31, 2009, aggregate subscriptions totaled $73,875,837. The Company previously reported sales of unregistered units during the 2009 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the units were privately offered and old to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used substantially all the proceeds to make investments in the Investment Funds.

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

The Company previously reported redemptions of units during 2009 in the Company’s Quarterly Reports on Form 10-Q. There were 168,397.67 redemptions of units during the fourth quarter ended December 31, 2009. Redemptions of $22,410,715 will be effective on January 1, 2010 and are reflected in redemptions payable in the December 31, 2009 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2005 through December 31, 2009, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

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

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected historical financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2009	2008	2007	2006	2005

Net trading gain/(loss)	$60,555,634	$(91,647,625)	$87,875,947	$76,020,409	$66,816,581
Total expenses	$8,871,658	$9,978,508	$9,808,096	$9,926,911	$14,836,748
Net income/(loss)	$51,843,963	$(101,224,791)	$78,394,581	$66,569,645	$52,141,634
Less: Incentive allocation to the managing member	$137,681	$14,474	$3,919,729	$3,328,482	$2,615,216
Net income/(loss) available for pro-rata allocation to members	$51,706,282	$(101,239,265)	$74,474,852	$63,241,163	$49,526,418

Financial Condition	Year Ended As of December 31,
Data	2009		2008		2007		2006		2005

Investments	$586,435,496		$614,788,663		$702,436,288		$686,250,341		$1,124,329,933
Total assets	$621,906,334		$641,732,463		$705,861,961		$687,475,191		$1,125,036,745
Total liabilities	$24,208,299		$31,796,392		$25,077,879		$25,400,717		$350,437,862
Members’ equity	$597,698,035	(1)	$609,936,071	(2)	$680,784,082	(3)	$662,074,474	(4)	$774,598,883	(5)
Ending NAV/Unit:
Class A Series 1	$143.89		$131.92		$152.88		$137.10		$125.75

(1)	The reduction in members’ equity as of December 31, 2009 reflects redemptions payable in the amount of $22,410,715 at December 31, 2009.

(2)	The reduction in members’ equity as of December 31, 2008 reflects redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	The reduction in members’ equity as of December 31, 2007 reflects redemptions payable in the amount of $22,708,145 at December 31, 2007.

(4)	The reduction in members’ equity as of December 31, 2006 reflects redemptions payable in the amount of $23,701,199 at December 31, 2006.

(5)	The reduction in members’ equity as of December 31, 2005 reflects redemptions payable in the amount of $347,523,596 at December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2009, the Company had total assets of $621,906,334 compared with total assets of $641,732,463 as of December 31, 2008. Total liabilities of the Company were $24,208,299 as of December 31, 2009 compared with $31,796,392 as of December 31, 2008. Members’ equity of the Company was $597,698,035 as of December 31, 2009 compared with $609,936,071 as of December 31, 2008.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the relative value sector and the event driven sector. Currently, substantially all of the Company’s assets are invested in four Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”), which employs investment strategies within one or more of the Investment Sectors. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS, and Goldman Sachs Global Relative Value, LLC (“GRV” and together with GFS Trust and the Investment Funds, the “Investees”), which is in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

The performance described herein is based in part on estimates of the recovery value of the Advisors’ claims against Lehman Brothers Holdings, Inc. and for certain subsidiaries and affiliates (“Lehman”), including cash claims involving amounts owed to the Advisors by Lehman and/or proprietary claims involving the recovery of the Advisors’ assets held by Lehman at the time of its insolvency. These estimates are based on information received from the majority, but not all of, the Advisors, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered in respect of the Advisor’s claims against Lehman could be materially different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s Members’ Equity.

The managing member of GFS recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “—Liquidity and Capital Resources” for a further discussion of GFS Trust.

GRV ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisors. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “—Liquidity and Capital Resources” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management.”

The Company’s results depend on the Managing Member, including in its capacity as managing member of each of the Investment Funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the Investment Sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the uncertain nature of the Company’s investments and since the Company’s investments in the Investment Funds are managed to seek to eliminate or reduce the impact of general economic or seasonal conditions. In addition, the Company’s past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2009, 2008 and 2007, and a general discussion of each Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each

Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

2009 Performance

The Company’s net trading gain/(loss) for the year ended December 31, 2009 was $60,555,634 compared to the year ended December 31, 2008 of $(91,647,625).

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. The investment markets experienced four distinct phases during 2009: As the turmoil of 2008 spilled over into the early part of 2009, investors’ attention during the first quarter of 2009 continued to focus on whether systemic financial and economic disaster would be averted, and the unprecedented levels of fiscal and monetary stimulus from policymakers. As these fears showed signs of dissipating during the second quarter of 2009, investors began to focus on whether the environment was stabilizing in a robust and lasting manner. In this context, the driving theme of the third quarter of 2009 was on building from these steadier foundations to examine whether improved momentum would actually translate into a sustainable economic recovery. There were a number of positive signs and developments in this regard during the third quarter of 2009, both in terms of economic data as well as the performance of certain asset classes—particularly equities and credit. However, as the third quarter of 2009 drew to a close, there were signs that momentum—at least in some areas—was waning. As a result during the fourth quarter of 2009, investors conducted a nuanced examination of where the recovery flourished most and where it looked most fragile, and the momentum in market rallies showed signs of fading as a result.

Equity and credit markets rebounded strongly from their 2008 lows during 2009, helping many Advisors produce strong returns. World equities (proxied by the MSCI AC World Index) returned 34.6% during 2009 (compared to a 42.2% loss in 2008—the biggest in its 40-year history). However, the strong overall yearly performance hides a significant intra-year shift: between January 1, 2009 and March 9, 2009, world equities dropped 22.9%, but subsequently rallied 74.6% through the end of 2009. Similarly, credit markets also rallied through much of 2009, as the Credit Suisse High Yield Index rose 54.2% and the S&P Leveraged Loan 100 Index rose 52.2% for 2009.

Many Advisors protected capital well in the first couple of months of 2009 while equity markets were still falling, by being defensively positioned coming into the year. However, a number of Advisors took a cautious approach in increasing market exposure as market conditions changed towards the end of the first quarter, of 2009, and consequently their performance lagged during the early part of these rallies. Through the rest of 2009, Advisors selectively increased gross and net exposure to participate more in the strong market direction. This benefited strategies with greater exposure to equities and credit markets, such as event driven and equity long/short strategies. Trend following strategies found conditions more difficult to navigate: for much of the year, this was due to declining volatility and a lack of clear market trends. Towards the end of the year, trends returned, but sharply reversed in October and November, which also made conditions challenging.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each Investee as of December 31, 2009, as well as each Investee’s net return for the year ended December 31, 2009.

			Year Ended
	Portfolio Weight	Portfolio Weight	December 31,
	as a % of	as a % of Adjusted	2009
Investee	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	39.40%	37.98%	13.37%
GFS	22.17%	21.36%	19.10%
GFS Trust	6.28%	6.05%	5.06	%(4)
GRV	0.82%	0.79%	6.70%
GTT	25.97%	25.03%	6.35%
HFPO	3.48%	3.36%	11.27%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

(4)	GFS Trust commenced operations on March 31, 2009. The return is for the period from March 31, 2009 to December 31, 2009.

For the year ended December 31, 2009, the Company’s Class A Series 1 units returned 9.07% net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the year ended December 31, 2009 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2009, GELS represented approximately 38% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. GELS returned 13.37% for Class C Series 1 units for the year ended December 31, 2009.

GELS Advisors started 2009 with a strong first quarter and, as a group, GELS Advisors reported positive performance during the first quarter and outperformed developed market equity indices. In the first quarter of 2009, GELS Advisors largely continued to operate with lower levels of gross and net exposure which helped them preserve capital and limit portfolio volatility in the challenging market environment of 2008. Throughout the first quarter, equity markets experienced a wide dispersion of both intra- and inter-sector performance which rewarded GELS Advisors for strong security selection and low levels of net equity exposure as they generated profits from the performance spread between long and short positions. Several GELS Advisors in the portfolio took advantage of the weakness in the cyclicals, financials, industrials, and REIT sectors and generated significant gains through short positions. Top performing GELS Advisors also used the market volatility to their advantage by actively trading individual positions and adjusting fund exposures during the market sell-offs and rallies. In the first quarter, underperforming GELS Advisors tended to have the highest levels of net exposure, particularly in the financials, energy, and industrials sectors.

Positive performance for the GELS Advisors continued in the second quarter of 2009 as global equity markets experienced a sustained rally in April and May. In April and May, conservatively positioned GELS Advisors tended to underperform those GELS Advisors with higher levels of net exposure and exposure to more cyclical sectors including consumer discretionary, industrials, and financials. Short positions broadly detracted from performance and led to losses by GELS Advisors. However, the equity rally slowed in June and many of the sectors that had benefitted from the April and May rally, such as industrials, metals and banks, traded down during June. As a result, the more aggressively positioned GELS Advisors with higher levels of net exposure to these sectors realized losses and underperformed their more conservatively positioned peers.

Equity markets continued their rally in the third quarter of 2009, with the performance of GELS Advisors very similar to that of April and May. Throughout the third quarter, top performing GELS Advisors included those with the highest levels of net exposure, particularly in levered, early-cyclical high beta sectors that benefited the most from the economic recovery. The majority of GELS Advisors’ negative performance during the third quarter 2009 was due to loss from short positions. More conservatively positioned GELS Advisors with high levels of short and long exposure concentrated in more defensive sectors like healthcare, consumer staples, media/telecom, and utilities were typically among the worst performers.

GELS Advisors finished 2009 with positive performance in the fourth quarter, benefitting from the broad based rally in global equity markets during November and December. As has been the case for much of 2009, performance was largely dictated by GELS Advisors’ levels of market exposure. In October, when equity markets declined globally, GELS Advisors who positioned their portfolios with some of the highest levels of net exposure realized the largest losses, with long positions in the consumer sector being particularly costly for select GELS Advisors. Top performing GELS Advisors in October benefited from strong short position performance, more neutral portfolio positioning, and strong stock selection as quarterly earnings served as a positive catalyst for specific names on both the long and short sides. November and December were similar in that, broadly speaking, GELS Advisors with higher gross and net exposure performed strongly, particularly those GELS Advisors with long exposure in technology, healthcare, consumer/retail, and media/telecom sectors. In November, underperforming GELS Advisors realized losses from short positions in the natural resources, industrials, and materials sectors. In December, weaker performance came from GELS Advisors who realized significant losses from short positions in small cap and more cyclical stocks. Meanwhile, GELS Advisors with long positioning focused towards natural resources, industrials, and materials tended to underperform relative to peers.

For the year, catalyst/activist focused GELS Advisors generated strong returns as markets recovered from their lows. Key drivers of returns included positions in the real estate, financials, business services, and consumer sectors as such positions reacted positively to the recovering market environments. Short positions held by GELS Advisors detracted during 2009 as it was challenging to find positions not buoyed by the general market strength.

Trading-oriented GELS Advisors underperformed other GELS Advisors as they maintained balanced net exposures in what turned out to be a strong equity market. Generally, these GELS Advisors maintained bearish portfolios coming into 2009 with long exposure primarily to defensive names and short exposure to what such GELS Advisors believed to be low quality names. This positioning proved to be difficult as the strong rally in the equity markets caused low quality stocks to outperform defensive stocks.

Value focused GELS Advisors benefited from rising global equity prices in 2009, as equity multiples from crisis level, short positions held by GELS Advisors negatively impacted performance, value focused GELS Advisors achieved gains from well timed short positions in the financials and consumer sectors.

After building exposure throughout 2009, by the end of the year many of the GELS Advisors were close to fully invested levels. GELS Advisors noted that the strongly directional markets in 2008 and 2009 presented a challenging environment in which to generate profits, and performance was driven largely by portfolio positioning.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2009, GFS represented approximately 21% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. GFS returned 19.10% for Class C Series 1 units for the year ended December 31, 2009.

GFS Advisors performed reasonably well in a year marked by strong rallies across the equity and credit markets. Credit-oriented situations were the largest contributors to performance during 2009 as the portfolio had ample exposure to GFS Advisors dedicated to credit and multi-strategy managers who allocated significantly to credit-oriented situations. Within credit strategies, GFS Advisors profited from a rebound in deeply discounted performing leveraged loans, a strong rally in the high yield bond market and a number of bankruptcy situations that were resolved during 2009. Distressed mortgage-backed securities and convertible bonds also performed well as these markets experienced renewed investor interest and benefited from substantially improved liquidity conditions. Additionally, while the level of mergers and acquisition activity was still below the peak levels recorded in 2007, exposure to select merger arbitrage transactions contributed meaningfully to return.

As noted, credit-oriented situations were the largest contributors to performance throughout 2009 while single name short positions and portfolio hedges detracted from returns. The credit markets benefited from significant mutual fund inflows into the high yield and leveraged loan markets during 2009. This trend was helpful to several credit-oriented and multi-strategy GFS Advisors who started the year with net long credit exposure. Additionally, this accommodative backdrop for credit markets in the first half of 2009 set the stage for major recapitalization events in the second half of the year. For example, CIT Group, Inc., Lear Corporation, and Charter Communications, Inc. were each able to file for and exit from bankruptcy protection over the course of the year, which is a testament to the market’s willingness to provide exit financing. Several GFS Advisors held positions that benefited from the successful restructuring of these companies. In some cases, GFS Advisors were active participants in the restructuring process and negotiations. Also, convertible bond strategies performed particularly well during the year given a strong rally from dislocated price levels from late 2008. Also, during 2009, several GFS Advisors approached convertible bonds as distressed opportunities rather than as a traditional arbitrage strategy.

Merger arbitrage was also a significant contributor to performance in 2009. GFS Advisors were significantly invested in major deals such as Rohm and Haas Company / The Dow Chemical Company, Genentech, Inc. / Roche Holding, Ltd., Wyeth / Pfizer Inc., Schering Plough Corporation / Merck & Co. Inc. Multi-strategy GFS Advisors invested in these merger arbitrage transactions with the view that broken deals were less likely given the strategic nature of the transactions, the superior credit quality of the acquirers and the attractiveness of arbitrage spreads given a diminished amount of competing capital. Overall, 2009 ended with the successful completion of each of the major merger transactions highlighted above and no major failed transactions.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of December 31, 2009, GFS Trust represented approximately 6% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. Performance information for GFS Trust for the year ended December 31, 2009 cannot be provided because GFS Trust was formed on March 31, 2009. GFS Trust returned 5.06% for the period from March 31, 2009 to December 31, 2009. See “—Liquidity and Capital Resources” for a further discussion of GFS Trust.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2009, GTT represented approximately 25% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. GTT returned 6.35% for Class C Series 1 units for the year ended December 31, 2009.

The tactical trading sector delivered positive performance in 2009, as a positive contribution from macro GTT Advisors was only slightly offset by small losses from managed futures GTT Advisors. During the first half of 2009, macro GTT Advisors capitalized on opportunities across asset classes resulting in strong gains despite small losses toward the end of the second quarter of 2009. Managed futures GTT Advisors experienced difficulty in the first half of the year, although risk remained low through much of the second quarter. Strong gains in the third quarter of 2009 prompted both macro and managed futures GTT Advisors to increase risk over this period. This proved difficult for managed futures GTT Advisors as there were sharp trend reversals across asset classes during the fourth quarter of 2009. Macro GTT Advisors also had a difficult time toward the end of 2009 but held on to gains as discretionary risk reduction proved to be prudent.

Macro GTT Advisors delivered strong performance in 2009, profiting during each quarter of the year. During the first quarter of 2009, macro GTT Advisors experienced mixed performance, particularly around the mid-March announcement from the U.S. Federal Reserve on quantitative easing. The second quarter of 2009 experienced strong performance, particularly in May as GTT Advisors benefited from global yield curve steepeners, long gold positions, and short U.S. Dollar positions. However, some of May’s gains were given back in June trading. The third quarter of 2009 experienced very strong performance for macro GTT Advisors, posting gains in each month, although quieter market activity in August caused gains to be more muted as compared to July and September. In the third quarter of 2009, macro GTT Advisors continued to profit from year-to-date trends including long positions at the front-end of global yield curves, long equity positions, long positions in commodity and emerging market currencies compared to the U.S. Dollar, and long gold positions. The fourth quarter of 2009 proved to be a difficult trading environment due to increased asset class correlations and acute market reversals. Macro GTT Advisors’ focus on liquid markets allowed GTT Advisors to be nimble with respect to risk reduction, which proved to be prudent toward the end of the fourth quarter of 2009.

Managed futures GTT Advisors experienced difficulty trading in 2009 as volatility decreased over the year and markets experienced sharp reversals. Managed futures GTT Advisors found the environment through the first few quarters of 2009 difficult for trading due to the choppy nature of market trends. Returns were fairly muted during January and February, but trend reversals in March led to losses for the first quarter of 2009. GTT Advisors experienced roughly flat performance during the second quarter of 2009. March’s losses led into April and while May was an extremely strong month for managed futures strategies, managed futures GTT Advisors gave back much of May’s gains in June. The third quarter of 2009 was strong as the strategy benefited from a continuation of trends within select markets, particularly within the equity and currency sectors. Managed futures strategies were positive over the third quarter of 2009 after posting small losses in July. Generally, longer-term trend-followers outperformed shorter-term strategies as many markets experienced large trends over the third quarter of 2009. While managed futures GTT Advisors profited from strong trends in the third quarter of 2009, these trends proved highly correlated, resulting in sharp swings in performance as many risky assets declined in October, rose in November and declined again in December. High correlations combined with increased risk taking after a strong third quarter lead to losses in the fourth quarter of 2009.

Goldman Sachs HFP Opportunistic Fund, LLC

As of December 31, 2009, HFPO represented approximately 3% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. HFPO returned 11.27% for Class A Series 1 units for the year ended December 31, 2009.

The tactical trading HFPO Advisor contributed positively to performance in 2009. This HFPO Advisor’s discretionary macro trading was a key driver of returns, but all strategies with the exception of the equity arbitrage strategy were positive during 2009. The equity long/short HFPO Advisor contributed positively to performance in 2009. This HFPO Advisor’s exposure to the energy, industrials and materials sectors were the key drivers of returns, but some losses were generated from exposure to the utilities sector. From a geographical standpoint, the vast majority of gains were generated in North America.

Goldman Sachs Global Relative Value, LLC

As of December 31, 2009, GRV represented approximately 1% of the Company’s adjusted members’ equity, which excluded redemptions paid after December 31, 2009. GRV returned 6.70% for Class C Series 1 units for the year ended December 31, 2009. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidation distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “—Liquidity and Capital Resources” for a further discussion of GRV.

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

During the first half of 2008, hedge funds were able to outperform broader markets as managers successfully captured thematic opportunities. Some of the successful trends and strategies included long positions in commodities, short positions in financials, long positions in emerging as compared to developed markets, short positions in the U.S. dollar, long positions in fixed income and yield curve trading. However, even in the first half of 2008, adept risk management was key to maintaining profits amidst major reversals including, for example, following the bail out of Bear, Stearns & Co. in mid-March. However, the second half of 2008 proved to be much more challenging for hedge funds and the Company. Since mid July, a number of trends abruptly reversed as markets focused more on global economic weakness and risk aversion led to repatriation of overseas investments and a ‘flight to safety’ that has benefited the U.S. dollar and hurt investments globally. The table below illustrates the portfolio weighting of each Investee as of December 31, 2008, as well as each Investee’s net return for the year ended December 31, 2008.

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a% of	a% of Adjusted	December 31, 2008
Investee	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	29.89%	28.53%	(16.75)%
GFS	34.79%	33.21%	(19.18)%
GRV	9.68%	9.24%	(9.37)%
GTT	19.53%	18.65%	3.27%
HFPO	6.91%	6.59%	(4.51)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2008, the Company’s Class A Series 1 units returned (13.71)% net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the year ended December 31, 2008 is described in the following.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2008, GFS represented approximately 33% of the Company’s adjusted members’ equity which excluded redemptions paid after December 31, 2008. GFS returned (19.18)% for Class C Series 1 units for the year ended December 31, 2008.

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

Quantitative macro strategies were strong performers in the first half of the year. One of the quantitative macro HFPO Advisors experienced strong performance driven specifically by a rise in commodities markets. Performance benefited from exposure to all four asset classes—commodities, fixed income, foreign exchange and equities trading. However, the other quantitative macro HFPO Advisors experienced negative performance early in the year from U.S. equity exposures in the consumer and technology sectors. This Advisor was redeemed effective December 1, 2008. In the second half of the year, HFPO Advisors focused on quantitative macro strategies experienced mixed performance, driven by asset class and discretionary trading. Overall, macro strategies contributed to performance for the year.

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

Overview

For 2007, all four Investment Sectors posted positive returns, with the strongest performance delivered by the event driven sector. Short positions in credit, in particular short exposure to bonds linked to sub-prime mortgages, were profitable. The weakest performance came from the allocation to HFPO, which finished the year in negative territory. Negative performance was driven by exposure to quantitative equity market neutral strategies which suffered from liquidity pressures as the sub-prime mortgage crisis led to widespread liquidations in August. The table below illustrates the portfolio weighting of each Investee as of December 31, 2007, as well as each Investee’s net return for the year ended December 31, 2007.

	Portfolio Weight	Portfolio Weight as	Year Ended
	as a % of	a % of Adjusted	December 31, 2007
Investee	Members’ Equity (1)	Members’ Equity (2)	Net Return (3)

GELS	33.16%	32.09%	11.70%
GFS	37.84%	36.62%	20.22%
GRV	12.38%	11.99%	4.53%
GTT	14.39%	13.92%	15.72%
HFPO	5.41%	5.23%	(10.26)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity”.

(2)	As a percentage of the Company’s adjusted members’ equity which represents members’ equity excluding Redemptions payable in the amount of $22,708,145 that was payable at December 31, 2007.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns are net of administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2007, the Company’s Class A Series 1 Units returned 11.51% net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the year ended December 31, 2007 is described in the following.

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

Comparison of Selected Financial Information for the years ended December 31, 2009, 2008 and 2007

Interest and Dividend Income

Interest and dividend income for the years ended December 31, 2009, 2008 and 2007 was $159,987, $401,342 and $326,730, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the year ended December 31, 2009 was $7,578,899 compared to the year ended December 31, 2008 of $8,638,530 and the year ended December 31, 2007 of $8,636,414. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2009 compared to the year ended December 31, 2008 and the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest expense for the year ended December 31, 2009 was $81,111, compared to the year ended December 31, 2008 of $81,333 and the year ended December 31, 2007 of $283,897. The interest expense for the year ended December 31, 2009 compared to December 31, 2008 did not significantly change as the Company did not borrow during either period. The decrease in interest expense for the year ended December 31, 2008 compared to December 31, 2007 was due to reduced borrowings under the Credit Facility (as defined below) and reduced commitment fees under the Credit Facility as a result of a decrease in the amount available for borrowings.

Professional fees for the year ended December 31, 2009 were $1,049,718, compared to the year ended December 31, 2008 of $1,059,248 and the year ended December 31, 2007 of $632,679. The professional fees for the year ended December 31, 2009 compared to the year ended December 31, 2008 did not significantly change. The increase in professional fees for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to increased legal and audit costs related to the ongoing operations as a publicly registered company and the costs related to Sarbanes-Oxley 404 compliance.

Miscellaneous expenses for the year ended December 31, 2009 were $161,930 compared to the year ended December 31, 2008 of $199,397 and the year ended December 31, 2007 of $255,106.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2009 was $137,681, compared to the year ended December 31, 2008 of $14,474 and the year ended December 31, 2007 of $3,919,729. The increase in Incentive Allocation for the year ended December 31, 2009 from the year ended December 31, 2008 was due to an increase in net income from operations for the period for certain series of Class A shares that were above their high watermark. The decrease in Incentive Allocation for the year ended December 31, 2008 from the year ended December 31, 2007 was due to a decrease in net income from operations for the period.

Other than the management fee, interest expense, professional fees, miscellaneous expenses and incentive allocation, there are no other fees directly borne by the Company.

Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. The total administration fee (which is approximate based on calculation), comprised of the Company’s aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 units as of January 1, 2009, January 1, 2008 and January 1, 2007, was $526, $469, and $534, respectively. SEI is the administrator of each Investment Fund and certain Portfolio Companies. Throughout 2009, the administration fee rate ranged between 0.05% and 0.06%. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2009. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2009, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2009, approximately 7% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

The managing member of GFS, GS HFS, recently created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of December 31, 2009 was an amount equal to approximately 6% of the Company’s members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at December 31, 2009.

The managing member of GRV notified its investors (including the Company), by letter dated June 15, 2009, that it had begun the process of liquidating GRV’s portfolio, and that investors in GRV (including the Company), will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. As of December 31, 2009, GRV represented approximately 1% of the Company’s members’ equity and the fair value of the Company’s investments in GRV was $4,887,674. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

The Company received subscriptions from new and existing investors of $73,875,837 during the year ended December 31, 2009, of $124,251,266 during the year ended December 31, 2008 and of $43,080,500 during the year ended December 31, 2007.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $144,530,014 during the year ended December 31, 2009, $87,599,738 during the year ended December 31, 2008 and $103,758,527 during the year ended December 31, 2007. The Company had Redemptions payable in the amount of $22,410,715 at December 31, 2009, $28,982,893 at December 31, 2008 and $22,708,145 at December 31, 2007. The Company funded the redemptions made in 2007, 2008 and 2009 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Company also used its Credit Facility to fund January 2007 and July 2007 redemptions. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2010 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was amended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). On June 6, 2008, the Company extended the maturity date of the Credit Facility for an additional two-year period to, and including, June 5, 2010 and amended certain terms of the Credit Facility. The Company further amended certain terms of the Credit Facility on January 28, 2010. As of December 31, 2009, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $33,700,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.29% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the

Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of December 31, 2009, the Company had cash and cash equivalents on hand of $35,470,838. As of December 31, 2008, the Company had cash and cash equivalents on hand of $26,943,800. The increase in cash and cash equivalents held by the Company at December 31, 2009 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of December 31, 2009 were $586,435,496 as compared to $614,788,663 as of December 31, 2008. The decrease for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to net redemptions made by the Company from the Investment Funds during the year ended December 31, 2009, partially offset by net trading profit.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2009 was $1,288,968 as compared to $2,017,653 as of December 31, 2008. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company, together with borrowings under the Credit Facility, are adequate to fund its operations and liquidity requirements.

The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investee level, given that GFS’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS’ Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In addition, as HFPO employs a broad range of alternative investment strategies primarily within one or more of the Investment Sectors, HFPO’s Advisors could experience similar effects from changes in inflation depending on the particular strategy employed. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

Recent Accounting Pronouncements

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”).  In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of U.S. GAAP. While the Codification did not change U.S. GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification did not have an effect on the Company’s financial condition, results of operations or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820).  In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles during the year ended December 31, 2009. Since the Company’s fair value methodologies are consistent with these amended accounting principles, adoption did not affect the Company’s financial condition, results of operations or cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent”). ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain Investees and requires additional disclosures about interests in Investees. The Company adopted ASU No. 2009-12 during the year ended December 31, 2009. Since the Company’s current fair value measurement policies are consistent with ASU No. 2009-12, adoption did not affect the Company’s financial condition, results of operations or cash flows.

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

Fair value

The Company’s investments in Investees are subject to the terms and conditions of the operating agreements of the respective Investees. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investee. The Company adopted ASC 820 on January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 2 to the Company’s financial statements.

Fair values of interests in Investees are determined utilizing NAV information supplied by each individual Investee that is net of the Advisors’ management and incentive fees charged to the Investees. The underlying investments of each Investee are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the net asset value reported by or on behalf of the applicable Advisor.

For the fiscal years ended December 31, 2009 and December 31, 2008, the fair value of the Company’s investments in the Investees was determined by the following valuation techniques:

December 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investee	quoted market prices	external advisors

GELS	0.07%	40.09%
GFS	—%	21.59%
GFS Trust	—%	6.40%
GRV	—%	0.83%
GTT	0.57%	25.89%
HFPO	—%	3.56%

Total	0.64%	99.36%

December 31, 2008

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investee	quoted market prices	external advisors

GELS	0.10%	29.55%
GFS	—%	34.51%
GRV	1.30%	8.31%
GTT	—%	19.38%
HFPO	—%	6.85%

Total	1.40%	98.60%

The change in percentages between December 31, 2009 and December 31, 2008 was primarily due to assets being allocated from investments valued using quoted market prices to investments valued directly by external advisors.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company,” “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” and “—Risks Associated with the Company Investing in Other Entities—

Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets”.

The valuation provisions of the Company’s LLC Agreement and the LLC Agreements of the Investment Funds were revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

During the periods contained in this Annual Report, the managing member of an Investment Fund had adjusted the valuation provided by an Advisor in which an Investment Fund had invested to reflect what the managing member believes to be the appropriate fair value of that investment. There has been no situation during the periods contained in this Annual Report, where the impact of an adjustment to a valuation provided by an Advisor or independent investment manager at an Investment Fund was material to the Company.

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of December 31, 2009 and as of December 31, 2008, as indicated by the Fair Value/Value at Risk column and the Net Trading Profit/(Loss) column from January 1, 2009 to December 31, 2009 and from January 1, 2008 to December 31, 2008. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended
December 31, 2009
						Net Trading
	% of Members’		% of Adjusted		Fair Value/Value	Profit/(Loss)
Investee	Equity (1)		Members’ Equity (2)		at Risk	(In millions)	Liquidity

GELS	39.40%		37.98%		$235,518,832	$24.2	(3)
GFS	22.17%		21.36%		$132,477,127	$22.5	(4)
GFS Trust	6.28%		6.05%		$37,532,758	$2.2	(5)
GRV	0.82%		0.79%		$4,887,674	$1.5	(6)
GTT	25.97%		25.03%		$155,217,816	$8.1	(7)
HFPO	3.48%		3.36%		$20,801,289	$2.1	(4)

Total	98.12	% (9)	94.57	% (8)	$586,435,496	$60.6

Year Ended
December 31, 2008
						Net Trading
	% of Members’		% of Adjusted		Fair Value/Value	Profit/(Loss)
Investee	Equity (1)		Members Equity (2)		at Risk	(In millions)	Liquidity

GELS	29.89%		28.53%		$182,311,620	$(37.4)	(3)
GFS	34.79%		33.21%		$212,189,214	$(49.4)	(4)
GRV	9.68%		9.24%		$59,060,101	$(6.3)	(6)
GTT	19.53%		18.65%		$119,121,670	$3.2	(7)
HFPO	6.91%		6.59%		$42,106,058	$(1.7)	(4)

Total	100.80	% (10)	96.22	% (8)	$614,788,663	$(91.6)

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $22,410,715 at December 31, 2009 and Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors.

(6)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $28,982,893 that was payable at December 31, 2008.

(9)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

(10)	The total value of the Company’s investment in the Investees exceeded 100% of members’ equity because member’s equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected Redemptions payable on the balance sheet date.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2009, the Managing Member had full position level transparency for approximately 28% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. For the first and second quarters of 2008, the Company’s calculation of the percentage of Advisors for which it had position level transparency was based on a list that excluded some Advisors who provided position level details but did not provide pricing information for those positions, resulting in a lower percentage than had been reported prior to the first quarter of 2008, when the Company had used a list containing some Advisors who did not provide pricing information for their positions. Beginning in the third quarter of 2008, the Company began using an updated list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That

are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund, other than HFPO and GRV, is a portfolio of approximately 10-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. See Item 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Non-Diversified Status; the Managing Member may Allocate to One or More Advisors a Relatively Large Percentage of an Investment Fund’s Assets”.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the Investees were 29% GELS, 33% GFS, 9% GRV, 19% GTT and 7% HFPO as of December 31, 2008 as a percentage of adjusted members’ equity which excluded redemptions paid after December 31, 2008. The approximate weights of the Investees were 38% GELS, 21% GFS, 6% GFS Trust, 1% GRV, 25% GTT and 3% HFPO as of December 31, 2009 as a percentage of adjusted members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Funds”.

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

As the GRV portfolio is liquidated over time, the weighting of GRV as a percentage of the Company’s adjusted members’ equity will decrease. As of December 31, 2009, GRV represented approximately 1% of the Company’s adjusted members’ equity and the fair value of the Company’s investments in GRV was $4,887,674. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2008 to December 31, 2009.

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008

Net Trading Profit/(Loss)	$(7,642,197)	$22,542,434	$(64,673,915)	$(41,873,947)
Total Expenses	$2,395,147	$2,688,753	$2,573,237	$2,321,371
Net Income/(Loss)	$(9,944,622)	$19,929,186	$(67,148,220)	$(44,061,135)
Net Income/(Loss) Available for pro rata allocation to Members	$(9,946,834)	$19,411,322	$(66,642,618)	$(44,061,135)

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2009	2009	2009	2009

Net Trading Profit/(Loss)	$6,140,299	$18,620,945	$25,706,878	$10,087,512
Total Expenses	$2,244,249	$2,200,386	$2,184,443	$2,242,580
Net Income/(Loss)	$3,976,409	$16,474,468	$23,537,710	$7,855,376
Net Income/(Loss) Available for pro rata allocation to Members	$3,975,595	$16,453,430	$23,464,525	$7,812,732

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE

The Company currently has directors but no executive officers, and historically has had no directors, until April 1, 2009, or executive officers. The Managing Member is, and has historically been, responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—THE MANAGING MEMBER”. On April 1, 2009, the Managing Member established a board of directors of the Company (the “Board of Directors”) to supervise the affairs of the Company in lieu of the supervision previously provided by the Board of Directors of the Managing Member. The Managing Member, through its executive officers who have responsibility for the Company, currently is and will continue to be responsible for the operations of the Company. The following table sets forth the executive officers of the Managing Member who have responsibility for the Company and the directors of the Company.

Name	Age	Position(s)

Kent A. Clark	45	Managing Director and Chief Investment Officer of the Managing Member
Jennifer Barbetta	37	Managing Director and Chief Financial Officer of the Managing Member
Westley D. Chapman	43	Managing Director of the Managing Member
J. Christopher A. Kojima	40	Director of the Company
A. Charles Baillie	42	Director of the Company

Information about the executive officers of the Managing Member and the directors of the Company is provided below.

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

J. Christopher A. Kojima has been a director of the Company since April 1, 2009. Mr. Kojima is a Managing Director of Goldman Sachs and co-head of the Alternative Investments and Manager Selection businesses, which oversees the Private Equity Group, Hedge Fund Strategies Group, Global Manager Strategies Group and Portfolio Solutions Group. Previously, Mr. Kojima was the co-head of the Private Equity Group focusing on the private equity secondary market. Prior to joining the Private Equity Group, Mr. Kojima specialized in leveraged buyouts in the Leveraged Finance Group. Mr. Kojima joined Goldman Sachs in 1995 in the Investment Banking Division. Mr. Kojima is a trustee of The Juilliard School and The Asian Cultural Council, and serves as adjunct professor at Columbia Business School. Mr. Kojima earned a JD, cum laude, from Harvard Law School and is a member of the New York Bar. Mr. Kojima received an M.Phil. from The University of Cambridge, and a B.Comm. from The University of Manitoba.

A. Charles Baillie has been a director of the Company since April 1, 2009. Mr. Baillie is a Managing Director of Goldman Sachs and co-head of the Alternative Investments and Manager Selection businesses in the Investment Management Division, which oversees the Private Equity Group, Hedge Fund Strategies Group, Global Manager Strategies Group and Petershill Group. Prior to joining the Private Equity Group, Mr. Baillie worked in the Mergers & Acquisitions Group in London where he focused on restructurings. Mr. Baillie joined the firm as an analyst in 1991 in the Corporate Finance Department of the Investment Banking Division. Mr. Baillie received a BAH from Queen’s University, Canada, an MA from the University of Oxford, and an MBA from the Harvard Graduate School of Business Administration, where he graduated as a Baker Scholar.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2009 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

Code of Ethics

The Managing Member has adopted a Code of Ethics for the Company that applies to the Board of Directors and the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K for December 31, 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member’s Amended Code of Ethics was filed as an exhibit to the Company’s Form 10-K, filed April 2, 2007.

Corporate Governance

Nominating Committee and Compensation Committee

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have a nominating and compensation committee comprised of independent directors. The Company currently does not have a standing nominating or compensation committee and accordingly there are no charters for such committees. The Board of Directors believes that standing committees are not necessary and that the directors of the Board of Directors collectively have the requisite background, experience, and knowledge to fulfill any limited duties and obligations that a nomination committee and a compensation committee would have on behalf of the Company. In addition, no direct compensation is paid to any employees of the Company making a compensation committee not applicable. Furthermore, the Board of Directors has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have an audit committee comprised of independent directors. The Company currently does not have an audit committee, and accordingly there is no charter for such committee, and the Board of Directors which performs the functions of an audit committee on behalf of the Company believes that the directors of the Company collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have including overseeing the Company’s accounting and financial reporting practices. Therefore, the Board of Directors does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert. Furthermore, the Board of Directors has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

The Board of Directors has:

•	reviewed and discussed the financial statements with management of the Managing Member responsible for the management and operations of the Company;

•	discussed with the independent auditors the matters required to be discussed by the Statement of Auditing Standards No. 114, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•	received the written disclosures and the letters from the independent accountants required by the Public Company Accounting Oversight Board in Rule 3526, and has discussed with the independent accountant, the independent accountant’s independence; and based on the review and discussions referred to above, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report for filing with the SEC.

Advisory Committee

In addition, pursuant to the Company’s LLC Agreement, the Managing Member is authorized to select one or more Members who are not affiliated with the Managing Member to serve on a committee, the purpose of which would be to, on behalf of the Members, approve or disapprove, to the extent required by applicable law, principal transactions and certain other related party transactions.

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Board of Directors is responsible for the management and operations of the Company. In 2009, the Board of Directors met frequently, including at regularly scheduled quarterly meetings, with employees of the Managing Member to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members (or by written consent) and the Company is not required under Delaware law nor under its

LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2009 and accordingly no members of the Board of Directors attended.

Members wishing to communicate with the Board of Directors may send communications to Ms. Kristin Olson, Goldman, Sachs & Co., 200 West Street, New York, New York 10282 who will forward all appropriate communications directly to the Board of Directors or to any individual director or directors, depending upon the facts and circumstances outlined in the communication. In addition, Members have the opportunity to receive the Company’s monthly report to Members which provides for information as to how Members can contact a designated contact person at the Managing Member with any questions relating to the Member’s investment in the Company and the Company’s performance. Moreover, the Memorandum provides for contact information for Members relating to their investment in the Company. The Managing Member believes that it is not necessary to have a more specific and detailed process and that providing contact information for the Managing Member provides for an appropriate means for communication for Members with the Board of Directors or with respect to their investment in the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The Company does not bear the costs of the annual compensation of its directors or the executive officers of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company and will not bear costs for the Company’s directors. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2009. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Fee Type	Fee Amount

Management Fee paid or payable by the Company	$7,578,899
Incentive Allocation paid or payable by the Company	$137,681
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the units.

Security Ownership of Management

GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2009 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the directors of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 29, 2010.

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

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Some of the directors of the Company and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2009 and are proposed to provide such services in the current year.

No directors of the Company and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2009. Certain directors of the Company and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors of the Company and executive officers of the Managing Member from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

Under the Company’s Related Party Transaction Policy, which is a written policy adopted as of March 28, 2007, the Board of Directors is required to review all related party transactions for potential conflicts of interest. The Board of Directors shall approve each such transaction if it is consistent with the policy and is on terms, taken as a whole, which the Board of Directors believes are no less favorable to the Company than could be obtained in an arms-length transaction with an unrelated third party, unless the Board of Directors otherwise determines that the transaction is not in the Company’s best interests. The policy also provides for a ratification process if it is not practical for the Board of Directors to review the transaction in advance.

The types of related party transactions covered by the policy are those that are required to be disclosed pursuant to SEC Regulation S-K, Item 404(a). There were no transactions required to be reported under Item 404(a) since the beginning of the Company’s fiscal year where the Company’s procedures and policies did not require review or were not followed.

Pursuant to the LLC Agreement, the Managing Member is authorized by the Members to select on behalf of the Members one or more Members who are not affiliated with the Managing Member to serve on a committee, the purpose of which will be to consider and, on behalf of the Members, approve or disapprove, to the extent required by the applicable law, principal transactions and certain other related party transactions.

Director Independence

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not subject to a requirement that a majority of the board of directors be independent. The Managing Member is responsible for the management and operations of the Company. All of the directors of the Company are employees of Goldman Sachs and the Managing Member. Accordingly, under the Independence Test of the Corporate Governance Standards of the New York Stock Exchange and other comparable stock exchange standards, none of the directors of the Company are independent. Similarly, as discussed further under Item 10, the Company is not subject to the requirements under the Corporate Governance Standards of the New York Stock Exchange that the audit, nominating and compensation committees be comprised of independent directors and the Managing Member does not currently have and the Company is not expected to have separately designated audit, nominating and compensation committees.

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

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by E&Y during those periods.

	Year Ended
	December 31
	2009	2008

Audit Fees	$179,473	$148,000
Audit-Related Fees	$—	$—
Tax Fees(1)	$81,500	$70,800
All Other Fees	$—	$—

Total	$260,973	$218,800

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

The Board of Directors does not have an audit committee which is responsible for the oversight of the Company’s accounting and financial reporting practices. As the Company does not have a formal audit committee, the services described above were not approved by the audit committee and the Company does not have audit committee pre-approval policies and procedures. The Board of Directors as a whole is responsible for the oversight of the Company’s accounting and financial reporting practices and the Board of Directors is responsible for approving every engagement of E&Y to perform audit or non-audit services for the Company before E&Y is engaged to provide those services. The Board of Directors considers whether the provision of any non-audit provisions is compatible with maintaining E&Y’s independence.

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
Name: Jennifer Barbetta
Title: Managing Director and Principal Financial Officer
Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Christopher A. Kojima J. Christopher A. Kojima	Director	March 30, 2010

/s/ A. Charles Baillie A. Charles Baillie	Director	March 30, 2010

INDEX OF EXHIBITS

Exhibit No.		Description

3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the Company’s LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.1	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.2	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).
10.3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.4	*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.5	*	Copy of Limited Liability Company Agreement of Goldman Sachs HFP Opportunistic Fund, LLC, dated as of June 25, 2007 (filed as Exhibit 10.6 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.6	*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.7	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.8	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
14.1	*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).
14.2	*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
31.1		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheet, including the schedule of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2009 and 2008, the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

New York, New York
March 30, 2010

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2009 and December 31, 2008

	2009			2008
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Affiliated Investee	value	equity(1)	equity(2)	value	equity(1)	equity(2)

Goldman Sachs Global Equity Long/Short, LLC	$235,518,832	39.40%	37.98%	$182,311,620	29.89%	28.53%
Goldman Sachs Global Fundamental Strategies, LLC	132,477,127	22.17%	21.36%	212,189,214	34.79%	33.21%
Goldman Sachs Global Fundamental Strategies Asset Trust	37,532,758	6.28%	6.05%	—	—	—
Goldman Sachs Global Relative Value, LLC	4,887,674	0.82%	0.79%	59,060,101	9.68%	9.24%
Goldman Sachs Global Tactical Trading, LLC	155,217,816	25.97%	25.03%	119,121,670	19.53%	18.65%
Goldman Sachs HFP Opportunistic Fund, LLC	20,801,289	3.48%	3.36%	42,106,058	6.91%	6.59%

Total investments (cost $526,489,487 and $580,410,892, respectively)	$586,435,496	98.12%	94.57%	$614,788,663	100.80%	96.22%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at December 31, 2009 and December 31, 2008.

December 31, 2009
% of
			Proportionate	% of	Adjusted
	Underlying		Share of	Members’	Members’
Affiliated Investee	Investment	Strategy	Fair Value	Equity(1)	Equity(2)

Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$58,480,624	9.78%	9.43%

December 31, 2008
					% of
			Proportionate	% of	Adjusted
	Underlying		Share of	Members’	Members’
Affiliated Investee	Investment	Strategy	Fair Value	Equity(1)	Equity(2)

Goldman Sachs Global Fundamental Strategies, LLC	Eton Park Fund, L.P.(3)	Multi-Strategy	$34,543,108	5.66%	5.41%
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$33,660,348	5.52%	5.27%

(1)	Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of adjusted members’ equity represents members’ equity excluding Redemptions payable in the amount of $22,410,715 at December 31, 2009 and Redemptions payable in the amount of $28,982,893 at December 31, 2008.

(3)	Liquidity term is as follows: 1/3 after a 3.5 year holding period, 1/3 after a 4.5 year holding period, 1/3 after a 5.5 year holding period.

(4)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2009 and December 31, 2008

	2009	2008

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $526,489,487 and $580,410,892, respectively)	$586,435,496	$614,788,663
Cash and cash equivalents	35,470,838	26,943,800

Total assets	$621,906,334	$641,732,463

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$22,410,715	$28,982,893
Due to managing member	1,288,968	2,017,653
Interest payable	13,556	6,889
Accrued expenses and other liabilities	495,060	788,957

Total liabilities	24,208,299	31,796,392
Members’ equity (units outstanding 4,736,483.29 and 5,040,063.11, respectively)	597,698,035	609,936,071

Total liabilities and members’ equity	$621,906,334	$641,732,463

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized profit/(loss) on investments	$537,752,026	$575,558,300
Accumulated net unrealized profit/(loss) on investments	$59,946,009	$34,377,771

Total members’ equity*	$597,698,035	$609,936,071

*	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income from trading:
Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	$38,166,633	$43,741,004	$49,362,879
Net change in unrealized gain/(loss)	22,389,001	(135,388,629)	38,513,068

Net trading gain/(loss)	60,555,634	(91,647,625)	87,875,947
Interest and dividend income	159,987	401,342	326,730
Expenses:
Management fee	7,578,899	8,638,530	8,636,414
Professional fees	1,049,718	1,059,248	632,679
Interest expense	81,111	81,333	283,897
Other expenses	161,930	199,397	255,106

Total expenses	8,871,658	9,978,508	9,808,096

Net investment income/(loss)	(8,711,671)	(9,577,166)	(9,481,366)

Net income/(loss)	51,843,963	(101,224,791)	78,394,581
Less: Incentive allocation to the Managing Member	137,681	14,474	3,919,729

Net income/(loss) available for pro-rata allocation to members	$51,706,282	$(101,239,265)	$74,474,852

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

	Managing			Total
	member’s	Member’s	Member’s	member’s
	equity	units	equity	equity

Member’s equity at December 31, 2006	$—	4,928,239.53	$662,074,474	$662,074,474
Subscriptions	—	430,805.00	43,080,500	43,080,500
Redemptions	(3,919,729)	(671,424.67)	(98,845,744)	(102,765,473)
Share class conversion	—	(99,115.71)	—	—
Allocations of net income/(loss):
Incentive allocation	3,919,729	—	—	3,919,729
Pro-rata allocation	—	—	74,474,852	74,474,852

Member’s equity at December 31, 2007	—	4,588,504.15	680,784,082	680,784,082

Subscriptions	—	1,242,512.66	124,251,266	124,251,266
Redemptions	(14,474)	(655,466.41)	(93,860,012)	(93,874,486)
Share Class conversion	—	(135,487.29)	—	—
Allocations of net income/(loss):
Incentive allocation	14,474	—	—	14,474
Pro-rata allocation	—	—	(101,239,265)	(101,239,265)

Member’s equity at December 31, 2008	—	5,040,063.11	$609,936,071	609,936,071

Subscriptions	—	738,758.37	73,875,837	73,875,837
Redemptions	(137,681)	(1,042,338.19)	(137,820,155)	(137,957,836)
Share Class conversion	—	—	—	—
Allocations of net income/(loss):
Incentive allocation	137,681	—	—	137,681
Pro-rata allocation	—	—	51,706,282	51,706,282

Member’s equity at December 31, 2009	$—	4,736,483.29	$597,698,035	$597,698,035

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities
Net income/(loss)	$51,843,963	$(101,224,791)	$78,394,581
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Subscription of investments in affiliated Investees	(142,600,000)	(151,000,000)	(100,310,000)
Proceeds from redemptions of investments in affiliated Investees	231,508,801	147,000,000	172,000,000
Net realized gain/(loss) from investments in affiliated Investees	(38,166,633)	(43,741,004)	(49,362,879)
Net change in unrealized gain/(loss) of investments in affiliated Investees	(22,389,001)	135,388,629	(38,513,068)
Increase/(decrease) in operating liabilities
Due to managing member	(728,685)	(164,006)	766,233
Accrued expenses and other liabilities	(293,897)	607,771	(87,314)

Net cash from operating activities	79,174,548	(13,133,401)	62,887,553

Cash flows from financing activities
Subscriptions	73,875,837	124,251,266	43,080,500
Redemptions	(144,530,014)	(87,599,738)	(103,758,527)
Proceeds from loan	6,667	—	20,283,897
Repayments of loan	—	—	(20,292,600)

Net cash from financing activities	(70,647,510)	36,651,528	(60,686,730)

Net change in cash and cash equivalents	8,527,038	23,518,127	2,200,823
Cash and cash equivalents at beginning of year	26,943,800	3,425,673	1,224,850

Cash and cash equivalents at end of year	$35,470,838	$26,943,800	$3,425,673

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$74,444	$81,333	$292,600

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Global Fundamental Strategies Asset Trust (Refer to Note 3)	$47,730,311	$—	$—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1 –	Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), Goldman Sachs Global Tactical Trading, LLC (“GTT”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”) and Goldman Sachs Global Relative Value, LLC (“GRV” and, together with GFS Trust and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI) serves as administrator of the Company.

Note 2 –	Significant accounting policies

Basis of presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in United States dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Developments

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”).  In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of U.S. GAAP. While the Codification did not change U.S. GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification did not have an effect on the Company’s financial condition, results of operations or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820).  In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The Company adopted these amended accounting principles during the year ended December 31, 2009. Since the

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 2 –	Significant accounting policies (continued)

Company’s fair value methodologies are consistent with these amended accounting principles, adoption did not affect the Company’s financial condition, results of operations or cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent”). ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain Investees and requires additional disclosures about interests in Investees. The Company adopted ASU No. 2009-12 during the year ended December 31, 2009. Since the Company’s current fair value measurement policies are consistent with ASU No. 2009-12, adoption did not affect the Company’s financial condition, results of operations or cash flows.

Fair value of Investments

The Company is an investment company for financial reporting purposes and accordingly carries its financial assets and liabilities at fair value. The fair value of the Company’s assets and liabilities that qualify as financial instruments approximates the carrying amounts presented in the Balance Sheet.

ASC 820 “Fair Value Measurements and Disclosure” Fair value hierarchy establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

As required by ASC 820, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at net asset value (“NAV”) at the measurement date and the existence or absence of certain restrictions at the measurement date. In accordance with ASU 2009-12, if the Company has the ability to redeem from the investment at the measurement date or in the near-term at NAV, the investment would be classified as a Level 2 fair value measurement. Alternatively, if the Company will never have the ability to redeem from the investment or is restricted from redeeming for an uncertain or extended period of time from the measurement date, the investment would be classified as a Level 3 fair value measurement. See “Note 3—Investments in affiliated Investees” for further information.

Ownership in Investees

During the years ended December 31, 2009 and 2008, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 2 –	Significant accounting policies (continued)

investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2009 and December 31, 2008:

	December 31, 2009
			% owned	Adjusted	Adjusted %
		Investee	by the	Investee	owned by the
	Company investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$235,518,832	$406,728,241	57.91%	$464,593,167	50.69%
GFS	132,477,127	275,465,080	48.09%	357,336,116	37.07%
GFS Trust	37,532,758	133,566,660	28.10%	133,566,660	28.10%
GRV	4,887,674	18,606,692	26.27%	18,606,692	26.27%
GTT	155,217,816	296,045,714	52.43%	312,655,496	49.64%
HFPO	20,801,289	35,033,537	59.38%	35,033,537	59.38%

Total	$586,435,496

	December 31, 2008
			% owned		Adjusted	Adjusted %
	Company	Investee	by the		Investee	owned by the
	investment	equity(1)	Company(1)		equity(2)	Company(2)

GELS	$182,311,620	$531,609,977	34.29%		$597,755,511	30.50%
GFS	212,189,214	696,463,843	30.47%		767,385,948	27.65%
GRV	59,060,101	180,740,040	32.68%		231,754,831	25.48%
GTT	119,121,670	208,504,823	57.13%		256,655,918	46.41%
HFPO	42,106,058	30,841,896	136.52	%(3)	105,841,896	39.78%

Total	$614,788,663

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding redemptions payable at December 31, 2008.

(3)	The fair value of the Company’s investment in the Investee exceeded 100% of the Investee’s members’ equity because members’ equity reflected certain accrued liabilities of the Investee, including fees and expenses, and, in addition, also reflected redemptions payable at December 31, 2008. On January 1, 2009, the Company partially redeemed HFPO, reducing the percentage owned by the Company to 39.25% based on the December 31, 2008 HFPO’s equity.

Realized and unrealized gain/(loss) on investments in affiliated Investees

Realized and unrealized gain/(loss) on investments in affiliated Investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 2 –	Significant accounting policies (continued)

fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3—Investments in affiliated Investees” for further information.

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

The Managing Member has reviewed the Company’s tax positions for the open tax years by major jurisdictions and has concluded that no provision for taxes is required in the Company’s financial statements. Such open tax years vary by jurisdiction and remain subject to examination by the foreign taxing authorities. The tax liability is also subject to ongoing interpretation of laws by taxing authorities.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 2 –	Significant accounting policies (continued)

the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

Certain reclassifications have been made to certain previously reported amounts in the footnotes to reflect current year presentation.

Note 3 –	Investments in affiliated Investees

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to terms and conditions of the respective operating agreements. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual affiliated Investee. GS HFS is the managing member of each of the Investment Funds. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) on the redemption of investments in affiliated Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of their Advisor Funds and interests held by GFS Trust and GRV. In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisor Funds’ portfolios and relies on NAV provided by the Advisors. Generally, the NAV provided by the Advisors is only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with ASC 820, price transparency and valuation procedures in place, the ability to redeem at NAV at the measurement date, and existence of certain redemption restrictions at the measurement date. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at December 31, 2009 and December 31, 2008:

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total

Investments by investment strategy:
Equity Long/Short	$—	$235,518,832	$—	$235,518,832
Event Driven	—	132,477,127	37,532,758	170,009,885
Relative Value	—	—	4,887,674	4,887,674
Tactical Trading	—	155,217,816	—	155,217,816
Multi-Strategy	—	20,801,289	—	20,801,289

Total	$—	$544,015,064	$42,420,432	$586,435,496

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 3 –	Investments in affiliated Investees (continued)

	December 31, 2008
Assets	Level 1	Level 2	Level 3	Total

Investments by investment strategy:
Equity Long/Short	$—	$182,311,620	$—	$182,311,620
Event Driven	—	212,189,214	—	212,189,214
Relative Value	—	59,060,101	—	59,060,101
Tactical Trading	—	119,121,670	—	119,121,670
Multi-Strategy	—	42,106,058	—	42,106,058

Total	$—	$614,788,663	$—	$614,788,663

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $35,440,838 and $26,924,486, which were classified as Level 1 assets as of December 31, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2009:

	Investees by investment strategy
	Event Driven	Relative Value	Total

Balance at January 1, 2009	$—	$—	$—
Net realized gain/(loss) on investments in affiliated investees	380,599	(1,417,919)	(1,037,320)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	1,427,159	386,882	1,814,041
Net subscriptions/(redemptions)	35,725,000	(24,193,735)	11,531,265
Net Level 3 transfers in/(out)	—	30,112,446	30,112,446

Balance at December 31, 2009	$37,532,758	$4,887,674	$42,420,432

The following table summarizes the cost of the Company’s investments in the affiliated Investees at December 31, 2009 and December 31, 2008:

	December 31,
Investee	2009	2008

GELS	$211,430,047	$173,053,312
GFS	122,004,423	195,942,328
GFS Trust	32,545,763	—
GRV	5,165,590	62,102,941
GTT	136,619,878	103,502,311
HFPO	18,723,786	45,810,000

	$526,489,487	$580,410,892

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 3 –	Investments in affiliated Investees (continued)

The following table summarizes the Company’s Realized and unrealized gain/(loss) on investments in affiliated Investees for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
Investee	Liquidity	2009	2008	2007

GELS	(1)	$24,207,212	$(37,448,188)	$26,022,295
GFS	(2)	22,529,461	(49,405,381)	45,144,727
GFS Trust	(3)	2,188,357	—	—
GRV	(4)	1,439,227	(6,259,065)	4,339,169
GTT	(5)	8,096,147	3,172,388	14,366,319
HFPO	(2)	2,095,230	(1,707,379)	(1,996,563)

Total		$60,555,634	$(91,647,625)	$87,875,947

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of its managing member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of its managing member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of its managing member. GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of its managing member.

The investment strategy for each Investment Fund is as follows:

Goldman Sachs Global Equity Long/Short, LLC

GELS seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor’s assessment of fundamental value compared to market price, although Advisors employ a wide range of styles. Strategies that may be utilized in the equity long/short sector include catalyst—activist, consumer, diversified, energy, growth, long-bias, real estate, multi-strategy, short-term trading and value. Other strategies may be employed as well.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 3 –	Investments in affiliated Investees (continued)

catalyst-activist, merger arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, recently created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of December 31, 2009 was an amount equal to approximately 6% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at December 31, 2009.

Goldman Sachs Global Relative Value, LLC

GRV ceased its trading activities effective July, 1 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 3 –	Investments in affiliated Investees (continued)

conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Goldman Sachs HFP Opportunistic Fund, LLC

On July 1, 2007, the Company made an investment in HFPO whose investment objective is to make opportunistic investments in underlying Advisor Funds in order to (a) increase the weighting of a particular Advisor Fund which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor Fund that is not currently represented in any of the other Investees.

Management fees and incentive allocations/fee

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocations/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fees and incentive allocations/fee rates at the Investee level for the years ended December 31, 2009, 2008 and 2007. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor.

	2009		2008		2007
	Management	Incentive	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee	fees	fee

GELS	1.54%	18.25%	1.63%	19.77%	1.49%	20.22%
GFS	1.58%	18.00%	1.72%	17.78%	1.51%	19.77%
GFS Trust	1.42%	16.04%	—	—	—	—
GRV	1.27%	12.22%	1.64%	17.83%	1.51%	20.91%
GTT	1.85%	17.81%	2.26%	22.28%	2.09%	22.70%
HFPO	1.99%	19.86%	2.35%	23.49%	1.56%	20.18%

The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs an indirect monthly administration fee to SEI Global Services, Inc. (“SEI”) which ranges between 0.05% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20% during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the administration fee ranged between 0.04% and 0.06% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the years ended December 31, 2009, 2008 and 2007, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $295,484, $337,223 and $324,928, respectively.

Note 5 –	Risk Management

The Investees’ investing activities and those of the Advisor Funds in which they invest expose the Company to various types of risks that are associated with the financial investments and markets in which the Investees and such Advisor Funds invest. In the ordinary course of business, GS HFS, in its capacity as Managing Member of the

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 5 –	Risk Management (continued)

Company and the Investees, attempts to manage a variety of risks, including market, credit, operational and liquidity risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. GS HFS monitors risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Item 1A of Part I of this Annual Report on Form 10-K provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

Asset allocation is determined by the Company’s Managing Member who manages the allocation of assets to achieve the investment objectives. Achievement of the investment objectives involves taking risks. The Managing Member exercises judgment based on analysis, research and risk management techniques when making investment decisions. Divergence from target asset allocations and the composition of the Company’s investments is monitored by the Company’s Managing Member.

Market risk

The potential for changes in the fair value of the Company’s investment portfolio is referred to as market risk. Commonly used categories of market risk include currency risk, interest rate risk and price risk.

(i) Currency risk

The Advisor Funds may invest in financial investments and enter into transactions denominated in currencies other than its functional currency. Consequently, the Company, its Investees and their Advisor Funds may be exposed to risks that the exchange rate of its functional currency relative to other foreign currencies may change in a manner that has an adverse effect on the value of that portion of the Company’s or Investees’ assets or liabilities denominated in currencies other than the functional currency.

(ii) Interest rate risk

The Advisor Funds may invest in fixed income securities and derivatives. Any change to the interest rates relevant for particular securities may result in the Advisors being unable to secure similar returns on the expiration of contracts or the sale of securities. In addition, changes to prevailing interest rates or changes in expectations of future rates may result in an increase or decrease in the value of the securities held. In general, if interest rates rise, the value of the fixed income securities and derivatives will decline. A decline in interest rates will in general have the opposite effect.

(iii) Price risk

Price risk is the risk that the value of the Investees’ and Advisor Funds’ financial investments will fluctuate as a result of changes in market prices, other than those arising from currency risk or interest rate risk whether caused by factors specific to an individual investment, its issuer or any factor affecting financial investments traded in the market.

As all of the Company’s investments in Investees and the Investees’ investments in Advisor Funds are carried at fair value with changes in fair value recognized in the Statement of Operations, all changes in market conditions will directly affect net assets. The Company’s maximum risk of loss is limited to the Company’s investment in the Investees. The Investees’ maximum risk of loss is limited to the Investees’ investment in the Advisor Funds.

The Investees’ investments in the Advisor Funds are determined utilizing NAVs value supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 5 –	Risk Management (continued)

payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end NAV.

Credit risk

Credit risk is the risk that one party to a financial investment will cause a financial loss for the other party by failing to discharge an obligation.

The Managing Member has adopted procedures to reduce credit risk related to the Company’s dealings with counterparties and Advisor Funds. Before transacting with any counterparty or Advisor Fund, the Managing Member or its affiliates evaluate both creditworthiness and reputation by conducting a credit analysis of the party, their business and reputation. The credit risk of approved counterparties and Advisor Funds are then monitored on an ongoing basis, including periodic reviews of financial statements and interim financial reports as needed.

Some of the Investees’ investments in Advisor Funds may have had credit exposure related to the bankruptcy of Lehman. See “Liquidity risk” for further information related to Lehman exposure.

Operational risk

Operational risk is the potential for loss caused by a deficiency in information, communications, transaction processing and settlement and accounting systems. The Company’s service providers maintain controls and procedures for the purpose of mitigating operational risk. Reviews of the service levels of service providers are performed on a regular basis. No assurance is given that these measures will be 100% effective. Operational risk also exists at the Investee and Advisor Fund level.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company provides for the subscription and redemption of units and it is therefore exposed to the liquidity risk of meeting member redemptions.

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investment Funds. However, the Company’s investments in the Investment Funds may only be redeemed on a limited basis. Neither GFS Trust nor GRV provide investors with a voluntary redemption right as detailed in “Note 3—Investments in affiliated Investees.” As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees may have liquidity exposure related to the Advisors’ estimates of the recovery value of these claims against Lehman Brothers Holdings, Inc. and for certain of its subsidiaries and affiliates (“Lehman”), including cash claims involving amounts owed to the Advisors by Lehman and/or proprietary claims involving the recovery of Advisor Funds’ assets held by Lehman at the time of its insolvency. These estimates are based on information received from the majority, but not all, of the Advisor Funds’, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 5 –	Risk Management (continued)

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2009, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2009, approximately 7% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

Note 6 –	Related parties

The due to managing member liability in the Balance Sheet represents management fees due to GS HFS at December 31, 2009 and December 31, 2008.

Included in the redemptions payable on the Balance Sheet at December 31, 2009 and December 31, 2008 were redemptions due to the Managing Member of $137,240, and $0, respectively.

For the year ended December 31, 2009, the Company earned dividends of $159,987 from investments in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the year ended December 31, 2008, the Company earned dividends of $209,486 from Goldman Sachs Financial Square Prime Obligation Fund, a money market fund managed by Goldman Sachs Asset Management L.P. At December 31, 2009, the Company held investments in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund with fair values of $27,258,649 and $8,182,189 respectively. At December 31, 2008, the Company held an investment in the Goldman Sachs Financial Square Prime Obligations Fund with a fair value of $26,924,486.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, is one of several prime brokers for certain of the Advisor Funds. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisor Funds.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at December 31, 2009, 2008 and 2007. Employees of GS & Co. owned approximately 2% of the Company’s equity at December 31, 2009, 2008 and 2007.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 6 –	Related parties (continued)

During the year ended December 31, 2009, members equity in Class A Series 66 through Class A Series 73 of $19,139,514 was transferred into the Company from an affiliated fund of the Company. The capital losses of these series were carried forward to the Company, which will be recovered before an incentive allocation is charged.

Note 7 –	Borrowing facility

The following table summarizes the Company’s committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2008 and December 31, 2009:

Time periods(1)	Maximum amount(2)(3)	Interest rate(4)	Commitment fee

6/7/08-12/31/09	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%
1/1/08-6/6/08	Lesser of $32,000,000 or 15% of the Company’s NAV	LIBOR plus 0.65%	0.25%

(1)	The maturity date of the Credit Facility is June 5, 2010.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	The Company further amended certain terms of the Credit Facility on January 28, 2010. The maximum amount was increased to $33,700,000 or 14.25% of the Company’s NAV and the commitment fee was increased to 0.29%.

(4)	London Interbank Offered Rate (“LIBOR”).

The Company borrows from the Credit Facility to meet its liquidity needs. As of December 31, 2009 and 2008, there were no borrowings outstanding. Interest related to borrowing and the commitment fees are included in Interest expense in the Statement of Operations. Included in Interest payable in the Balance Sheet are amounts owed for interest and commitment fees.

Note 8 –	Members’ equity

At December 31, 2009, December 31, 2008 and December 31, 2007, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Units	Amount	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	—	$—	295,317.71	$45,148,615	319,714.29	$43,832,922
Series 21	—	—	—	—	(20,000.00)	(2,180,597)
Series 22	—	—	—	—	(126,060.00)	(13,362,621)
Series 23	—	—	—	—	(17,500.00)	(1,846,363)

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Units	Amount	Units	Amount	Units	Amount

Series 24	—	$—	—	$—	(16,500.00)	$(1,713,051)
Series 25	—	—	—	—	(26,000.00)	(2,660,197)
Series 26	—	—	—	—	(5,000.00)	(521,404)
Series 27	—	—	—	—	(19,000.00)	(1,990,075)
Series 28	—	—	—	—	(79,750.00)	(8,361,171)
Series 29	—	—	—	—	(20,000.00)	(2,081,244)
Series 30	—	—	—	—	(6,020.00)	(630,689)
Series 31	—	—	—	—	(39,000.00)	(4,025,172)
Series 32	—	—	—	—	(44,000.00)	(4,460,338)
Series 33	—	—	(10,000.00)	(1,115,107)	—	—
Series 34	—	—	(10,010.00)	(1,098,794)	—	—
Series 35	—	—	(27,595.00)	(3,005,067)	—	—
Series 36	—	—	(37,000.00)	(3,993,991)	—	—
Series 37	—	—	(34,000.00)	(3,611,289)	—	—
Series 38	—	—	(38,700.00)	(4,022,981)	—	—
Series 39	—	—	(31,750.00)	(3,283,841)	—	—
Series 40	—	—	(51,000.00)	(5,280,566)	—	—
Series 41	—	—	(75,000.00)	(7,918,349)	—	—
Series 42	—	—	(54,000.00)	(5,608,852)	—	—
Series 43	—	—	(27,750.00)	(2,785,064)	—	—
Series 44	—	—	(34,000.00)	(3,424,714)	—	—

	—	$—	(135,487.29)	$—	(99,115.71)	$—

Subscriptions Class A
Series 33	—	$—	—	$—	10,000.00	$1,000,000
Series 34	—	—	—	—	10,010.00	1,001,000
Series 35	—	—	—	—	27,595.00	2,759,500
Series 36	—	—	—	—	37,000.00	3,700,000
Series 37	—	—	—	—	34,000.00	3,400,000
Series 38	—	—	—	—	38,700.00	3,870,000
Series 39	—	—	—	—	31,750.00	3,175,000
Series 40	—	—	—	—	51,000.00	5,100,000
Series 41	—	—	—	—	75,000.00	7,500,000
Series 42	—	—	—	—	54,000.00	5,400,000
Series 43	—	—	—	—	27,750.00	2,775,000
Series 44	—	—	—	—	34,000.00	3,400,000
Series 45	—	—	77,622.13	7,762,213	—	—
Series 46	—	—	149,310.53	14,931,053	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Units	Amount	Units	Amount	Units	Amount

Series 47	—	$—	72,250.00	$7,225,000	—	$—
Series 48	—	—	126,500.00	12,650,000	—	—
Series 49	—	—	145,800.00	14,580,000	—	—
Series 50	—	—	222,080.00	22,208,000	—	—
Series 51	—	—	126,300.00	12,630,000	—	—
Series 52	—	—	108,750.00	10,875,000	—	—
Series 53	—	—	89,550.00	8,955,000	—	—
Series 54	—	—	81,850.00	8,185,000	—	—
Series 55	—	—	22,500.00	2,250,000	—	—
Series 56	—	—	20,000.00	2,000,000	—	—
Series 57	25,000.00	2,500,000	—	—	—	—
Series 58	50,000.00	5,000,000	—	—	—	—
Series 59	15,000.00	1,500,000	—	—	—	—
Series 60	27,600.00	2,760,000	—	—	—	—
Series 61	11,312.98	1,131,298	—	—	—	—
Series 62	62,000.00	6,200,000	—	—	—	—
Series 63	66,712.98	6,671,298	—	—	—	—
Series 64	36,650.00	3,665,000	—	—	—	—
Series 65	54,137.27	5,413,727	—	—	—	—
Series 66	95,580.88	9,558,088	—	—	—	—
Series 67	1,367.32	136,732	—	—	—	—
Series 68	57,080.94	5,708,094	—	—	—	—
Series 69	20,861.87	2,086,187	—	—	—	—
Series 70	6,848.67	684,867	—	—	—	—
Series 71	1,403.93	140,393	—	—	—	—
Series 72	6,915.70	691,570	—	—	—	—
Series 73	1,335.83	133,583	—	—	—	—
Series 74	83,000.00	8,300,000	—	—	—	—
Series 75	85,100.00	8,510,000	—	—	—	—
Series 76	30,850.00	3,085,000	—	—	—	—

Total	738,758.37	$73,875,837	1,242,512.66	$124,251,266	430,805.00	$43,080,500

Redemptions Class A
Series 1	918,434.94	$126,197,094	649,166.41	$93,316,375	671,424.67	$98,845,744
Series 45	18,500.00	1,619,229	6,300.00	543,637	—	—
Series 46	28,057.64	2,537,895	—	—	—	—
Series 48	5,000.00	453,200	—	—	—	—
Series 49	5,000.00	472,959	—	—	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Units	Amount	Units	Amount	Units	Amount

Series 50	13,613.61	$1,240,823	—	$—	—	$—
Series 51	3,232.00	300,000	—	—	—	—
Series 52	12,000.00	1,138,619	—	—	—	—
Series 53	16,000.00	1,525,865	—	—	—	—
Series 54	12,500.00	1,258,376	—	—	—	—
Series 56	10,000.00	1,076,095	—	—	—	—

	1,042,338.19	$137,820,155	655,466.41	$93,860,012	671,424.67	$98,845,744

At December 31, 2009, 2008 and 2007, members’ equity consisted of the following:

	December 31, 2009		December 31, 2008		December 31, 2007
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Non-managing
members
Class A
Series 1	2,885,415.51	$415,172,330	3,803,850.45	$501,818,748	4,157,699.15	$635,635,467
Series 33	—	—	—	—	10,000.00	1,115,107
Series 34	—	—	—	—	10,010.00	1,098,794
Series 35	—	—	—	—	27,595.00	3,005,067
Series 36	—	—	—	—	37,000.00	3,993,991
Series 37	—	—	—	—	34,000.00	3,611,289
Series 38	—	—	—	—	38,700.00	4,022,981
Series 39	—	—	—	—	31,750.00	3,283,841
Series 40	—	—	—	—	51,000.00	5,280,566
Series 41	—	—	—	—	75,000.00	7,918,349
Series 42	—	—	—	—	54,000.00	5,608,852
Series 43	—	—	—	—	27,750.00	2,785,064
Series 44	—	—	—	—	34,000.00	3,424,714
Series 45	52,822.13	4,971,425	71,322.13	6,154,499	—	—
Series 46	121,252.89	11,612,001	149,310.53	13,110,185	—	—
Series 47	72,250.00	6,777,089	72,250.00	6,213,647	—	—
Series 48	121,500.00	11,601,290	126,500.00	11,074,495	—	—
Series 49	140,800.00	13,318,515	145,800.00	12,644,862	—	—
Series 50	208,466.39	19,361,580	222,080.00	18,911,135	—	—
Series 51	123,068.00	11,423,377	126,300.00	10,748,705	—	—
Series 52	96,750.00	9,224,038	108,750.00	9,506,109	—	—
Series 53	73,550.00	7,104,425	89,550.00	7,930,768	—	—
Series 54	69,350.00	7,066,804	81,850.00	7,654,640	—	—
Series 55	22,500.00	2,379,248	22,500.00	2,187,676	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 8 –	Members’ equity (continued)

	December 31, 2009		December 31, 2008		December 31, 2007
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Series 56	10,000.00	$1,076,095	20,000.00	$1,980,602	—	$—
Series 57	25,000.00	2,715,361	—	—	—	—
Series 58	50,000.00	5,386,946	—	—	—	—
Series 59	15,000.00	1,618,719	—	—	—	—
Series 60	27,600.00	2,979,262	—	—	—	—
Series 61	11,312.98	1,212,471	—	—	—	—
Series 62	62,000.00	6,519,496	—	—	—	—
Series 63	66,712.98	7,009,995	—	—	—	—
Series 64	36,650.00	3,809,919	—	—	—	—
Series 65	54,137.27	5,558,740	—	—	—	—
Series 66	95,580.88	9,827,589	—	—	—	—
Series 67	1,367.32	140,588	—	—	—	—
Series 68	57,080.94	5,869,039	—	—	—	—
Series 69	20,861.87	2,145,009	—	—	—	—
Series 70	6,848.67	704,178	—	—	—	—
Series 71	1,403.93	144,351	—	—	—	—
Series 72	6,915.70	711,069	—	—	—	—
Series 73	1,335.83	137,350	—	—	—	—
Series 74	83,000.00	8,401,415	—	—	—	—
Series 75	85,100.00	8,628,531	—	—	—	—
Series 76	30,850.00	3,089,790	—	—	—	—

Subtotal	4,736,483.29	$597,698,035	5,040,063.11	$609,936,071	4,588,504.15	$680,784,082

Managing member		—		—		—

Total members’ equity		$597,698,035		$609,936,071		$680,784,082

	December 31, 2009	December 31, 2008	December 31, 2007
	NAV per unit	NAV per unit	NAV per unit

Non-managing members Class A
Series 1	$143.89	$131.92	$152.88
Series 33	—	—	111.51
Series 34	—	—	109.77
Series 35	—	—	108.90
Series 36	—	—	107.95
Series 37	—	—	106.21
Series 38	—	—	103.95
Series 39	—	—	103.43

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 8 –	Members’ equity (continued)

	December 31, 2009	December 31, 2008	December 31, 2007
	NAV per unit	NAV per unit	NAV per unit

Series 40	$—	$—	$103.54
Series 41	—	—	105.58
Series 42	—	—	103.87
Series 43	—	—	100.36
Series 44	—	—	100.73
Series 45	94.12	86.29	—
Series 46	95.77	87.80	—
Series 47	93.80	86.00	—
Series 48	95.48	87.55	—
Series 49	94.59	86.73	—
Series 50	92.88	85.15	—
Series 51	92.82	85.10	—
Series 52	95.34	87.41	—
Series 53	96.59	88.56	—
Series 54	101.90	93.52	—
Series 55	105.74	97.23	—
Series 56	107.61	99.03	—
Series 57	108.61	—	—
Series 58	107.74	—	—
Series 59	107.91	—	—
Series 60	107.94	—	—
Series 61	107.18	—	—
Series 62	105.15	—	—
Series 63	105.08	—	—
Series 64	103.95	—	—
Series 65	102.68	—	—
Series 66	102.82	—	—
Series 67	102.82	—	—
Series 68	102.82	—	—
Series 69	102.82	—	—
Series 70	102.82	—	—
Series 71	102.82	—	—
Series 72	102.82	—	—
Series 73	102.82	—	—
Series 74	101.22	—	—
Series 75	101.39	—	—
Series 76	100.16	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 9 –	Financial Highlights

Financial highlights for the Company for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	Class A	Class A	Class A
	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$131.92	$152.88	$137.10
Income from operations:
Net trading profit/(loss)	13.95	(18.92)	18.63
Net investment income/(loss)(1)(2)	(1.98)	(2.04)	(2.85)

Total income/(loss) from operations	11.97	(20.96)	15.78

Net asset value, end of period	$143.89	$131.92	$152.88

Ratios to average members’ equity(3)
Expenses	1.46%	1.44%	1.42%
Incentive allocation	0.00%	0.00%	0.57%

Total expenses and incentive allocation	1.46%	1.44%	1.99%

Net investment income/(loss)(2)	(1.44)%	(1.39)%	(1.95)%

Total return (prior to incentive allocation)(4)	9.07%	(13.71)%	12.12%
Incentive allocation	0.00%	0.00%	(0.61)%

Total return	9.07%	(13.71)%	11.51%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 —	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 (the “Significant Investees”):

Balance Sheet

The balance sheets as of December 31, 2009 and December 31, 2008, are summarized as follows:

	December 31, 2009
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$422,198,049	$303,788,708	$106,086,018
Investments in affiliated Investees, at fair value	720,104	23,626,633	185,915,266
Cash and cash equivalents	18,030,775	25,410,020	8,723,057
Other assets	24,466,148	6,509,847	12,457,432

Total assets	$465,415,076	$359,335,208	$313,181,773

Liabilities and Net Assets
Liabilities
Redemptions payable	$57,864,926	$81,871,036	$16,609,782
Accrued expenses and other liabilities	821,909	1,999,092	526,277

Total liabilities	58,686,835	83,870,128	17,136,059
Net assets	406,728,241	275,465,080	296,045,714

Total liabilities and net assets	$465,415,076	$359,335,208	$313,181,773

	December 31, 2008
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$507,375,746	$651,881,468	$115,983,452
Investments in affiliated Investees, at fair value	1,757,984	41,756,829	95,549,215
Cash and cash equivalents	86,798,258	48,995,300	45,129,030
Other assets	2,043,326	25,339,004	237,320

Total assets	$597,975,314	$767,972,601	$256,899,017

Liabilities and Net Assets
Liabilities
Redemptions payable	$66,145,534	$70,922,105	$48,151,095
Accrued expenses and other liabilities	219,803	586,653	243,099

Total liabilities	66,365,337	71,508,758	48,394,194
Net assets	531,609,977	696,463,843	208,504,823

Total liabilities and net assets	$597,975,314	$767,972,601	$256,899,017

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

Statement of Operations

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the statements of operations are summarized as follows:

	December 31, 2009
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$(12,369,124)	$61,818,045	$30,113,212
Net change in unrealized gain/(loss) on Investees	71,714,411	8,234,277	(13,300,462)
Investment income	311,429	454,261	172,459
Expenses	(1,266,799)	(2,128,662)	(1,334,934)

Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275

	December 31, 2008
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$59,529,257	$147,794,327	$11,377,950
Net change in unrealized gain/(loss) on Investees	(184,985,135)	(332,763,998)	(4,153,934)
Investment income	753,825	709,613	692,883
Expenses	(1,552,959)	(3,043,920)	(962,708)

Net income/(loss) from operations	$(126,255,012)	$(187,303,978)	$6,954,191

	December 31, 2007
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$110,713,958	$35,640,098	$31,920,318
Net change in unrealized gain/(loss) on Investees	(14,893,541)	149,147,801	3,547,627
Investment income	913,379	2,057,736	469,010
Expenses	(2,475,626)	(3,549,586)	(1,430,314)

Net income/(loss) from operations	$94,258,170	$183,296,049	$34,506,641

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

Statement of Cash Flows

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the statements of cash flows are summarized as follows:

	December 31, 2009
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275
Net increase/(decrease) in investments in investees(1)	86,215,577	208,956,990	(8,538,000)
Net increase/(decrease) in operating assets and liabilities	(22,190,524)	20,241,596	(11,986,473)

Net cash provided by/(used in) operating activities	122,414,970	297,576,507	(4,874,198)

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(191,182,453)	(321,161,787)	(31,531,775)

Net cash provided by/(used in) financing activities	(191,182,453)	(321,161,787)	(31,531,775)

Net change in cash and cash equivalents	(68,767,483)	(23,585,280)	(36,405,973)
Cash and cash equivalents at beginning of year	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of year	$18,030,775	$25,410,020	$8,723,057

(1)	During the year ended December 31, 2009, GTT had an in-kind subscription of $71,930,617 and GFS had an in-kind redemption of $157,265,966.

	December 31, 2008
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(126,255,012)	$(187,303,978)	$6,954,191
Net increase/(decrease) in investments in investees	330,388,001	393,838,578	18,142,713
Net increase/(decrease) in operating assets and liabilities	23,085,420	(25,653,047)	(280,519)

Net cash provided by/(used in) operating activities	227,218,409	180,881,553	24,816,385

Cash flows from financing activities
Net subscriptions/(redemptions)	(119,744,804)	(105,594,645)	9,959,197
Net proceeds/(repayments) from loan	(23,896,658)	(26,485,771)	—

Net cash provided by/(used in) financing activities	(143,641,462)	(132,080,416)	9,959,197

Net change in cash and cash equivalents	83,576,947	48,801,137	34,775,582
Cash and cash equivalents at beginning of year	3,221,311	194,163	10,353,448

Cash and cash equivalents at end of year	$86,798,258	$48,995,300	$45,129,030

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

	December 31, 2007
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$94,258,170	$183,296,049	$34,506,641
Net increase/(decrease) in investments in investees	36,575,263	(174,799,663)	59,220,253
Net increase/(decrease) in operating assets and liabilities	(32,604,644)	(9,861,298)	(6,668,527)

Net cash provided by/(used in) operating activities	98,228,789	(1,364,912)	87,058,367

Cash flows from financing activities
Net subscriptions/(redemptions)	(136,268,832)	(81,057,381)	(82,147,096)
Net proceeds/(repayments) from loan	24,004,697	26,460,437	(1,435,289)

Net cash provided by/(used in) financing activities	(112,264,135)	(54,596,944)	(83,582,385)

Net change in cash and cash equivalents	(14,035,346)	(55,961,856)	3,475,982
Cash and cash equivalents at beginning of year	17,256,657	56,156,019	6,877,466

Cash and cash equivalents at end of year	$3,221,311	$194,163	$10,353,448

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

Condensed Schedule of Investments

The condensed schedules of investments as of December 31, 2009 and December 31, 2008, are as follows:

GELS — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Catalyst — Activist (cost $15,808,963)	$20,220,428	4.97%

Consumer
TE Hayground Cove Portfolio, Ltd. (cost $3,126,742)(1)	720,104	0.18

Diversified
Glenview Institutional Partners, L.P.	21,023,811	5.17%
Karsch Capital II, L.P.	26,228,977	6.45
PFM Diversified Fund, L.P.	20,966,390	5.16
SCP Ocean Fund, L.P.	21,809,122	5.36
Viking Global Equities, L.P.	25,612,676	6.30
Other	187,274,286	46.04

Total Diversified (cost $265,634,005)	302,915,262	74.48

Energy (cost $11,500,000)	11,350,421	2.79

Growth
Conatus Capital Partners, L.P. (cost $19,910,770)	20,997,168	5.16

Multi-Strategy (cost $12,165,969)	8,787,164	2.16

Short-Term Trading (cost $16,500,000)	16,184,835	3.98

Value
Skellig Partners, L.P.	26,492,494	6.51
Other	15,250,277	3.75

Total Value (cost $33,607,973)	41,742,771	10.26

Total Investments in Advisor Funds (cost $378,254,422)	$422,918,153	103.98%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

GFS — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Credit Opportunities — Distressed Securities
Anchorage Capital Partners L.P.	$30,096,559	10.93%
Brigade Leveraged Capital Structures Fund, L.P.	21,107,054	7.66
Greywolf Capital Partners II, L.P.	43,058,240	15.63
Other	17,808,045	6.46

Total Credit Opportunities — Distressed Securities (cost $84,442,652)	112,069,898	40.68

Multi-Strategy
Empyrean Capital Fund L.P.	26,286,209	9.54
Eton Park Fund, L.P.	32,833,855	11.92
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	23,626,633	8.58
Halcyon Partners, L.P.	29,989,388	10.89
Manikay Master Fund, L.P.	12,557,334	4.56
Manikay Onshore Fund, L.P.	5,237,957	1.90
Orange Capital Domestic I, L.P.	26,201,521	9.51
OZ Domestic Partners II, L.P.	25,706,638	9.33
Taconic Capital Partners 1.5, L.P.	32,905,908	11.95

Total Multi-Strategy (cost $172,167,300)	215,345,443	78.18

Total Investments in Advisor Funds (cost $256,609,952)	$327,415,341	118.86%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

GTT — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Emerging Markets Relative Value (cost $1,748,911)	$573,112	0.19%
Global Macro
Bridgewater Pure Alpha II, LLC	17,600,097	5.95
D. E. Shaw Oculus Fund, LLC	18,099,787	6.11
Goldman Sachs BH Fund Onshore, LLC (invested in Brevon Howard, L.P.)(1)	30,495,770	10.30
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	26,294,707	8.88
Goldman Sachs Sherwood Fund, LLC(1)	11,244,080	3.80
Remington Investment Strategies, L.P.	21,226,289	7.17
Other	30,757,618	10.39

Total Global Macro (cost $134,540,323)	155,718,348	52.60

Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	111,539,633	37.67
TE Jenkins Portfolio, Ltd.(1)	6,341,076	2.14
Other	17,829,115	6.03

Total Managed Futures (cost $130,289,377)	135,709,824	45.84

Total Investments in Advisor Funds (cost $266,578,611)	$292,001,284	98.63%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2009.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2009, the redemption periods ranged from monthly to annually and there are no restrictions such as lock-ups or suspended redemptions in place with the exception of one Advisor fund with a three year lock-up. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity such as side pocket investments.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

GELS — December 31, 2008

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Catalyst — Activist
Jana Partners Qualified L.P. (cost $27,442,323)	$29,791,327	5.61%

Consumer
TE Hayground Cove Portfolio, Ltd.(1) (cost $3,126,742)	1,757,984	0.33

Diversified
Viking Global Equities L.P.	40,033,864	7.53
Other	315,970,718	59.43

Total Diversified (cost $370,190,725)	356,004,582	66.96

Long-Bias
Scout Capital Concentrated, L.P. (cost $46,500,960)	37,947,287	7.14

Multi-Strategy (cost $22,000,000)	19,871,957	3.74

Real Estate (cost $12,000,000)	9,934,135	1.87

Value (cost $54,923,660)	53,826,458	10.12

Total Investments in Advisor Funds (cost $536,184,410)	$509,133,730	95.77%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

GFS — December 31, 2008

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Catalyst — Activist (cost $30,000,000)	$20,070,165	2.88%
Credit Opportunities — Distressed Securities
Anchorage Capital Partners L.P.	46,728,641	6.71
Greywolf Capital Partners II, L.P.	39,169,176	5.62
Silver Point Capital Fund, L.P.	58,137,704	8.35
Trafalgar Merchant Fund	678,667	0.10
Trafalgar Recovery Fund	542,185	0.08
Other	29,499,300	4.23

Total Credit Opportunities — Distressed Securities (cost $145,850,425)	174,755,673	25.09

Multi Strategy
Canyon Value Realization Fund, L.P.	36,227,068	5.20
Empyrean Capital Fund L.P.	40,063,040	5.75
Eton Park Fund, L.P.	123,548,877	17.74
Eton Park Re LDC	86,655	0.01
Goldman Sachs RP Partners, LLC (invests in Perry Partners, L.P.)(1)	41,756,829	6.00
OZ Domestic Partners, L.P.	16,194,011	2.33
OZ Domestic Partners II, L.P.	30,110,987	4.32
Taconic Capital Partners 1.5, L.P.	45,792,207	6.58
Trafalgar Catalyst Fund	41,047,579	5.89
Other	82,606,242	11.86

Total Multi Strategy (cost $400,345,662)	457,433,495	65.68
Risk Arbitrage — Special Situation (cost $54,871,098)	41,378,964	5.94

Total Investments in Advisor Funds (cost $631,067,185)	$693,638,297	99.59%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

GTT — December 31, 2008

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Global Macro
Brevan Howard, L.P.	$29,489,564	14.14%
Bridgewater Pure Alpha II, LLC	14,015,870	6.72
D. E. Shaw Oculus Fund, LLC	18,373,403	8.81
Drawbridge Global Macro Fund, L.P.	14,043,197	6.74
Goldman Sachs DeWorde Onshore, LLC (invests in Caxton Global Investments (USA) LLC)(1)	23,025,655	11.04
Remington Investment Strategies, L.P.	19,162,801	9.19
Other	12,399,879	5.95

Total Global Macro (cost $109,472,426)	130,510,369	62.59

Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	72,523,560	34.78
Other	8,498,738	4.08

Total Managed Futures (cost $63,337,106)	81,022,298	38.86

Total Investments in Advisor Funds (cost $172,809,532)	$211,532,667	101.45%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2008.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2008, the redemption periods range from monthly to annually and the remaining lock-ups were less than one year. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity which may include side pocket investments, suspended redemptions, or other restrictions at December 31, 2008. Such restrictions, except side pocket investments, have lapsed since such date.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

Fair Value Hierarchy

The following tables summarize by level within the fair value hierarchy each Significant Investee’s investments at fair value as of December 31, 2009 and December 31, 2008:

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$413,334,824	$9,583,329	$422,918,153
GFS	—	308,047,463	19,367,878	327,415,341
GTT	—	285,886,771	6,114,513	292,001,284

	December 31, 2008
Assets	Level 1	Level 2(1)	Level 3(1)	Total

GELS	$—	$487,440,886	$21,692,844	$509,133,730
GFS	—	575,946,236	117,692,061	693,638,297
GTT	—	180,295,473	31,237,194	211,532,667

(1)	The Level 2 and Level 3 fair value amounts were reclassified at December 31, 2008 for comparative purposes to such levels at December 31, 2009 due to additional guidance related to liquidity provided by Advisor Funds in leveling such assets as provided within ASU No. 2009-12 “Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”.

See “Note 2 — Significant accounting policies” for disclosures regarding the fair value hierarchy.

Liquidity

As of December 31, 2009 and December 31, 2008, certain of the Advisor Funds of the Significant Investees’ were considered illiquid due to restrictions such as side pocket investments or suspended redemptions implemented by the Advisors of such Advisor Funds. The Significant Investees have not imposed any liquidity restrictions on the Company. The following represents the percentage of the net assets of the Significant Investees that were considered illiquid.

	2009	2008

GELS	2%	4%
GFS	5%	17%
GTT	2%	14%

See “Note 5 — Risk management — Liquidity Risk” for disclosures regarding illiquidity related to the Significant Investees.

Each of the Significant Investees maintains a borrowing facility with a financial institution in order to meet liquidity needs. At December 31, 2009 and December 31, 2008, the Significant Investees had borrowings outstanding of $0 and $0, respectively.

Risk Management

See “Note 5 — Risk Management” for information on risk information associated with the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 10 –	Significant Investees (continued)

Advisor Funds’ Management Fees and Incentive Allocations/Fees

See “Note 3 — Investments in affiliated Investees” for information on the contractual weighted average Advisor Funds’ management fee and incentive allocation/fee rates at the Significant Investee level.

Financial Highlights

The financial highlights for the Significant Investees for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 are summarized as follows:

	December 31, 2009
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.19%	0.21%	0.23%

Net investment income/(loss)	(0.12)%	(0.11)%	(0.16)%

Total return(2)	13.37%	19.10%	6.35%

	December 31, 2008
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.15%	0.12%	0.14%

Net investment income/(loss)	(0.04)%	(0.05)%	0.12%

Total return(2)	(16.75)%	(19.18)%	3.27%

	December 31, 2007
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.16%	0.11%	0.22%

Net investment income/(loss)	(0.06)%	0.09%	(0.03)%

Total return(2)	11.70%	20.22%	15.72%

(1)	The ratios to average net assets are based on expenses and net investment income/(loss) of Class C Series 1 units for GELS, GFS and GTT. The ratios to average net assets calculated above do not include each Significant Investees’ proportionate share of the net investment income/(loss) and expenses of their investments.

(2)	The total returns are based on the performance of Class C Series 1 units for GELS, GFS, and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Significant Investees with respect to the Company’s investment in any of the Significant Investees.

Note 11 –	Subsequent Events

Effective January 1, 2010, Class A Series 55 through Class A Series 65 and Class A Series 74 through Class A Series 76 units were converted to Class A Series 54 units.