Form 10-Q
period 2010-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2010-05-17
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50723

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

200 West Street New York, New York (Address of principal executive offices)	10282 (Zip Code)

Registrant’s telephone number, including area code: (212) 902-1000

One New York Plaza, New York, New York 10004
(Former address of principal executive offices)

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 5,218,069.59 Units of Limited Liability Company Interests outstanding as of May 17, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2010 and December 31, 2009

	(Unaudited)			(Audited)
	March 31, 2010			December 31, 2009
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Affiliated Investee(1)	value	equity(2)	equity(3)	value	equity(2)	equity(3)
Goldman Sachs Global Equity Long/Short, LLC	$244,714,208	39.96%	39.04%	$235,518,832	39.40%	37.98%
Goldman Sachs Global Fundamental Strategies, LLC	138,222,519	22.57%	22.05%	132,477,127	22.17%	21.36%
Goldman Sachs Global Fundamental Strategies Asset Trust	32,526,848	5.31%	5.19%	37,532,758	6.28%	6.05%
Goldman Sachs Global Relative Value, LLC	3,365,049	0.55%	0.53%	4,887,674	0.82%	0.79%
Goldman Sachs Global Tactical Trading, LLC	164,100,901	26.79%	26.18%	155,217,816	25.97%	25.03%
Goldman Sachs HFP Opportunistic Fund, LLC	7,822,077	1.28%	1.25%	20,801,289	3.48%	3.36%

Total investments (cost $534,492,480 and $526,489,487, respectively)	$590,751,602	96.46%	94.24%	$586,435,496	98.12%	94.57%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at March 31, 2010 and December 31, 2009.

March 31, 2010 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$58,659,503	9.58%	9.36%

December 31, 2009 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$58,480,624	9.78%	9.43%

(1)	Refer to Note 3 to the financial statements for liquidity provisions.

(2)	Members’ equity used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.”

(3)	Adjusted members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $14,420,221 at March 31, 2010 and Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(4)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $534,492,480 and $526,489,487, respectively)	$590,751,602	$586,435,496
Cash and cash equivalents	38,682,436	35,470,838

Total assets	$629,434,038	$621,906,334

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$14,420,221	$22,410,715
Due to managing member	1,922,133	1,288,968
Interest payable	8,416	13,556
Accrued expenses and other liabilities	660,851	495,060

Total liabilities	17,011,621	24,208,299
Members’ equity (units outstanding 4,849,832.12 and 4,736,483.29, respectively)	612,422,417	597,698,035

Total liabilities and members’ equity	$629,434,038	$621,906,334

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$556,163,295	$537,752,026
Accumulated net unrealized gain/(loss) on investments	56,259,122	59,946,009

Total members’ equity	$612,422,417	$597,698,035

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2010 and March 31, 2009

	2010	2009

Income from trading:
Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	$13,833,912	$8,403,003
Net change in unrealized gain/(loss)	(3,686,887)	(2,262,704)

Net trading gain/(loss)	10,147,025	6,140,299
Interest and dividend income	2,407	80,359
Expenses:
Management fee	1,922,133	1,941,772
Professional fees	233,163	245,427
Interest expense	23,004	20,000
Other expenses	39,025	37,050

Total expenses	2,217,325	2,244,249

Net investment income/(loss)	(2,214,918)	(2,163,890)

Net income/(loss)	7,932,107	3,976,409
Less: Incentive allocation to the Managing Member	56,897	814

Net income/(loss) available for pro-rata allocation to members	$7,875,210	$3,975,595

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2010 (Unaudited)
and the year ended December 31, 2009 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2008	$—	5,040,063.11	$609,936,071	$609,936,071
Subscriptions	—	738,758.37	73,875,837	73,875,837
Redemptions	(137,681)	(1,042,338.19)	(137,820,155)	(137,957,836)
Share class conversion	—	—	—	—
Allocations of net income/(loss):
Incentive allocation	137,681	—	—	137,681
Pro-rata allocation	—	—	51,706,282	51,706,282

Member’s equity at December 31, 2009	—	4,736,483.29	597,698,035	597,698,035
Subscriptions	—	210,752.56	21,075,256	21,075,256
Redemptions	—	(110,137.48)	(14,282,981)	(14,282,981)
Share class conversion	—	12,733.75	—	—
Allocations of net income/(loss):
Incentive allocation	56,897	—	—	56,897
Pro-rata allocation	—	—	7,875,210	7,875,210

Member’s equity at March 31, 2010	$56,897	4,849,832.12	$612,365,520	$612,422,417

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the three months ended March 31, 2010 and March 31, 2009

	2010	2009

Cash flows from operating activities
Net income/(loss)	$7,932,107	$3,976,409
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in Investees	(58,000,000)	(12,600,000)
Proceeds from sales of investments in Investees	63,830,919	73,000,000
Net realized (gain)/loss from investments in Investees	(13,833,912)	(8,403,003)
Net change in unrealized (gain)/loss of investments in Investees	3,686,887	2,262,704
Increase/(decrease) in operating liabilities:
Due to managing member	633,165	(75,881)
Interest Payable	(5,140)	—
Accrued expenses and other liabilities	165,791	21,695

Net cash from operating activities	4,409,817	58,181,924

Cash flows from financing activities
Subscriptions	21,075,256	9,000,000
Redemptions	(22,273,475)	(28,982,893)

Net cash from financing activities	(1,198,219)	(19,982,893)

Net change in cash and cash equivalents	3,211,598	38,199,031
Cash and cash equivalents at beginning of period	35,470,838	26,943,800

Cash and cash equivalents at end of period	$38,682,436	$65,142,831

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$28,144	$20,000

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Fundamental Strategies Asset Trust (Refer to Note 3)	$—	$47,730,311

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

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

Recent Accounting Developments

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 2 –	Significant accounting policies (continued)

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

As required by ASC 820, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at net asset value (“NAV”) at the measurement date and the existence or absence of certain restrictions at the measurement date. In accordance with ASU 2009-12, if the Company has the ability to redeem from the investment at the measurement date or in the near-term at NAV, the investment would be classified as a Level 2 fair value measurement. Alternatively, if the Company will never have the ability to redeem from the investment or is restricted from redeeming for an uncertain or extended period of time from the measurement date, the investment would be classified as a Level 3 fair value measurement. See “Note 3 — Investments in affiliated Investees” for further information.

Ownership in Investees

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority-owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 2 –	Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the Investees at March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)
GELS	$244,714,208	$461,464,458	53.03%	$482,101,423	50.76%
GFS	138,222,519	348,751,140	39.63%	365,151,140	37.85%
GFS Trust	32,526,848	115,752,284	28.10%	115,752,284	28.10%
GRV	3,365,049	12,010,270	28.02%	12,810,270	26.27%
GTT	164,100,901	324,423,188	50.58%	338,023,188	48.55%
HFPO	7,822,077	13,173,944	59.38%	13,173,944	59.38%

Total	$590,751,602

	December 31, 2009 (Audited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)
GELS	$235,518,832	$406,728,241	57.91%	$464,593,167	50.69%
GFS	132,477,127	275,465,080	48.09%	357,336,116	37.07%
GFS Trust	37,532,758	133,566,660	28.10%	133,566,660	28.10%
GRV	4,887,674	18,606,692	26.27%	18,606,692	26.27%
GTT	155,217,816	296,045,714	52.43%	312,655,496	49.64%
HFPO	20,801,289	35,033,537	59.38%	35,033,537	59.38%

Total	$586,435,496

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding redemptions payable at March 31, 2010 and December 31, 2009, respectively.

Realized and unrealized gain/(loss) on investments in affiliated Investees

Realized and unrealized gain/(loss) on investments in affiliated Investees includes the change in fair value of each Investee. Fair values are determined utilizing NAV information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3 — Investments in affiliated Investees” for further information.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 2 –	Significant accounting policies (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$244,714,208	$—	$244,714,208
Event Driven	—	138,222,519	32,526,848	170,749,367
Tactical Trading	—	164,100,901	—	164,100,901
Multi-Strategy	—	7,822,077	—	7,822,077
Relative Value	—	—	3,365,049	3,365,049

Total	$—	$554,859,705	$35,891,897	$590,751,602

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$235,518,832	$—	$235,518,832
Event Driven	—	132,477,127	37,532,758	170,009,885
Tactical Trading	—	155,217,816	—	155,217,816
Multi-Strategy	—	20,801,289	—	20,801,289
Relative Value	—	—	4,887,674	4,887,674

Total	$—	$544,015,064	$42,420,432	$586,435,496

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $38,652,331 and $35,440,838, which were classified as Level 1 assets as of March 31, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the quarter ended March 31, 2010:

	Event Driven	Relative Value	Total
Balance as at January 1, 2010	$37,532,758	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	(20,043)	15,053	(4,990)
Net change in unrealized gain/(loss) on investments still held at March 31, 2010	268,907	94,638	363,545
Purchase/(Sales)	(5,254,774)	(1,632,316)	(6,887,090)
Level 3 transfers in/(out)	—	—	—

Balance as at March 31, 2010	$32,526,848	$3,365,049	$35,891,897

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following is a reconciliation of Level 3 investments for the quarter ended March 31, 2009:

	Event Driven	Total
Balance as at January 1, 2009	$—	$—
Net realized gain/(loss) from investments	—	—
Net change in unrealized gain/(loss) on investments still held at March 31, 2009	—	—
Net purchase/(sales)	47,730,311	47,730,311
Net Level 3 transfers in/(out)	—	—

Balance as at March 31, 2009	$47,730,311	$47,730,311

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at March 31, 2010 and December 31, 2009:

Investee	March 31, 2010	December 31, 2009
GELS	$222,148,284	$211,430,047
GFS	126,243,799	122,004,423
GFS Trust	28,570,165	32,545,763
GRV	3,447,100	5,165,590
GTT	147,194,072	136,619,878
HFPO	6,889,060	18,723,786

Total	$534,492,480	$526,489,487

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three months ended March 31, 2010 and March 31, 2009:

		Three Months Ended March 31,
Investee	Liquidity	2010	2009
GELS	(1)	$2,195,376	$2,393,533
GFS	(2)	5,745,392	1,687,081
GFS Trust	(3)	248,864	—
GRV	(4)	109,691	385,955
GTT	(5)	1,883,085	1,131,523
HFPO	(2)	(35,383)	542,207

Total		$10,147,025	$6,140,299

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of its managing member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of its managing member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to five years.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

(4)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of its managing member. GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of its managing member.

The investment strategy for each Investee is as follows:

Goldman Sachs Global Equity Long/Short, LLC

GELS seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor’s assessment of fundamental value compared to market price, although Advisors employ a wide range of styles. Strategies that may be utilized in the equity long/short sector include catalyst-activist, consumer, diversified, energy, growth, long-bias, real estate, multi-strategy, short-term trading and value. Other strategies may be employed as well.

Goldman Sachs Global Fundamental Strategies, LLC

GFS seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include catalyst-activist, merger arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of March 31, 2010 was an amount equal to approximately 5% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at March 31, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the three months ended March 31, 2010 and March 31, 2009. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor.

	March 31, 2010		March 31, 2009
	Management	Incentive	Management	Incentive
Investee	fees	allocation/fees	fees	allocation/fees
GELS	1.56%	18.83%	1.64%	19.74%
GFS	1.63%	18.49%	1.74%	19.64%
GFS Trust	1.52%	17.21%	—	—
GRV	0.97%	8.94%	1.55%	18.04%
GTT	1.94%	18.80%	2.26%	22.20%
HFPO	2.01%	20.15%	2.28%	22.76%

The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs an indirect monthly administration fee to SEI which ranges between 0.05% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20% during the year ended December 31, 2009. The administration fee is charged at the Investee level and is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended March 31, 2010 and March 31, 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $77,351 and $72,092, respectively.

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

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 5 –	Risk management (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 5 –	Risk management (continued)

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investment Funds. However, the Company’s investments in the Investment Funds may only be redeemed on a limited basis. Neither GFS Trust nor GRV provide investors with a voluntary redemption right as detailed in “Note 3 — Investments in affiliated Investees.” As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements.

To mitigate some of the liquidity risks described above, the Company currently maintains a committed credit facility with a financial institution which may be used to meet member redemptions. See “Note 7 — Borrowing facility” for further information. Additionally, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests at the Managing Member’s sole discretion.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 5 –	Risk management (continued)

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of March 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2010, approximately 6% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

Note 6 –	Related parties

The due to managing member liability in the Balance Sheet represents management fees due to GS HFS at March 31, 2010 and December 31, 2009

Included in the redemptions payable on the Balance Sheet at March 31, 2010 and December 31, 2009 were redemptions due to the Managing Member of $137,240, and $137,240, respectively.

For the period from January 1, 2010 to March 31, 2010, the Company earned dividends of $2,407 from investments in the Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the period from January 1, 2009 to March 31, 2009, the Company earned dividends of $80,359 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P. At March 31, 2010 and December 31, 2009, the Company held investments in the Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Funds with the fair values of $38,652,331 and $35,440,838, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, may serve as one of several prime brokers for certain of the Advisor Funds. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisor Funds.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at March 31, 2010 and December 31, 2009. Employees of GS & Co. owned approximately 2% of the Company’s equity at March 31, 2010 and December 31, 2009.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 7 –	Borrowing facility

The following table summarizes the Company’s committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2009 and March 31, 2010:

Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee
1/28/10-03/31/10	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
01/01/09-01/27/10	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The maturity date of the Credit Facility is June 5, 2010.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

The Company borrows from the Credit Facility to meet its liquidity needs. As of March 31, 2010 and December 31, 2009, there were no borrowings outstanding. Interest related to borrowing and the commitment fees are included in Interest expense in the Statement of Operations. Included in Interest payable in the Balance Sheet are amounts owed for interest and commitment fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 8 –	Members’ equity

At March 31, 2010 and December 31, 2009, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 units and Class A Series 74 through Class A Series 76 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows:

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
	Units	Amount	Units	Amount
Share Class Conversion
Class A
Series 54	592,596.98	$60,385,988	—	$—
Series 55	(22,500.00)	(2,379,248)	—	—
Series 56	(10,000.00)	(1,076,095)	—	—
Series 57	(25,000.00)	(2,715,361)	—	—
Series 58	(50,000.00)	(5,386,946)	—	—
Series 59	(15,000.00)	(1,618,719)	—	—
Series 60	(27,600.00)	(2,979,262)	—	—
Series 61	(11,312.98)	(1,212,471)	—	—
Series 62	(62,000.00)	(6,519,496)	—	—
Series 63	(66,712.98)	(7,009,995)	—	—
Series 64	(36,650.00)	(3,809,919)	—	—
Series 65	(54,137.27)	(5,558,740)	—	—
Series 74	(83,000.00)	(8,401,415)	—	—
Series 75	(85,100.00)	(8,628,531)	—	—
Series 76	(30,850.00)	(3,089,790)	—	—

	12,733.75	$—	—	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 8 –	Members’ equity (continued)

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
	Units	Amount	Units	Amount
Subscriptions
Class A
Series 57	—	$—	25,000.00	$2,500,000
Series 58	—	—	50,000.00	5,000,000
Series 59	—	—	15,000.00	1,500,000
Series 60	—	—	27,600.00	2,760,000
Series 61	—	—	11,312.98	1,131,298
Series 62	—	—	62,000.00	6,200,000
Series 63	—	—	66,712.98	6,671,298
Series 64	—	—	36,650.00	3,665,000
Series 65	—	—	54,137.27	5,413,727
Series 66	—	—	95,580.88	9,558,088
Series 67	—	—	1,367.32	136,732
Series 68	—	—	57,080.94	5,708,094
Series 69	—	—	20,861.87	2,086,187
Series 70	—	—	6,848.67	684,867
Series 71	—	—	1,403.93	140,393
Series 72	—	—	6,915.70	691,570
Series 73	—	—	1,335.83	133,583
Series 74	—	—	83,000.00	8,300,000
Series 75	—	—	85,100.00	8,510,000
Series 76	—	—	30,850.00	3,085,000
Series 77	76,950.00	7,695,000	—	—
Series 78	62,345.96	6,234,596	—	—
Series 79	71,456.60	7,145,660	—	—

Total	210,752.56	$21,075,256	738,758.37	$73,875,837

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 8 –	Members’ equity (continued)

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	73,601.30	$10,725,931	918,434.94	$126,197,094
Series 45	2,500.00	238,306	18,500.00	1,619,229
Series 46	—	—	28,057.64	2,537,895
Series 48	15,000.00	1,450,610	5,000.00	453,200
Series 49	—	—	5,000.00	472,959
Series 50	9,036.18	850,000	13,613.61	1,240,823
Series 51	—	—	3,232.00	300,000
Series 52	—	—	12,000.00	1,138,619
Series 53	2,500.00	244,577	16,000.00	1,525,865
Series 54	7,500.00	773,557	12,500.00	1,258,376
Series 56	—	—	10,000.00	1,076,095

Total	110,137.48	$14,282,981	1,042,338.19	$137,820,155

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 8 –	Members’ equity (continued)

At March 31, 2010 and December 31, 2009, members’ equity consisted of the following:

	March 31, 2010			December 31, 2009
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit
Non-managing members
Class A
Series 1	2,811,814.21	$409,766,112	$145.73	2,885,415.51	$415,172,330	$143.89
Series 45	50,322.13	4,796,820	95.32	52,822.13	4,971,425	94.12
Series 46	121,252.89	11,760,789	96.99	121,252.89	11,612,001	95.77
Series 47	72,250.00	6,863,925	95.00	72,250.00	6,777,089	93.80
Series 48	106,500.00	10,299,331	96.71	121,500.00	11,601,290	95.48
Series 49	140,800.00	13,489,169	95.80	140,800.00	13,318,515	94.59
Series 50	199,430.21	18,759,665	94.07	208,466.39	19,361,580	92.88
Series 51	123,068.00	11,569,748	94.01	123,068.00	11,423,377	92.82
Series 52	96,750.00	9,342,228	96.56	96,750.00	9,224,038	95.34
Series 53	71,050.00	6,950,879	97.83	73,550.00	7,104,425	96.59
Series 54	654,446.98	67,500,310	103.14	69,350.00	7,066,804	101.90
Series 55	—	—	—	22,500.00	2,379,248	105.74
Series 56	—	—	—	10,000.00	1,076,095	107.61
Series 57	—	—	—	25,000.00	2,715,361	108.61
Series 58	—	—	—	50,000.00	5,386,946	107.74
Series 59	—	—	—	15,000.00	1,618,719	107.91
Series 60	—	—	—	27,600.00	2,979,262	107.94
Series 61	—	—	—	11,312.98	1,212,471	107.18
Series 62	—	—	—	62,000.00	6,519,496	105.15
Series 63	—	—	—	66,712.98	7,009,995	105.08
Series 64	—	—	—	36,650.00	3,809,919	103.95
Series 65	—	—	—	54,137.27	5,558,740	102.68
Series 66	95,580.88	9,953,512	104.14	95,580.88	9,827,589	102.82
Series 67	1,367.32	142,389	104.14	1,367.32	140,588	102.82
Series 68	57,080.94	5,944,241	104.14	57,080.94	5,869,039	102.82
Series 69	20,861.87	2,172,494	104.14	20,861.87	2,145,009	102.82
Series 70	6,848.67	713,200	104.14	6,848.67	704,178	102.82
Series 71	1,403.93	146,201	104.14	1,403.93	144,351	102.82
Series 72	6,915.70	720,180	104.14	6,915.70	711,069	102.82
Series 73	1,335.83	139,110	104.14	1,335.83	137,350	102.82
Series 74	—	—	—	83,000.00	8,401,415	101.22
Series 75	—	—	—	85,100.00	8,628,531	101.39
Series 76	—	—	—	30,850.00	3,089,790	100.16
Series 77	76,950.00	7,788,668	101.22	—	—	—
Series 78	62,345.96	6,319,455	101.36	—	—	—
Series 79	71,456.60	7,227,094	101.14	—	—	—

Subtotal	4,849,832.12	612,365,520		4,736,483.29	597,698,035

Managing member		56,897			—

Total members’ equity		$612,422,417			$597,698,035

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 9 –	Financial highlights

Financial highlights for the Company for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	Class A	Class A
	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$143.89	$131.92
Income from operations:
Net trading gain/(loss)	2.36	1.32
Net investment income/(loss)(1)(2)	(0.52)	(0.46)

Total income/(loss) from operations	1.84	0.86

Net asset value, end of period	$145.73	$132.78

Ratios to average members’ equity(3)
Expenses	1.46%	1.47%
Incentive allocation	0.00%	0.00%

Total expenses and incentive allocation	1.46%	1.47%

Net investment income/(loss)(2)	(1.46)%	(1.41)%

Total return (prior to incentive allocation)(4)	1.28%	0.65%
Incentive allocation(4)	0.00%	0.00%

Total return(4)	1.28%	0.65%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 10 –	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the three months ended March 31, 2010 (the “Significant Investees”):

Balance Sheet

The balance sheets as of March 31, 2010 and December 31, 2009, are summarized as follows:

	March 31, 2010
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$445,820,851	$318,459,665	$134,471,409
Investments in affiliated Investees, at fair value	—	25,369,730	192,694,094
Cash and cash equivalents	24,058,342	18,378,271	1,783,152
Other assets	42,000,000	3,502,573	11,777,297

Total assets	$511,879,193	$365,710,239	$340,725,952

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,636,965	$16,400,000	$13,600,000
Loan payable	29,000,000	—	2,003,114
Accrued expenses and other liabilities	777,770	559,099	699,650

Total liabilities	50,414,735	16,959,099	16,302,764
Net assets	461,464,458	348,751,140	324,423,188

Total liabilities and net assets	$511,879,193	$365,710,239	$340,725,952

	December 31, 2009
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$422,198,049	$303,788,708	$106,086,018
Investments in affiliated Investees, at fair value	720,104	23,626,633	185,915,266
Cash and cash equivalents	18,030,775	25,410,020	8,723,057
Other assets	24,466,148	6,509,847	12,457,432

Total assets	$465,415,076	$359,335,208	$313,181,773

Liabilities and Net Assets
Liabilities
Redemptions payable	$57,864,926	$81,871,036	$16,609,782
Accrued expenses and other liabilities	821,909	1,999,092	526,277

Total liabilities	58,686,835	83,870,128	17,136,059
Net assets	406,728,241	275,465,080	296,045,714

Total liabilities and net assets	$465,415,076	$359,335,208	$313,181,773

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 10 –	Significant Investees (continued)

Statement of Operations

For the three months ended March 31, 2010 and March 31, 2009, the statements of operations are summarized as follows:

	March 31, 2010
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$(1,152,751)	$6,349,933	$175,745
Net change in unrealized gain/(loss) on Investees	5,743,732	9,334,956	3,916,891
Investment income	1,876	1,429	707
Expenses	(369,675)	(463,411)	(465,870)

Net income/(loss) from operations	$4,223,182	$15,222,907	$3,627,473

	March 31, 2009
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$(4,602,421)	$54,022,131	$5,573,847
Net change in unrealized gain/(loss) on Investees	11,944,579	(43,860,368)	(3,426,392)
Investment income	221,877	235,537	85,570
Expenses	(271,830)	(630,602)	(233,353)

Net income/(loss) from operations	$7,292,205	$9,766,698	$1,999,672

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 10 –	Significant Investees (continued)

Statement of Cash Flows

For the three months ended March 31, 2010 and March 31, 2009, the statements of cash flows are summarized as follows:

	March 31, 2010
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$4,223,182	$15,222,907	$3,627,473
Net change in investments in investees	(22,902,698)	(16,414,054)	(35,164,219)
Net change in operating assets and liabilities	(17,577,991)	1,567,281	853,508

Net cash provided by/(used in) operating activities	(36,257,507)	376,134	(30,683,238)

Cash flows from financing activities
Net subscriptions/(redemptions)	13,285,074	(7,407,883)	21,740,219
Net proceeds/(repayments) from loan	29,000,000	—	2,003,114

Net cash provided by/(used in) financing activities	42,285,074	(7,407,883)	23,743,333

Net change in cash and cash equivalents	6,027,567	(7,031,749)	(6,939,905)
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$24,058,342	$18,378,271	$1,783,152

	March 31, 2009
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$7,292,205	$9,766,698	$1,999,672
Net change in investments in investees	83,574,665	193,498,734	47,331,939
Net change in operating assets and liabilities	(1,013,392)	2,857,748	(7,208,636)

Net cash provided by/(used in) operating activities	89,853,478	206,123,180	42,122,975

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(66,145,535)	(74,935,161)	(41,651,095)
Net proceeds/(repayments) from loan	—	—	25,023,297

Net cash provided by/(used in) financing activities	(66,145,535)	(74,935,161)	(16,627,798)

Net change in cash and cash equivalents	23,707,943	131,188,019	25,495,177
Cash and cash equivalents at beginning of period	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of period	$110,506,201	$180,183,319	$70,624,207

(1)	During the period ended March 31, 2009, GFS had an in-kind redemption of $157,265,966.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2010

Note 11 –	Subsequent Events

On April 16, 2010, the Securities and Exchange Commission (“SEC”) brought an action under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS & Co. and one of its employees alleging that they made materially misleading statements and omissions in connection with a 2007 private placement of securities relating to a synthetic collateralized debt obligation sold to two institutional investors. GS & Co. and/or other affiliates of The Goldman Sachs Group, Inc. have received or may in the future receive notices and requests for information from various regulators, and have become or may in the future become involved in legal proceedings, based on allegations similar to those made by the SEC or other matters.

Neither Goldman Sachs Asset Management, L.P. or GS HFS (collectively “GSAM”) nor any GSAM-managed funds have been named in the complaint. Moreover, the SEC complaint does not seek any penalties against any employee who is or has been part of GSAM.

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

As of March 31, 2010, the Company had total assets of $629,434,038 compared with total assets of $621,906,334 as of December 31, 2009. Total liabilities of the Company were $17,011,621 as of March 31, 2010 compared with $24,208,299 as of December 31, 2009. Member’s equity of the Company was $612,422,417 as of March 31, 2010 compared with $597,698,035 as of December 31, 2009.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in four Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”), which employs investment strategies within one or more of the Investment Sectors. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS, and Goldman Sachs Global Relative Value, LLC (“GRV” and together with GFS Trust and the Investment Funds, the “Investees”), which is in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

The managing member of GFS created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “ — Liquidity and Capital Resources” for a further discussion of GFS Trust.

GRV ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisors. The Company is reinvesting the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “ — Liquidity and Capital Resources” and ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management.”

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

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

The following presents a summary of the operations for the three months ended March 31, 2010 and March 31, 2009 and a general discussion of the Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three Months Ended March 31, 2010

The Company’s net trading gain/(loss) for the three months ended March 31, 2010 was $10,147,025 compared to the Company’s net trading gain/(loss) for the three months ended March 31, 2009 of $6,140,299.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. The first quarter of 2010 generally saw a continuation of the upward trend in equities which typified the final three quarters of 2009. This came despite a bout of uncertainty during January and early February, sparked by a number of factors including concerns relating to monetary tightening (particularly in China), fears relating to possible sovereign debt defaults, and uncertainty regarding financial reform. In the United States, the S&P 500 Index finished with a gain of 4.9% (5.4% with dividends) despite a pullback of 8.2% between January 19 and February 8. Japanese equities outperformed during the quarter with the Topix rising 7.9%, while European markets experienced more muted gains as the MSCI Europe (local currency) rose 3.6%. Credit markets continued their consistent rebound from early 2009 lows, as inflows into the space supported further improvement. The S&P Leveraged Loan 100 Index rose 4.2% during the quarter while the Credit Suisse High Yield Index gained 4.5% in March, with March being the 13th consecutive month of positive performance for both indices. Rates markets traded actively during the first quarter, but without any sustained directional changes. In FX markets, “core” currencies such as the Euro and British Pound were notable underperformers (down 5.7% and 6.1% respectively against the US Dollar), while “periphery” emerging and developed currencies tended to be firmer, such as the Canadian Dollar which strengthened 3.6% against the US Dollar. In this environment, Advisors performed well in the aggregate, protecting capital through the sell off in the first part of the quarter before capturing some of the upside from more positive trends in late February and March.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of March 31, 2010, as well as each material Investee’s net return for the three months ended March 31, 2010.

	Portfolio Weight	Portfolio Weight	Three Months Ended
	as a % of	as a % of Adjusted	March 31, 2010
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)

GELS	39.96%	39.04%	0.88%
GFS	22.57%	22.05%	4.53%
GFS Trust	5.31%	5.19%	0.83%
GTT	26.79%	26.18%	1.14%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $14,420,221 at March 31, 2010.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2010, the Company’s Class A Series 1 units returned 1.28% net of fees and incentive allocation.

The Investees

The Investees’ performance during the three months ended March 31, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2010, GELS represented approximately 39% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2010. GELS returned 0.88% for Class C Series 1 units for the three months ended March 31, 2010.

GELS Advisors generated positive performance in the first quarter, benefitting from the strong performance in global equity markets during February and March. As was the case for much of 2009, performance continued to be largely dictated by the GELS Advisors’ levels of market exposure. In January, when equity markets declined globally, GELS Advisors with higher levels of net and long exposure concentrated in emerging markets, technology, media/telecom, and select financials and resources/energy positions experienced some of the largest declines. A minority of GELS Advisors experienced gains in January due to strong performance in the healthcare sector, specifically managed care companies, and the strong performance of their hedges and short positions. During February and March, GELS Advisors with higher gross and net exposure generally performed strongly. In February, North American markets led performance and top performing GELS Advisors benefited from relatively net long positioning and exposure to the consumer, technology, and media sectors, while many of the top performing GELS Advisors were also able to limit losses from short positions and hedges, which led to attractive long/short performance spreads during the month. Bottom performing GELS Advisors in February generally underperformed on the short side, where losses from short positions in consumer, financials, commodities/resources, small cap, and hedges offset long position gains. In March, GELS Advisors realized long position gains across a broad range of sectors including financials, consumer discretionary, industrials/materials, energy, technology, and healthcare. However, March differed from February in that it was challenging for a number of GELS Advisors as their short positions rose more than their long positions and often led to a negative performance spread. Bottom performing GELS Advisors had more neutrally positioned portfolios and experienced the largest losses from short positions and hedges in the more cyclical and levered sectors such as financials, industrials/materials, and consumer discretionary.

For the quarter, catalyst/activist focused GELS Advisors generated strong returns as markets continued to perform strongly. After modest losses in January, when broad based losses in equities offset gains in credit, the catalyst/activist focused GELS Advisors rebounded with positive performance in February and March. Key drivers of returns included long equity positions in the business services, internet, for-profit education, healthcare, and real estate sectors. Equity short positions and CDS positions held by catalyst/activist focused GELS Advisors detracted during the quarter.

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2010, GFS represented approximately 22% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2010. GFS returned 4.53% for Class C Series 1 units for the three months ended March 31, 2010.

GFS Advisors largely continued to produce positive returns over the course of the first quarter, despite some volatility driven by the push for financial reform in Washington and the deteriorating economic conditions in Europe, particularly relating to Greece. High-yield bonds and loans concluded the quarter with strong performance, both up 4.7%, supported by a slowly improving economy, mild inflation expectations and continued strong demand for credit. GFS Advisors benefitted from strength in the broader markets, but also generated returns driven by developments in specific situations. Most notably, the post reorganized equity in a large auto-parts producer continued to drive gains for many dedicated credit GFS Advisors during the quarter following the company’s well-received investor conference in January, when management reported improving company fundamentals.

For multi-strategy GFS Advisors, while credit continued to be a source of positive attribution, many also reported positive performance as activities in merger arbitrage and special situations equity investing proved accretive to returns. In merger arbitrage, the closing of a large US railroad operator merger transaction contributed to returns in the beginning of the quarter. Other merger arbitrage situations were less profitable. An investment in a fertilizer manufacturer and distributor that was the subject of a potential acquisition generated losses when the bid to acquire the company was dropped upon the target company’s self-directed acquisition of a rival fertilizer maker. Throughout the quarter, while portfolio hedges minimized return volatility relative to the broader credit and equity markets, they generally detracted from performance as markets moved higher.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of March 31, 2010, GFS Trust represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2010. GFS Trust returned 0.83% for GFS Trust interests for the three months ended March 31, 2010.

On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources”.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2010, GTT represented approximately 26% of the Company’s adjusted members’ equity, which excluded redemptions paid after March 31, 2010. GTT returned 1.14% for Class C Series 1 units for the three months ended March 31, 2010.

Tactical trading strategies experienced positive performance in the first quarter as both macro GTT Advisors and managed futures GTT Advisors were profitable. In the aggregate, macro GTT Advisors outperformed managed futures GTT Advisors as sharp intra-month reversals in January created a difficult trading environment for trend followers. Managed futures GTT Advisors rebounded from losses in January to generate profits in both February and March, ending the quarter in positive territory. Fixed income positioning was more mixed than it had been in 2009, but trading in the asset class resulted in gains in the first quarter across macro and commodity trading advisors (“CTA”) strategies as interest rates generally fell and yield curves steepened. Currency trading was also profitable, as a short position in the Euro was a prominent position across GTT Advisors that resulted in profits as the Euro fell more than 5% against the U.S. Dollar during the quarter. Equity positioning continues to be relatively light in macro strategies, but both CTA and macro GTT Advisors captured the upward trends in markets. Commodities trading was mixed but overall a detractor in the first quarter. CTAs lost money in commodities’ choppier markets in January and February, but were profitable in the aggregate in March as some CTAs were able to capture the strong downward trend in natural gas. Macro GTT Advisors had limited risk in commodities but some Macro GTT Advisors were hurt trading in gold, which moved sideways after 2009’s run-up.

Performance for the Three Months Ended March 31, 2009

The Company’s net trading gain/(loss) for the three months ended March 31, 2009 was $6,140,299 compared to the Company’s net trading gain/(loss) for the three months ended March 31, 2008 of $(7,642,197).

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

The Investees

Each of the Investees’ performance during the three months ended March 31, 2009 is described in the following.

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

GFS Advisors remained cautiously positioned during the first quarter of 2009. Advisors selectively added risk exposures given the high level of macro economic uncertainty. Credit continued to be a favored asset class in the first quarter of 2009 as GFS Advisors generally sought more attractive return/risk profile in credit relative to equity. GFS Advisors were increasingly focused on credit selection by differentiating between the high quality and low quality names given the current economic downdraft. Similarly, while risk arbitrage was a less prominent strategy given the general unavailability of credit, GFS Advisors have pointed to a few high quality transactions, which generated attractive returns. In addition, as policy responses around the world have become more influential in the markets, GFS Advisors have begun to incorporate more macro themes when identifying investment opportunities.

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2010 and March 31, 2009

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2010 was $2,407 compared to interest and dividend income for the three months ended March 31, 2009 of $80,359. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three months ended March 31, 2010 was $1,922,133 compared to the management fee for the three months ended March 31, 2009 of $1,941,772. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended March 31, 2010 compared to the same period in 2009.

Interest expense for the three months ended March 31, 2010 was $23,004 compared to interest expense for the three months ended March 31, 2009 of $20,000.

Professional fees for the three months ended March 31, 2010 were $233,163 compared to professional fees for the three months ended March 31, 2009 of $245,427. The decrease in professional fees for the period ended March 31, 2010 was primarily due to reduced costs related to the ongoing operations as a publicly registered company.

Miscellaneous expenses for the three months ended March 31, 2010 were $39,025 compared to miscellaneous expenses for the three months ended March 31, 2009 of $37,050.

Incentive Allocation

Incentive allocation for the three months ended March 31, 2010 was $56,897 compared to incentive allocation for the three months ended March 31, 2009 of $814. The increase in incentive allocation for the three months ended March 31, 2010 from the three months ended March 31, 2009 was due to an increase in net income from operations for the period.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first quarter of 2010. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of March 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2010, approximately 6% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

The managing member of GFS, GS HFS, created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of March 31, 2010 was an amount equal to approximately 5% of the Company’s members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at March 31, 2010.

The Company received subscriptions from new and existing investors of $21,075,256 during the three months ended March 31, 2010 and of $9,000,000 during the three months ended March 31, 2009.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the more recent periods investors’ interest has increased from earlier periods as investors have sought to increase overall portfolio exposure.

The Company paid out redemptions in the amount of $22,273,475 during the three months ended March 31, 2010 and $28,982,893 during the three months ended March 31, 2009. The Company had Redemptions payable in the amount of $14,420,221 at March 31, 2010 and $22,410,715 at December 31, 2009. The Company funded the redemptions made in January, April, July and October 2009 and in January 2010 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2010 had a material adverse effect on the value of the units or the performance of the Company. As further described below in this section, the Company entered into a Credit Facility on June 30, 2006, which was amended as described below. Although the Company may elect to borrow under its Credit Facility, including, without limitation, to fund redemptions, from time to time, in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company’s risk position to change as a result thereof.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Company amended certain terms of the Credit Facility on January 28, 2010 to, among other things, extend the maturity date to June 5, 2010. As of March 31, 2010, the Company had no outstanding borrowings under the Credit Facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $33,700,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.00%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 0.29% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund, except HFPO, has entered into a similar facility with a different counterparty. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of March 31, 2010, the Company had cash and cash equivalents on hand of $38,682,436. As of December 31, 2009, the Company had cash and cash equivalents on hand of $35,470,838. The change in cash and cash equivalents held by the Company at March 31, 2010 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of March 31, 2010 were $590,751,602 as compared to $586,435,496 as of December 31, 2009. The increase was primarily due to net trading gains partially offset by net redemptions made by the Company from the Investment Funds during the three months ended March 31, 2010.

Due to managing member represents the management fees due to the Managing Member. Due to managing member as of March 31, 2010 was $1,922,133 as compared to $1,288,968 as of December 31, 2009. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2010 and the fiscal year ended December 31, 2009, the fair value of the Company’s material investments in the Investees was determined by the following valuation techniques:

March 31, 2010

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	—%	41.43%
GFS	—%	23.40%
GFS Trust	—%	5.51%
GTT	0.78%	26.99%

Total	0.78%	97.33%

December 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.07%	40.09%
GFS	—%	21.59%
GFS Trust	—%	6.40%
GTT	0.57%	25.89%

Total	0.64%	93.97%

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

The valuation provisions of the Company’s limited liability company agreement and the limited liability company agreements of the Investment Funds were revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

During the periods contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”), the managing member of an Investee had adjusted the valuation provided by an Advisor in which an Investee had invested to reflect what the managing member believes to be the appropriate fair value of that investment. There has been no situation during the periods contained in this Form 10-Q where the impact of an adjustment to a valuation provided by an Advisor or independent investment manager at an Investee was material to the Company in which one of the Investees had invested was not complete or was inaccurate.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of March 31, 2010 and as of December 31, 2009, as indicated by the Fair Value/Value at Risk column, and the Net Trading Gain/(Loss) from January 1, 2010 to March 31, 2010 and from January 1, 2009 to December 31, 2009. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2010
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investees	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.96%		39.04%		$244,714,208	$2.2	(3)
GFS	22.57%		22.05%		138,222,519	5.7	(4)
GFS Trust	5.31%		5.19%		32,526,848	0.2	(5)
GTT	26.79%		26.18%		164,100,901	1.9	(7)
HFPO	1.28%		1.25%		7,822,077	(0.0)	(4)
GRV	0.55%		0.53%		3,365,049	0.1	(6)

Total	96.46	%(9)	94.24	%(8)	$590,751,602	$10.1

	Year Ended December 31, 2009 (Audited)
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.40%		37.98%		$235,518,832	$24.2	(3)
GFS	22.17%		21.36%		$132,477,127	$22.5	(4)
GFS Trust	6.28%		6.05%		$37,532,758	$2.2	(5)
GTT	25.97%		25.03%		$155,217,816	$8.1	(7)
HFPO	3.48%		3.36%		$20,801,289	$2.1	(4)
GRV	0.82%		0.79%		$4,887,674	$1.5	(6)

Total	98.12	%(9)	94.57	%(8)	$586,435,496	$60.6

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $14,420,221 at March 31, 2010 and Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors.

(6)	Redemptions can be made quarterly with 91 days’ notice, or at the sole discretion of the Managing Member. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $14,420,221 that was payable at March 31, 2010 and $22,410,715 that was payable at December 31, 2009.

(9)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2010, the Managing Member had full position level transparency for approximately 28% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund is a portfolio of approximately 10-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. However, as of April 1, 2008, GFS is no longer prohibited from allocating 25% or more of its assets to any single Advisor. The managing member of GFS, in its sole discretion, may determine from time to time the number of Advisors with which GFS invests based on factors such as the amount of GFS’s assets under management, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. The risks involved are described in the Company’s Form 10-K.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the Investees were 39% GELS, 22% GFS, 5% GFS Trust, 1% GRV, 26% GTT and 1% HFPO as of March 31, 2010 as a percentage of adjusted members’ equity, which excluded redemptions paid after March 31, 2010. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A. Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2010 to March 31, 2010, aggregate subscriptions totaled $21,075,256. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2010	Class A Series 77	76,950.00	11	$7,695,000
February 1, 2010	Class A Series 78	62,345.96	10	6,234,596
March 1, 2010	Class A Series 79	71,456.60	12	7,145,660

Total		210,752.56	33	$21,075,256

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $22,273,475 during the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

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

The foregoing list of factors is not exhaustive. Investors should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10-K. The Company or the Managing Member does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or the Company or on their behalf.

References to market or composite indices, benchmarks or other measures of relative market performance are provided for Investor’s information only. Reference to an index does not imply that the portfolio will achieve results similar (or dissimilar) to that index.

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

Date: May 17, 2010

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002