Form 10-Q
period 2010-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2010-08-16
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or
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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 5,040,618 Units of Limited Liability Company Interests outstanding as of August 16, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2010 and December 31, 2009

	(Unaudited)			(Audited)
	June 30, 2010			December 31, 2009
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Affiliated Investee(1)	value	equity(2)	equity(3)	value	equity(2)	equity(3)
Goldman Sachs Global Equity Long/Short, LLC	$240,899,779	39.78%	38.57%	$235,518,832	39.40%	37.98%
Goldman Sachs Global Fundamental Strategies, LLC	151,051,839	24.95%	24.19%	132,477,127	22.17%	21.36%
Goldman Sachs Global Fundamental Strategies Asset Trust	28,644,724	4.73%	4.59%	37,532,758	6.28%	6.05%
Goldman Sachs Global Relative Value, LLC	2,598,182	0.43%	0.41%	4,887,674	0.82%	0.79%
Goldman Sachs Global Tactical Trading, LLC	170,043,336	28.08%	27.23%	155,217,816	25.97%	25.03%
Goldman Sachs HFP Opportunistic Fund, LLC	787,989	0.13%	0.13%	20,801,289	3.48%	3.36%

Total investments (cost $561,471,944 and $526,489,487, respectively)	$594,025,849	98.10%	95.12%	$586,435,496	98.12%	94.57%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at June 30, 2010 and December 31, 2009.

June 30, 2010 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$53,687,292	8.87%	8.60%

December 31, 2009 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$58,480,624	9.78%	9.43%

(1)	Refer to Note 3 to the financial statements for liquidity provisions.

(2)	Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.”

(3)	Adjusted members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding redemptions payable in the amount of $18,974,200 at June 30, 2010 and redemptions payable in the amount of $22,410,715 at December 31, 2009.

(4)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $561,471,944 and $526,489,487, respectively)	$594,025,849	$586,435,496
Cash and cash equivalents	33,969,401	35,470,838

Total assets	$627,995,250	$621,906,334

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$18,974,200	$22,410,715
Due to Managing Member	2,607,347	1,288,968
Interest payable	27,419	13,556
Accrued expenses and other liabilities	863,304	495,060

Total liabilities	22,472,270	24,208,299
Members’ equity (units outstanding 5,002,175.19 and 4,736,483.29, respectively)	605,522,980	597,698,035

Total liabilities and members’ equity	$627,995,250	$621,906,334

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$572,969,075	$537,752,026
Accumulated net unrealized gain/(loss) on investments	32,553,905	59,946,009

Total members’ equity*	$605,522,980	$597,698,035

*	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2010 and June 30, 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income from trading:
Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	$8,882,664	$14,338,153	$22,716,576	$22,741,156
Net change in unrealized gain/(loss)	(23,705,217)	4,282,792	(27,392,104)	2,020,088

Net trading gain/(loss)	(14,822,553)	18,620,945	(4,675,528)	24,761,244
Interest and dividend income	5,864	53,909	8,271	134,268
Expenses:
Management fee	1,953,848	1,842,841	3,875,981	3,784,613
Professional fees	281,265	290,716	514,428	536,143
Interest expense	43,979	20,222	66,983	40,222
Other expenses	37,842	46,607	76,867	83,657

Total expenses	2,316,934	2,200,386	4,534,259	4,444,635

Net investment income/(loss)	(2,311,070)	(2,146,477)	(4,525,988)	(4,310,367)

Net income/(loss)	(17,133,623)	16,474,468	(9,201,516)	20,450,877
Less: Incentive allocation to the Managing Member	(55,284)	21,038	1,613	21,852

Net income/(loss) available for pro-rata allocation to members	$(17,078,339)	$16,453,430	$(9,203,129)	$20,429,025

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2010 (Unaudited)
and the year ended December 31, 2009 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2008	$—	5,040,063.11	$609,936,071	$609,936,071
Subscriptions	—	738,758.37	73,875,837	73,875,837
Redemptions	(137,681)	(1,042,338.19)	(137,820,155)	(137,957,836)
Share class conversion	—	—	—	—
Allocations of net income/(loss):
Incentive allocation	137,681	—	—	137,681
Pro-rata allocation	—	—	51,706,282	51,706,282

Member’s equity at December 31, 2009	—	4,736,483.29	597,698,035	597,698,035
Subscriptions	—	520,607.84	52,060,784	52,060,784
Redemptions	(1,613)	(267,649.69)	(35,032,710)	(35,034,323)
Share class conversion	—	12,733.75	—	—
Allocations of net income/(loss):
Incentive allocation	1,613	—	—	1,613
Pro-rata allocation	—	—	(9,203,129)	(9,203,129)

Member’s equity at June 30, 2010	$—	5,002,175.19	$605,522,980	$605,522,980

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the six months ended June 30, 2010 and June 30, 2009

	2010	2009

Cash flows from operating activities
Net income/(loss)	$(9,201,516)	$20,450,877
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in Investees	(117,000,000)	(12,600,000)
Proceeds from sales of investments in Investees	104,734,119	128,000,000
Net realized (gain)/loss from investments in Investees	(22,716,576)	(22,741,156)
Net change in unrealized (gain)/loss of investments in Investees	27,392,104	(2,020,088)
Increase/(decrease) in operating liabilities:
Due to Managing Member	1,318,379	(174,813)
Interest payable	13,863	(222)
Accrued expenses and other liabilities	368,244	192,939

Net cash from operating activities	(15,091,383)	111,107,537

Cash flows from financing activities
Subscriptions	52,060,784	19,091,298
Redemptions	(38,470,838)	(80,653,048)

Net cash from financing activities	13,589,946	(61,561,750)

Net change in cash and cash equivalents	(1,501,437)	49,545,787
Cash and cash equivalents at beginning of period	35,470,838	26,943,800

Cash and cash equivalents at end of period	$33,969,401	$76,489,587

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$53,120	$40,444

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Fundamental Strategies Asset Trust (Refer to Note 3)	$—	$47,730,311

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

Note 1 –	Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and, together with GRV, GFS Trust and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 2 –	Significant accounting policies (continued)

ASC 820 “Fair Value Measurements and Disclosure” establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Ownership in Investees

During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority-owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 2 –	Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the Investees at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$240,899,779	$458,898,279	52.50%	$478,898,279	50.30%
GFS	151,051,839	363,375,599	41.57%	379,892,315	39.76%
GFS Trust	28,644,724	101,937,090	28.10%	101,937,090	28.10%
GRV	2,598,182	9,890,916	26.27%	9,890,916	26.27%
GTT	170,043,336	344,879,344	49.31%	359,629,399	47.28%
HFPO	787,989	1,327,132	59.38%	1,327,132	59.38%

Total	$594,025,849

	December 31, 2009 (Audited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$235,518,832	$406,728,241	57.91%	$464,593,167	50.69%
GFS	132,477,127	275,465,080	48.09%	357,336,116	37.07%
GFS Trust	37,532,758	133,566,660	28.10%	133,566,660	28.10%
GRV	4,887,674	18,606,692	26.27%	18,606,692	26.27%
GTT	155,217,816	296,045,714	52.43%	312,655,496	49.64%
HFPO	20,801,289	35,033,537	59.38%	35,033,537	59.38%

Total	$586,435,496

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding redemptions payable at June 30, 2010 and December 31, 2009, respectively.

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
June 30, 2010

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
June 30, 2010

Note 3 –	Investments in affiliated Investees

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to the terms and conditions of the respective operating agreements. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual affiliated Investee. GS HFS is the managing member of each of the Investment Funds. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) on the redemption of investments in affiliated Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of their Advisor Funds and interests held by GFS Trust, GRV and HFPO. In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisor Funds’ portfolios and relies on NAV provided by the Advisors. Generally, the NAV provided by the Advisors is only audited on an annual basis and is not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with ASC 820, price transparency and valuation procedures in place, the ability to redeem at NAV at the measurement date, and existence of certain redemption restrictions at the measurement date. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$240,899,779	$—	$240,899,779
Event Driven	—	151,051,839	28,644,724	179,696,563
Tactical Trading	—	170,043,336	—	170,043,336
Multi-Strategy	—	—	787,989	787,989
Relative Value	—	—	2,598,182	2,598,182

Total	$—	$561,994,954	$32,030,895	$594,025,849

	December 31, 2009 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$235,518,832	$—	$235,518,832
Event Driven	—	132,477,127	37,532,758	170,009,885
Tactical Trading	—	155,217,816	—	155,217,816
Multi-Strategy	—	20,801,289	—	20,801,289
Relative Value	—	—	4,887,674	4,887,674

Total	$—	$544,015,064	$42,420,432	$586,435,496

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $33,943,787 and $35,440,838, which were classified as Level 1 assets as of June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the quarter ended June 30, 2010:

	Event Driven	Multi-Strategy	Relative Value	Total

Balance as at April 1, 2010	$32,526,848	$—	$3,365,049	$35,891,897
Net realized gain/(loss) from investments	(3,546)	—	1,803	(1,743)
Net change in unrealized gain/(loss) on investments still held at June 30, 2010	(787,535)	(6,060)	19,381	(774,214)
Purchase/(Sales)	(3,091,043)	—	(788,051)	(3,879,094)
Level 3 transfers in	—	794,049	—	794,049

Balance at June 30, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following is a reconciliation of Level 3 investments for the quarter ended June 30, 2009:

	Event Driven	Total

Balance as at April 1, 2009	$47,730,311	$47,730,311
Net realized gain/(loss) from investments	—	—
Net change in unrealized gain/(loss) on investments still held at June 30, 2009	786,891	786,891
Net purchase/(sales)	(1,988,764)	(1,988,764)
Net Level 3 transfers in/(out)	—	—

Balance at June 30, 2009	$46,528,438	$46,528,438

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following is a reconciliation of Level 3 investments for the six months ended June 30, 2010:

	Event Driven	Multi-Strategy	Relative Value	Total

Balance as at January 1, 2010	$37,532,758	$—	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	1,995	—	38,969	40,964
Net change in unrealized gain/(loss) on investments still held at June 30, 2010	(544,212)	(6,060)	91,906	(458,366)
Purchase/(sales)	(8,345,817)	—	(2,420,367)	(10,766,184)
Level 3 transfers in	—	794,049	—	794,049

Balance at June 30, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following is a reconciliation of Level 3 investments for the six months ended June 30, 2009:

	Event Driven	Total

Balance as at January 1, 2009	$—	$—
Net realized gain/(loss) from investments	—	—
Net change in unrealized gain/(loss) on investments still held at June 30, 2009	786,891	786,891
Purchase/(sales)	45,741,547	45,741,547
Level 3 transfers in/(out)	—	—

Balance at June 30, 2009	$46,528,438	$46,528,438

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following table summarizes the cost of the Company’s investments in the affiliated Investees at June 30, 2010 and December 31, 2009:

Investee	June 30, 2010	December 31, 2009

GELS	$234,551,503	$211,430,047
GFS	142,132,499	122,004,423
GFS Trust	25,852,013	32,545,763
GRV	2,635,137	5,165,590
GTT	155,591,665	136,619,878
HFPO	709,127	18,723,786

Total	$561,471,944	$526,489,487

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and six months ended June 30, 2010 and June 30, 2009:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2010	2009	2010	2009

GELS	(1)	$(12,814,428)	$8,654,522	$(10,619,052)	$11,048,055
GFS	(2)	(170,680)	6,088,767	5,574,712	7,775,848
GFS Trust	(3)	(791,081)	786,891	(542,217)	786,891
GRV	(4)	21,184	666,390	130,875	1,052,345
GTT	(5)	(1,057,565)	1,766,632	825,520	2,898,155
HFPO	(6)	(9,983)	657,743	(45,366)	1,199,950

Total		$(14,822,553)	$18,620,945	$(4,675,528)	$24,761,244

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of its managing member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of its managing member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(4)	Prior to July 1, 2009, redemptions were able to be made quarterly with 91 days’ notice, or at the sole discretion of GRV’s managing member. GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of its managing member.

(6)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

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

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. As of June 30, 2010, the fair value of the remaining investments held by GFS Trust was $28,664,724. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of June 30, 2010 was an amount equal to approximately 5% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at June 30, 2010.

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
June 30, 2010

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

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the six months ended June 30, 2010 and June 30, 2009. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor.

	June 30, 2010		June 30, 2009
	Management	Incentive	Management	Incentive
Investee	fees	allocation/fees	fees	allocation/fees

GELS	1.56%	19.27%	1.40%	17.13%
GFS	1.67%	18.73%	1.14%	12.74%
GFS Trust	1.60%	18.05%	1.53%	17.35%
GRV	1.06%	9.62%	1.16%	13.49%
GTT	1.41%	13.30%	1.62%	15.82%
HFPO	1.97%	19.73%	2.13%	21.26%

The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 4 –	Fees (continued)

The Company incurs an indirect monthly administration fee to SEI which ranges between 0.05% and 0.06% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances subject to a maximum of approximately 0.20% during the six months ended June 30, 2010 and the year ended December 31, 2009. The administration fee is charged at the Investee level and is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended June 30, 2010 and June 30, 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $79,066 and $68,740, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $156,417 and $140,832, respectively.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 5 –	Risk management (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 5 –	Risk management (continued)

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither GFS Trust nor GRV provide investors with a voluntary redemption right, and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees may have liquidity exposure related to the Advisors’ estimates of the recovery value of these claims against Lehman Brothers Holdings, Inc. and for certain of its subsidiaries and affiliates (“Lehman”), including cash claims involving amounts owed to the Advisors by Lehman and/or proprietary claims involving the recovery of Advisor Funds’ assets held by Lehman at the time of its insolvency. These estimates are based on information received from the majority, but not all, of the Advisor Funds, and the Company has no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates are accurate. There is significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered in respect of the Advisors’ claims against Lehman could be materially different than such estimates. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets.

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of June 30, 2010, approximately 1% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2010, approximately 5% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests should conditions warrant.

Note 6 –	Related parties

The due to Managing Member liability in the Balance Sheet represents management fees due to GS HFS at June 30, 2010 and December 31, 2009, respectively.

Included in the redemptions payable on the Balance Sheet at June 30, 2010 and December 31, 2009 were redemptions due to the Managing Member of $0 and $137,240, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 6 –	Related parties (continued)

For the period from January 1, 2010 to June 30, 2010, the Company earned dividends of $7,148 from investments in the Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the period from January 1, 2009 to June 30, 2009, the Company earned dividends of $134,268 from an investment in the Goldman Sachs Financial Square Prime Obligations Fund, a money market fund managed by Goldman Sachs Asset Management, L.P. At June 30, 2010 and December 31, 2009, the Company held investments in the Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund with the fair values of $33,943,787 and $35,440,838, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, may serve as one of several prime brokers for certain of the Advisor Funds. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisor Funds.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at June 30, 2010 and December 31, 2009. Employees of GS & Co. owned approximately 2% of the Company’s equity at June 30, 2010 and December 31, 2009.

Note 7 –	Borrowing facility

The following table summarizes the Company’s committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2009 and June 30, 2010:

Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee
June 1, 2010 through June 30, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2009 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The maturity date of the Credit Facility is September 1, 2010.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. As of June 30, 2010 and December 31, 2009, there were no borrowings outstanding. Interest related to borrowing and the commitment fees are included in interest expense in the Statement of Operations. Included in interest payable in the Balance Sheet are amounts owed for interest and commitment fees. The Company does not currently intend to renew or further extend the maturity date of the Credit Facility. The Company is currently exploring alternatives to replace the expiring Credit Facility with a new credit facility. Each Investment Fund has entered into a similar facility with a different counterparty.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 8 –	Members’ equity

At June 30, 2010 and December 31, 2009, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 units and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows:

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
	Units	Amount	Units	Amount
Share Class Conversion
Class A
Series 54	592,596.98	$60,385,988	—	$—
Series 55	(22,500.00)	(2,379,248)	—	—
Series 56	(10,000.00)	(1,076,095)	—	—
Series 57	(25,000.00)	(2,715,361)	—	—
Series 58	(50,000.00)	(5,386,946)	—	—
Series 59	(15,000.00)	(1,618,719)	—	—
Series 60	(27,600.00)	(2,979,262)	—	—
Series 61	(11,312.98)	(1,212,471)	—	—
Series 62	(62,000.00)	(6,519,496)	—	—
Series 63	(66,712.98)	(7,009,995)	—	—
Series 64	(36,650.00)	(3,809,919)	—	—
Series 65	(54,137.27)	(5,558,740)	—	—
Series 74	(83,000.00)	(8,401,415)	—	—
Series 75	(85,100.00)	(8,628,531)	—	—
Series 76	(30,850.00)	(3,089,790)	—	—

	12,733.75	$—	—	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 8 –	Members’ equity (continued)

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
	Units	Amount	Units	Amount
Subscriptions
Class A
Series 57	—	$—	25,000.00	$2,500,000
Series 58	—	—	50,000.00	5,000,000
Series 59	—	—	15,000.00	1,500,000
Series 60	—	—	27,600.00	2,760,000
Series 61	—	—	11,312.98	1,131,298
Series 62	—	—	62,000.00	6,200,000
Series 63	—	—	66,712.98	6,671,298
Series 64	—	—	36,650.00	3,665,000
Series 65	—	—	54,137.27	5,413,727
Series 66	—	—	95,580.88	9,558,088
Series 67	—	—	1,367.32	136,732
Series 68	—	—	57,080.94	5,708,094
Series 69	—	—	20,861.87	2,086,187
Series 70	—	—	6,848.67	684,867
Series 71	—	—	1,403.93	140,393
Series 72	—	—	6,915.70	691,570
Series 73	—	—	1,335.83	133,583
Series 74	—	—	83,000.00	8,300,000
Series 75	—	—	85,100.00	8,510,000
Series 76	—	—	30,850.00	3,085,000
Series 77	76,950.00	7,695,000	—	—
Series 78	62,345.96	6,234,596	—	—
Series 79	71,456.60	7,145,660	—	—
Series 80	56,950.00	5,695,000	—	—
Series 81	201,150.00	20,115,000	—	—
Series 82	12,294.48	1,229,448	—	—
Series 83	5,460.80	546,080	—	—
Series 84	34,000.00	3,400,000	—	—

Total	520,607.84	$52,060,784	738,758.37	$73,875,837

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 8 –	Members’ equity (continued)

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	194,130.93	$27,822,905	918,434.94	$126,197,094
Series 45	2,500.00	238,306	18,500.00	1,619,229
Series 46	—	—	28,057.64	2,537,895
Series 48	15,000.00	1,450,610	5,000.00	453,200
Series 49	—	—	5,000.00	472,959
Series 50	9,036.18	850,000	13,613.61	1,240,823
Series 51	6,768.00	619,320	3,232.00	300,000
Series 52	5,000.00	469,943	12,000.00	1,138,619
Series 53	5,500.00	530,254	16,000.00	1,525,865
Series 54	29,714.58	3,051,372	12,500.00	1,258,376
Series 56	—	—	10,000.00	1,076,095

Total	267,649.69	$35,032,710	1,042,338.19	$137,820,155

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 8 –	Members’ equity (continued)

At June 30, 2010 and December 31, 2009, members’ equity consisted of the following:

	June 30, 2010			December 31, 2009
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit
Non-managing members
Class A
Series 1	2,691,284.58	$381,755,276	$141.85	2,885,415.51	$415,172,330	$143.89
Series 45	50,322.13	4,669,059	92.78	52,822.13	4,971,425	94.12
Series 46	121,252.89	11,447,548	94.41	121,252.89	11,612,001	95.77
Series 47	72,250.00	6,681,109	92.47	72,250.00	6,777,089	93.80
Series 48	106,500.00	10,025,015	94.13	121,500.00	11,601,290	95.48
Series 49	140,800.00	13,129,893	93.25	140,800.00	13,318,515	94.59
Series 50	199,430.21	18,260,013	91.56	208,466.39	19,361,580	92.88
Series 51	116,300.00	10,642,275	91.51	123,068.00	11,423,377	92.82
Series 52	91,750.00	8,623,460	93.99	96,750.00	9,224,038	95.34
Series 53	68,050.00	6,480,071	95.23	73,550.00	7,104,425	96.59
Series 54	632,232.40	63,512,450	100.46	69,350.00	7,066,804	101.90
Series 55	—	—	—	22,500.00	2,379,248	105.74
Series 56	—	—	—	10,000.00	1,076,095	107.61
Series 57	—	—	—	25,000.00	2,715,361	108.61
Series 58	—	—	—	50,000.00	5,386,946	107.74
Series 59	—	—	—	15,000.00	1,618,719	107.91
Series 60	—	—	—	27,600.00	2,979,262	107.94
Series 61	—	—	—	11,312.98	1,212,471	107.18
Series 62	—	—	—	62,000.00	6,519,496	105.15
Series 63	—	—	—	66,712.98	7,009,995	105.08
Series 64	—	—	—	36,650.00	3,809,919	103.95
Series 65	—	—	—	54,137.27	5,558,740	102.68
Series 66	95,580.88	9,688,407	101.36	95,580.88	9,827,589	102.82
Series 67	1,367.32	138,597	101.36	1,367.32	140,588	102.82
Series 68	57,080.94	5,785,920	101.36	57,080.94	5,869,039	102.82
Series 69	20,861.87	2,114,631	101.36	20,861.87	2,145,009	102.82
Series 70	6,848.67	694,205	101.36	6,848.67	704,178	102.82
Series 71	1,403.93	142,307	101.36	1,403.93	144,351	102.82
Series 72	6,915.70	700,999	101.36	6,915.70	711,069	102.82
Series 73	1,335.83	135,405	101.36	1,335.83	137,350	102.82
Series 74	—	—	—	83,000.00	8,401,415	101.22
Series 75	—	—	—	85,100.00	8,628,531	101.39
Series 76	—	—	—	30,850.00	3,089,790	100.16
Series 77	76,950.00	7,586,021	98.58	—	—	—
Series 78	62,345.96	6,155,487	98.73	—	—	—
Series 79	71,456.60	7,038,777	98.50	—	—	—
Series 80	56,950.00	5,543,317	97.34	—	—	—
Series 81	201,150.00	19,480,561	96.85	—	—	—
Series 82	12,294.48	1,197,456	97.40	—	—	—
Series 83	5,460.80	531,870	97.40	—	—	—
Series 84	34,000.00	3,362,851	98.91	—	—	—

Subtotal	5,002,175.19	605,522,980		4,736,483.29	597,698,035

Managing member		—			—

Total members’ equity		$605,522,980			$597,698,035

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 9 –	Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$145.73	$132.78	$143.89	$131.92
Income from operations:
Net trading gain/(loss)	(3.35)	4.30	(0.99)	5.63
Net investment income/(loss)(1)(2)	(0.53)	(0.49)	(1.05)	(0.96)

Total income/(loss) from operations	(3.88)	3.81	(2.04)	4.67

Net asset value, end of period	$141.85	$136.59	$141.85	$136.59

Ratios to average members’ equity(3)
Expenses	1.49%	1.50%	1.48%	1.48%
Incentive allocation	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.49%	1.50%	1.48%	1.48%

Net investment income/(loss)(2)	(1.48)%	(1.46)%	(1.47)%	(1.44)%

Total return (prior to incentive allocation)(4)	(2.66)%	2.87%	(1.42)%	3.53%
Incentive allocation(4)	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return(4)	(2.66)%	2.87%	(1.42)%	3.53%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios to average members’ equity have been annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. Total return has not been annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 10 –	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the six months ended June 30, 2010 (the “Significant Investees”):

Balance Sheet

The balance sheets as of June 30, 2010 and December 31, 2009, are summarized as follows:

	June 30, 2010
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$449,290,358	$336,210,443	$160,694,278
Investments in affiliated Investees, at fair value	5,014,381	25,838,085	189,829,648
Cash and cash equivalents	14,936,007	18,344,776	758,452
Other assets	10,495,222	93,857	9,527,297

Total assets	$479,735,968	$380,487,161	$360,809,675

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,000,000	$16,516,716	$14,750,055
Loan payable	—	—	500,000
Accrued expenses and other liabilities	837,689	594,846	680,276

Total liabilities	20,837,689	17,111,562	15,930,331
Net assets	458,898,279	363,375,599	344,879,344

Total liabilities and net assets	$479,735,968	$380,487,161	$360,809,675

	December 31, 2009
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$422,198,049	$303,788,708	$106,086,018
Investments in affiliated Investees, at fair value	720,104	23,626,633	185,915,266
Cash and cash equivalents	18,030,775	25,410,020	8,723,057
Other assets	24,466,148	6,509,847	12,457,432

Total assets	$465,415,076	$359,335,208	$313,181,773

Liabilities and Net Assets
Liabilities
Redemptions payable	$57,864,926	$81,871,036	$16,609,782
Accrued expenses and other liabilities	821,909	1,999,092	526,277

Total liabilities	58,686,835	83,870,128	17,136,059
Net assets	406,728,241	275,465,080	296,045,714

Total liabilities and net assets	$465,415,076	$359,335,208	$313,181,773

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 10 –	Significant Investees (continued)

Statement of Operations

For the quarter ended June 30, 2010 and June 30, 2009, the statements of operations are summarized as follows:

	June 30, 2010
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	2,749,161	4,215,578	3,331,176
Net change in unrealized gain/(loss) on Investees	(28,041,621)	(4,400,291)	(5,334,588)
Investment income	1,698	2,033	1,028
Expenses	(308,255)	(418,026)	(416,159)

Net income/(loss) from operations	$(25,599,017)	$(600,706)	$(2,418,543)

	June 30, 2009
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	(2,510,483)	2,285,798	7,541,089
Net change in unrealized gain/(loss) on Investees	27,328,976	17,461,014	(3,317,662)
Investment income	61,427	175,264	63,286
Expenses	(653,689)	(411,344)	(361,338)

Net income/(loss) from operations	$24,226,231	$19,510,732	$3,925,375

For the six months ended June 30, 2010 and June 30, 2009, the statements of operations are summarized as follows:

	June 30, 2010
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$1,596,410	$10,565,511	$3,506,921
Net change in unrealized gain/(loss) on Investees	(22,297,889)	4,934,665	(1,417,697)
Investment income	3,574	3,462	1,735
Expenses	(677,930)	(881,437)	(882,029)

Net income/(loss) from operations	$(21,375,835)	$14,622,201	$1,208,930

	June 30, 2009
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$(7,112,904)	$56,307,929	$13,114,936
Net change in unrealized gain/(loss) on Investees	39,273,555	(26,399,354)	(6,744,054)
Investment income	283,304	410,801	148,856
Expenses	(925,519)	(1,041,946)	(594,691)

Net income/(loss) from operations	$31,518,436	$29,277,430	$5,925,047

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2010

Note 10 –	Significant Investees (continued)

Statement of Cash Flows

For the six months ended June 30, 2010 and June 30, 2009, the statements of cash flows are summarized as follows:

	June 30, 2010
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$(21,375,835)	$14,622,201	$1,208,930
Net change in investments in investees	(31,386,586)	(34,633,187)	(58,522,642)
Net change in operating assets and liabilities	13,986,706	5,011,744	3,084,134

Net cash provided by/(used in) operating activities	(38,775,715)	(14,999,242)	(54,229,578)

Cash flows from financing activities
Net subscriptions/(redemptions)	35,680,947	7,933,998	45,764,973
Net proceeds/(repayments) from loan	—	—	500,000

Net cash provided by/(used in) financing activities	35,680,947	7,933,998	46,264,973

Net change in cash and cash equivalents	(3,094,768)	(7,065,244)	(7,964,605)
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$14,936,007	$18,344,776	$758,452

	June 30, 2009
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$31,518,436	$29,277,430	$5,925,047
Net change in investments in investees(1)	87,024,517	248,236,734	68,925,696
Net change in operating assets and liabilities	(15,170,771)	34,482,827	(4,801,642)

Net cash provided by/(used in) operating activities	103,372,182	311,996,991	70,049,101

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(142,220,981)	(203,247,515)	(43,463,603)
Net proceeds/(repayments) from loan	—	—	—

Net cash provided by/(used in) financing activities	(142,220,981)	(203,247,515)	(43,463,603)

Net change in cash and cash equivalents	(38,848,799)	108,749,476	26,585,498
Cash and cash equivalents at beginning of period	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of period	$47,949,459	$157,744,776	$71,714,528

(1)	During the period ended June 30, 2009, GTT had an in-kind subscription of $71,930,617 and GFS had an in-kind redemption of $157,265,966.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2010, the Company had total assets of $627,995,250 compared with total assets of $621,906,334 as of December 31, 2009. Total liabilities of the Company were $22,472,270 as of June 30, 2010 compared with $24,208,299 as of December 31, 2009. Member’s equity of the Company was $605,522,980 as of June 30, 2010 compared with $597,698,035 as of December 31, 2009.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS; Goldman Sachs Global Relative Value, LLC (“GRV”), which are both in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with GFS Trust and the Investment Funds, the “Investees”), which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009

The following presents a summary of the operations for the three months ended June 30, 2010 and June 30, 2009 and a general discussion of the Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Six Months Ended June 30, 2010

The Company’s net trading gain/(loss) for the three and six months ended June 30, 2010 was $(14,822,553) and $(4,675,528), respectively, compared to the Company’s net trading gain/(loss) for the three and six months ended June 30, 2009 of $18,620,945 and $24,761,244, respectively.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. After four consecutive quarters of equity market gains, financial markets declined due to concerns of sovereign solvency and slowing economic growth in the second quarter of 2010. The MSCI World Index, an index designed to measure the equity performance of developed markets, lost 12.5% — the most since the fourth quarter of 2008. The S&P 500, having reached its highest level in the early weeks in April 2010, shed 11.9% of its value by the end of the quarter, dragged down by a 17.0% decline in financial sector equities. Following a positive first quarter, the S&P 500 declined 7.6% for the first half of 2010. Implied volatility, as measured by the CBOE Volatility Index (the “VIX”), nearly doubled over the second quarter, rising from 17.6 to 34.5 having begun 2010 at 21.7. During the second quarter the VIX peaked at 45.8 — the highest it has been since the inception of the index in 1990, excluding the weeks surrounding the Lehman bankruptcy in 2008.

Credit markets were also impacted, with investment grade spreads on credit default swaps (“CDS”) widening from 88bps to 123bps, high yield CDS spreads widening from 553bps to 652bps and emerging market CDS spreads widening from 231bps to 272bps. The biggest movers, however, were European sovereigns, with Spain’s CDS spreads climbing from 105bps to 241bps, Portugal’s from 132bps to 285bps, and Greece’s soaring from 322bps to 862bps. Despite the widening of CDS spreads, the Barclays Global Corporate Investment Grade and Credit Suisse High Yield indices actually ended higher, up 1.9% and 0.2% respectively, aided by the flattening of risk-free yield curves. Leveraged loans, as measured by the S&P Leveraged Loan 100 index, ended down 2.6%, but remained in positive territory on a year-to-date basis, up 1.5%. Disinflationary expectations and the flight to quality pushed the yield on the U.S. 10-year Treasury note down from 3.87% to 2.93% and the 2-year U.S. Treasury Note down from 1.06% to 0.60%. Short-term rates also stayed anchored with the expectation that the Federal Reserve Board of Governors (the “Federal Reserve”) would not increase interest rates in the foreseeable future.

As demand for U.S. government debt increased amid market volatility, so did the value of the U.S. Dollar in the second quarter of 2010. During this period, the U.S. Dollar gained 5.1% on a trade-weighted basis and 9.4% against the Euro, following a 5.7% gain against the Euro in the first quarter of 2010. The ultimate beneficiary of the flight to quality, however, was gold, with the precious metal rising 11.6% to $1242 per ounce in the second quarter of 2010. However, with continuing concerns over world economic growth generally and slowing economic growth rates in China in particular, commodities generally declined. The S&P GSCI Total Return Index, an index designed to provide a benchmark for investment performance in the commodity markets, ended 10.4% lower, which, after a relatively flat first quarter, ended the first half of the year with a decrease in value of 11.2%. Copper prices fell by 18.3% and Brent Crude oil declined 9.1%, ending the quarter at $74 per barrel.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of June 30, 2010, as well as each material Investee’s net return for the three and six months ended June 30, 2010.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	as a % of Adjusted	June 30, 2010	June 30, 2010
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	39.78%	38.57%	(5.10)%	(4.27)%
GFS	24.95%	24.19%	(0.05)%	4.47%
GFS Trust	4.73%	4.59%	(2.68)%	(1.86)%
GTT	28.08%	27.23%	(0.57)%	(0.56)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $18,974,200 at June 30, 2010.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2010, the Company’s Class A Series 1 units returned (2.66)% and (1.42)% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and six months ended June 30, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2010, GELS represented approximately 39% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2010. GELS returned (5.10)% and (4.27)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

For the Three Months Ended June 30, 2010

GELS Advisors experienced negative performance during the second quarter of 2010, with negative performance in each month of the quarter.

In April, GELS Advisors realized slightly negative performance as the mixed performance of equity markets globally created a challenging investing environment. GELS Advisors were able to benefit from strong stock selection during the earnings season, generating gains from long exposure in a number of sectors including the consumer, industrials, energy, financials, and technology sectors. However, net long positioning in the healthcare and materials sectors broadly generated losses, while short positions also proved costly, particularly those in higher beta/more cyclical sectors.

Equity markets began their declines in late April and continued through May and June, when equity markets realized steep declines as macro concerns across the globe led to a sell-off in risky assets. During May and June, GELS Advisors’ losses largely resulted from long positions, with the greatest losses coming from higher beta names in sectors such as resources, industrials, materials, technology, financials, and consumer discretionary. Short positions and hedges were broadly the only source of gains and partially offset unrealized losses on long positions. Given the increase in correlations during the sell-off and the strong directional movements of equity markets, GELS Advisors’ performance during May and June was significantly dictated by their levels of net exposure (particularly on a beta-adjusted basis); as a result, GELS Advisors who had more neutrally positioned portfolios and lower levels exposure were able to mitigate losses, while GELS Advisors focused on short-term trading were able to trade around the volatility in June and were also able to outperform peers.

During May and June, GELS Advisors meaningfully reduced gross and net exposure, position sizes, and sector skews to help limit portfolio losses in response to the continued persistence of weaker macroeconomic data and elevated volatility. GELS Advisors have been focusing their portfolios in high conviction companies with stable, visible earnings outlooks, while also looking to identify appropriate hedges. Additionally, GELS Advisors continue to maintain liquid portfolios so they can actively manage exposure as new macroeconomic data emerges and market sentiment changes.

For the Six Months Ended June 30, 2010

GELS Advisors finished the first six months of 2010 with negative performance as gains generated during the first quarter were erased by losses in May and June.

GELS Advisors had positive performance in the first quarter of 2010 as losses in January were offset by positive performance in February and March. In January, equity markets declined globally and GELS Advisors with higher levels of net and long exposure concentrated in emerging markets, technology, media/telecom, and select financials and resources/energy positions experienced some of the largest declines. Conversely, during February and March, global equity markets appreciated, which guided GELS Advisors towards positive performance. In particular, GELS Advisors benefited from relatively net long positions and long exposure to a broad range of sectors including financials, consumer discretionary, industrials/materials, energy, technology, and healthcare. Bottom performing GELS Advisors in February and March generally were more neutrally positioned and the largest losses were from short positions and hedges in the more cyclical and levered sectors such as financials, industrials/materials, and consumer discretionary.

The strong positive trend of equity markets in February and March weakened in April and reversed in May and June as equity markets globally experienced steep declines due to macroeconomic concerns across the globe. GELS Advisors realized slight negative performance in April as gains from long positions in a number of sectors including consumer, industrials, energy, financials, and technology were offset by losses from long positions in the healthcare and materials sectors, while short positions also proved costly, particularly those in higher beta and more cyclical sectors. During May and June, GELS Advisors’ losses resulted largely from long positions, with the greatest losses coming from higher beta names in sectors such as resources, industrials, materials, technology, financials, and consumer discretionary. Short positions and hedges were broadly the only source of gains and partially offset long book losses.

At the start of 2010 GELS Advisors were managing their portfolios with more normalized levels of exposure as they were generally constructive on the fundamentals of equities and the positive trends of macroeconomic data. However, during May and June GELS Advisors meaningfully reduced gross and net exposure, position sizes, and sector skews to help limit portfolio losses in response to the continued persistence of weaker macro data and elevated volatility.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2010, GFS represented approximately 24% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2010. GFS returned (0.05)% and 4.47%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

For the Three Months Ended June 30, 2010

Event driven strategies produced negative returns over the course of the second quarter of 2010 as market volatility contributed to broad-based losses across special situation equity exposure and mixed performance across credit positions.

A combination of concerns regarding the European sovereign debt crisis, the impact of U.S. financial regulatory reform, and diminishing confidence in the global economic recovery created sufficient market uncertainty to result in a relatively wide dispersion of performance of GFS Advisors. Portfolio positioning and exposure management had a meaningful impact on performance in the face of heightened volatility in both the equity and credit markets. However, GFS Advisors generally fared well compared to the broader markets as GFS Advisors actively reduced gross and net exposures, portfolio hedges and single name short positions performed well and certain long positions benefitted from company specific events.

GFS Advisors with significant credit exposure generally entered the second quarter with fairly balanced portfolios reflecting their cautious macroeconomic outlook. With increasing market uncertainty, GFS Advisors generally decreased risk from their portfolios further by raising cash or taking advantage of the volatility by selectively adding to high conviction positions. In general, GFS Advisors with greater exposure to distressed credit and post reorganized equity experienced greater drawdowns, particularly in May and early June, as these positions underperformed the broader credit markets. Throughout the second quarter, many GFS Advisors maintained a relatively large short book consisting of European sovereign and corporate CDS, as well as hedges on equity indices and long volatility exposure, which mitigated losses on the long side. Multi-strategy GFS Advisors generally reported negative returns over the second quarter as special situation equity exposure contributed disproportionately to the downside. Those multi-strategy Advisors that maintained fairly balanced portfolios were able to generate positive performance as the hedges worked well throughout the second quarter.

For the Six Months Ended June 30, 2010

GFS Advisors produced positive returns over the course of the first half of 2010, as strong performance over the first quarter was only partially offset by negative performance in the second quarter.

GFS Advisors produced positive returns over the course of the first quarter, despite some volatility driven by the push for U.S. financial regulatory reform and deteriorating economic conditions in Europe. GFS Advisors benefitted not only from strength in the broader markets, but also from returns driven by developments in company specific, event-driven situations. For multi-strategy GFS Advisors, while credit continued to be a source of positive attribution, activities in merger arbitrage and special situation equity investing also positively contributed to return. Throughout the first quarter, while portfolio hedges minimized return volatility relative to the broader credit and equity markets, they generally detracted from performance as markets moved higher.

The second quarter of 2010 initially began continuing positive performance of the first quarter, driven by credit investments benefitting from a strong technical backdrop as well as several positive company-specific developments. However, as global market conditions continued to deteriorate, the positive backdrop for GFS Advisors began to reverse in May, causing several GFS Advisors to report negative performance during May and June. Additionally, multi-strategy GFS Advisors had been slowly deploying capital away from high yield credit names and toward special situations equities throughout the first six months of 2010. As such, multi-strategy GFS Advisors generally reported negative returns over the second quarter, given the volatility and underperformance of equity markets. However, some multi-strategy GFS Advisors generated small gains as they positioned their portfolios with various hedges that contributed meaningfully to positive attribution throughout the quarter.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of June 30, 2010, GFS Trust represented approximately 5% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2010. GFS Trust returned (2.68)% and (1.86)%, respectively, for GFS Trust interests for the three and six months ended June 30, 2010.

On March 31, 2009, GFS transferred to GFS Trust its interests in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources”.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2010, GTT represented approximately 27% of the Company’s adjusted members’ equity, which excluded redemptions paid after June 30, 2010. GTT returned (0.57)% and (0.56)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

For the Three Months Ended June 30, 2010

Tactical trading strategies experienced negative performance in the second quarter of 2010 as managed futures focused GTT Advisors experienced losses and macro focused GTT Advisors experienced flat performance. The second quarter started off positively with both macro focused GTT Advisors and managed futures focused GTT Advisors generating gains in April. May’s volatility proved to be more challenging, however, especially for some macro focused GTT Advisors. Fixed income positioning was relatively mixed coming into the second quarter, but trading in the asset class netted to gains over the second quarter across macro focused and managed futures focused GTT Advisors as yields generally fell. Currency trading generated mixed results. Short positions with respect to the Euro were high conviction positions across tactical trading strategies that resulted in profits as the Euro fell more than 9% against the U.S. Dollar during the second quarter, but long positions in commodity-related and emerging market currencies detracted from gains. Equity positioning continued to be relatively light in macro focused GTT Advisors, but both managed futures and macro focused GTT Advisors experienced losses as markets moved lower in a choppy fashion. Commodities trading was mixed but overall detracted from performance in the second quarter. Macro focused GTT Advisors benefitted from gold’s move higher over the second quarter, while managed futures focused GTT Advisors generally experienced losses in commodities, notably in the energy complex.

For the Six Months Ended June 30, 2010

Tactical trading strategies experienced relatively flat performance in the first six months of 2010 as losses experienced by managed futures GTT Advisors offset positive returns generated by macro GTT Advisors.

GTT Advisors focused on macro trading generated positive returns from currency trading in the first six months of 2010, as short positions with respect to the Euro continued to be prominent positions that contributed to performance as the Euro fell nearly 15% against the U.S. Dollar over the period. Trading in fixed income also contributed to macro focused GTT Advisors’ performance as yields generally moved lower during the period, although positioning continued to be more mixed than it had been in 2009. Trading in other asset classes generated more muted results for macro focused GTT Advisors. Trading in equities detracted overall from results, as macro focused GTT Advisors found the choppy market to be a difficult trading environment. In commodities, macro focused GTT Advisors with long gold positions benefitted from moves higher during the first half of 2010, while long positions in base metals detracted early in 2010 and trading in energy commodities proved more difficult throughout the period.

During the first half of 2010, managed futures focused GTT Advisors’ losses were driven by trading in commodities and equities. Managed futures focused GTT Advisors found trading in energy-related commodities particularly challenging. Equity trading contributed to performance during the first quarter, but resulted in losses in the second quarter as markets moved lower in a choppy fashion, which created a challenging environment for trend following GTT Advisors. Currency trading resulted in mixed performance for GTT Advisors focused on managed futures, although short Euro positions contributed to performance. Fixed income trading generated the strongest positive returns for managed futures focused GTT Advisors, with long positions profiting as rates across the yield curve continued to sink to historic lows.

Performance for the Three and Six Months Ended June 30, 2009

The Company’s net trading gain/(loss) for the three and six months ended June 30, 2009 was $18,620,945 and $24,761,244, respectively, compared to the Company’s net trading gain/(loss) for the three and six months ended June 30, 2008 of $22,542,434 and $14,900,237, respectively.

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

	Portfolio Weight	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	as a % of Adjusted	June 30, 2009	June 30, 2009
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	30.47%	29.00%	5.25%	6.72%
GFS	23.59%	22.45%	4.75%	5.65%
GFS Trust	8.18%	7.78%	1.72%	1.72% (4)
GRV	5.29%	5.04%	2.26%	3.07%
GTT	21.10%	20.08%	1.49%	2.54%
HFPO	3.50%	3.33%	3.42%	6.48%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $28,854,943 at June 30, 2009.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT, Class A Series 1 units for HFPO and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

(4)	GFS Trust commenced operations on March 31, 2009.

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

Trend-followers’ returns were fairly muted during January and February, but trend reversals in March led to losses for the first quarter of 2009. Within macro strategies, currency trading returns were mixed. Developed currency trading in the U.S. Dollar and the Euro was profitable early in the first quarter of 2009 but proved more challenging for some GTT Advisors in March, particularly around the mid-month announcement from the Federal Reserve on quantitative easing. Macro commodity trading produced similar results, with some GTT Advisors giving back gains in March. Fixed income trading generated positive returns overall, while performance in equities was more muted.

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

Comparison of Selected Financial Information for the Three and Six Months ended June 30, 2010 and June 30, 2009

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2010 was $5,864 and $8,271, respectively, compared to interest and dividend income for the three and six months ended June 30, 2009 of $53,909 and $134,268. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and six months ended June 30, 2010 was $1,953,848 and $3,875,981, respectively, compared to the management fee for the three and six months ended June 30, 2009 of $1,842,841 and $3,784,613, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended June 30, 2010 compared to the same period in 2009.

Interest expense for the three and six months ended June 30, 2010 was $43,979 and $66,983, respectively, compared to interest expense for the three and six months ended June 30, 2009 of $20,222 and $40,222, respectively.

Professional fees for the three and six months ended June 30, 2010 were $281,265 and $514,428, respectively, compared to professional fees for the three and six months ended June 30, 2009 of $290,716 and $536,143, respectively. The decrease in professional fees for the period ended June 30, 2010 was primarily due to reduced costs related to the ongoing operations as a publicly registered company.

Other expenses for the three and six months ended June 30, 2010 were $37,842 and $76,867, respectively, compared to other expenses for the three and six months ended June 30, 2009 of $46,607 and $83,657.

Incentive Allocation

Incentive allocation for the three and six months ended June 30, 2010 was $(55,284) and $1,613, respectively, compared to incentive allocation for the three and six months ended June 30, 2009 of $21,038 and $21,852. The decrease in incentive allocation for the three and six months ended June 30, 2010 from the three and six months ended June 30, 2009 was due to an decrease in net income from operations for the period.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first half of 2010. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of June 30, 2010, approximately 1% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2010, approximately 5% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

The managing member of GFS, GS HFS, created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. As of June 30, 2010, the fair value of the remaining investments held by GFS Trust was $28,644,724. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of June 30, 2010 was an amount equal to approximately 5% of the Company’s members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at June 30, 2010.

The Company received subscriptions from new and existing investors of $30,985,528 and $52,060,784, respectively during the three and six months ended June 30, 2010 and of $10,091,298 and $19,091,298, respectively, during the three and six months ended June 30, 2009.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the more recent periods investors’ interest has increased from earlier periods as investors have sought to increase overall portfolio exposure.

The Company paid out redemptions in the amount of $16,197,363 and $38,470,838, respectively, during the three and six months ended June 30, 2010 and $51,670,155 and $80,653,048, respectively, during the three and six months ended June 30, 2009. The Company had redemptions payable in the amount of $18,974,200 at June 30, 2010 and $22,410,715 at December 31, 2009. The Company funded the redemptions made in January, April, July and October 2009 and in January and April 2010 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in July 2010 had a material adverse effect on the value of the units or the performance of the Company.

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

On June 30, 2006, the Company entered into a committed credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Company amended certain terms of the Credit Facility on January 28, 2010 and June 1, 2010 to, among other things, extend the maturity date to September 1, 2010. As of June 30, 2010, the Company had no outstanding borrowings under the Credit Facility. The Company does not currently intend to renew or further extend the maturity date of the Credit Facility and is currently exploring alternatives to replace the expiring Credit Facility with a new credit facility. Pursuant to the Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $33,700,000 which amount may be subsequently increased to $100,000,000 subject to the approval of the Facility Counterparty, and (ii) 14.25% of the Company’s NAV from time to time. If borrowings by the Company exceed 14.25% of its NAV at any time, then the Company is required to make mandatory prepayments to the extent necessary so that borrowings (subject to adjustments for pending redemptions by the Company) do not exceed 12.5% of the Company’s NAV, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to prepay all borrowings if, after a five business day remediation period, the Facility Counterparty notifies the Company that its investments in funds continue to not meet certain liquidity and diversification criteria set forth in the Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days’ notice, the overnight London Interbank Offered Rate (“LIBOR”), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 1.50%. The Company also pays a monthly commitment fee to the Facility Counterparty at the rate of 1% per annum of the average daily aggregate unused portion of the commitment. If the Company terminates the Credit Facility prior to the stated final maturity, it has agreed to pay a fee (except in certain circumstances where no such fee will be payable) equal to the product of 0.25% per annum times the commitment in effect immediately prior to such optional termination times “M”; where “M” equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. The obligation of the Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company’s NAV and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company’s investors if advances would exceed the permitted borrowing amount or there is an event of default regarding non-payment of advances, failure to comply with investment guidelines, failure to provide access to financial records, insolvency events or change of control events, and enter into material amendments of the Company’s organizational documents or investment management or fund administration agreements. The Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due, incorrectness of representations and warranties, non-compliance with the Credit Facility and note, breach of material agreements, insolvency events, judgments or orders to pay money, a “material adverse effect” as defined in the Credit Facility, change in the control of the Managing Member, or its removal or resignation, violation of law or suspension of licenses held by the Company or the Managing Member and suspension in the redemption of the units. In addition, the Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. The Managing Member does not expect that any of these investment guidelines, including, but not limited to, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member’s investment strategy for the Company. Each Investment Fund has entered into a similar facility with a different counterparty. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of June 30, 2010, the Company had cash and cash equivalents on hand of $33,969,401. As of December 31, 2009, the Company had cash and cash equivalents on hand of $35,470,838. The change in cash and cash equivalents held by the Company at June 30, 2010 was attributed to actions taken by the Company to anticipate future liquidity requirements.

Investments as of June 30, 2010 were $594,025,849 as compared to $586,435,496 as of December 31, 2009. The increase was primarily due to net subscriptions made by the Company to the Investment Funds, partially offset by net trading losses during the six months ended June 30, 2010.

Due to Managing Member represents the management fees due to the Managing Member. Due to Managing Member as of June 30, 2010 was $2,607,347 as compared to $1,288,968 as of December 31, 2009. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in due to Managing Member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

For the six months ended June 30, 2010 and the fiscal year ended December 31, 2009, the fair value of the Company’s pro-rata share of material investments in the Investees was determined by the following valuation techniques:

June 30, 2010

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.45%	40.11%
GFS	—%	25.43%
GFS Trust	—%	4.82%
GTT	0.85%	27.78%

Total	1.30%	98.14%

December 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.07%	40.09%
GFS	—%	21.59%
GFS Trust	—%	6.40%
GTT	0.57%	25.89%

Total	0.64%	93.97%

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of June 30, 2010 and as of December 31, 2009, as indicated by the Fair Value/Value at Risk column, and the Net Trading Gain/(Loss) from January 1, 2010 to June 30, 2010 and from January 1, 2009 to December 31, 2009. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2010 (Unaudited)
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.78%		38.57%		$240,899,779	$(10.6)	(3)
GFS	24.95%		24.19%		151,051,839	5.6	(4)
GFS Trust	4.73%		4.59%		28,644,724	(0.6)	(5)
GTT	28.08%		27.23%		170,043,336	0.8	(7)
HFPO	0.13%		0.13%		787,989	0.0	(8)
GRV	0.43%		0.41%		2,598,182	0.1	(6)

Total	98.10	%(10)	95.12	%(9)	$594,025,849	$(4.7)

	Year Ended December 31, 2009 (Audited)
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.40%		37.98%		$235,518,832	$24.2	(3)
GFS	22.17%		21.36%		132,477,127	22.5	(4)
GFS Trust	6.28%		6.05%		37,532,758	2.2	(5)
GTT	25.97%		25.03%		155,217,816	8.1	(7)
HFPO	3.48%		3.36%		20,801,289	2.1	(8)
GRV	0.82%		0.79%		4,887,674	1.5	(6)

Total	98.12	%(10)	94.57	%(9)	$586,435,496	$60.6

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $18,974,200 at June 30, 2010 and Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors.

(6)	Prior to July 1, 2009, redemptions were able to be made quarterly with 91 days’ notice, or at the sole discretion of GRV’s Managing Member. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment.

(9)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $18,974,200 that was payable at June 30, 2010 and $22,410,715 that was payable at December 31, 2009.

(10)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2010, the Managing Member had full position level transparency for approximately 31% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the Investees were 39% GELS, 24% GFS, 5% GFS Trust, 0.41% GRV, 27% GTT and 0.13% HFPO as of June 30, 2010 as a percentage of adjusted members’ equity, which excluded redemptions paid after June 30, 2010. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2010 to June 30, 2010, aggregate subscriptions totaled $52,060,784. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2010	Class A Series 77	76,950.00	11	$7,695,000
February 1, 2010	Class A Series 78	62,345.96	10	6,234,596
March 1, 2010	Class A Series 79	71,456.60	12	7,145,660
April 1, 2010	Class A Series 80	56,950.00	13	5,695,000
May 1, 2010	Class A Series 81	201,150.00	19	20,115,000
June 1, 2010	Class A Series 82	12,294.48	2	1,229,448
June 1, 2010	Class A Series 83	5,460.80	1	546,080
June 1, 2010	Class A Series 84	34,000.00	8	3,400,000

Total		520,607.84	76	$52,060,784

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $16,197,363 during the three months ended June 30, 2010.

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

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

By:	Goldman Sachs Hedge Fund Strategies, LLC Managing Member

By:	/s/ Jennifer Barbetta
Name:     Jennifer Barbetta

Title:	Chief Financial Officer, Managing Director

Date: August 16, 2010

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002