Form 10-Q
period 2010-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2010-11-15
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or
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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 4,979,641 Units of Limited Liability Company Interests outstanding as of November 15, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2010 and December 31, 2009

	(Unaudited)			(Audited)
	September 30, 2010			December 31, 2009
		% of	% of adjusted		% of	% of adjusted
	Fair	members’	members’	Fair	members’	members’
Affiliated Investee(1)	value	equity(2)	equity(3)	value	equity(2)	equity(3)
Goldman Sachs Global Equity Long/Short, LLC	$243,069,165	39.49%	38.49%	$235,518,832	39.40%	37.98%
Goldman Sachs Global Fundamental Strategies, LLC	149,712,522	24.33%	23.71%	132,477,127	22.17%	21.36%
Goldman Sachs Global Fundamental Strategies Asset Trust	28,071,896	4.56%	4.45%	37,532,758	6.28%	6.05%
Goldman Sachs Global Relative Value, LLC	2,316,703	0.38%	0.37%	4,887,674	0.82%	0.79%
Goldman Sachs Global Tactical Trading, LLC	176,711,983	28.71%	27.98%	155,217,816	25.97%	25.03%
Goldman Sachs HFP Opportunistic Fund, LLC	744,218	0.12%	0.12%	20,801,289	3.48%	3.36%

Total investments (cost $553,722,141 and $526,489,487, respectively)	$600,626,487	97.59%	95.12%	$586,435,496	98.12%	94.57%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at September 30, 2010 and December 31, 2009.

September 30, 2010 (Unaudited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$51,223,626	8.32%	8.11%

December 31, 2009 (Audited)
			Proportionate	% of	% of adjusted
	Underlying		share of	members’	members’
Affiliated Investee	investment	Strategy	fair value	equity(2)	equity(3)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(4)	Managed Futures	$58,480,624	9.78%	9.43%

(1)	Refer to Note 3 to the financial statements for liquidity provisions.

(2)	Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.”

(3)	Adjusted members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of adjusted members’ equity, represents members’ equity excluding redemptions payable in the amount of $15,977,410 at September 30, 2010 and redemptions payable in the amount of $22,410,715 at December 31, 2009.

(4)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $553,722,141 and $526,489,487, respectively)	$600,626,487	$586,435,496
Cash and cash equivalents	33,571,352	35,470,838

Total assets	$634,197,839	$621,906,334

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$15,977,410	$22,410,715
Due to Managing Member	1,938,587	1,288,968
Interest payable	27,147	13,556
Accrued expenses and other liabilities	791,229	495,060

Total liabilities	18,734,373	24,208,299
Members’ equity (units outstanding 4,935,390.55 and 4,736,483.29, respectively)	615,463,466	597,698,035

Total liabilities and members’ equity	$634,197,839	$621,906,334

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$568,559,120	$537,752,026
Accumulated net unrealized gain/(loss) on investments	46,904,346	59,946,009

Total members’ equity*	$615,463,466	$597,698,035

*	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2010 and September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income from trading:
Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	$6,539,149	$1,985,553	$29,255,725	$24,726,709
Net change in unrealized gain/(loss)	14,350,441	23,721,325	(13,041,663)	25,741,413

Net trading gain/(loss)	20,889,590	25,706,878	16,214,062	50,468,122
Interest and dividend income	7,398	15,275	15,669	149,543
Expenses:
Management fee	1,938,587	1,880,090	5,814,568	5,664,703
Professional fees	121,990	241,440	636,418	777,583
Interest expense	86,122	20,445	153,105	60,667
Other expenses	69,651	42,468	146,518	126,125

Total expenses	2,216,350	2,184,443	6,750,609	6,629,078

Net investment income/(loss)	(2,208,952)	(2,169,168)	(6,734,940)	(6,479,535)

Net income/(loss)	18,680,638	23,537,710	9,479,122	43,988,587
Less: Incentive allocation to the Managing Member	80,979	73,185	82,592	95,037

Net income/(loss) available for pro-rata allocation to members	$18,599,659	$23,464,525	$9,396,530	$43,893,550

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2010 (Unaudited)
and the year ended December 31, 2009 (Audited)

	Managing			Total
	member’s	Members’	Members’	members’
	equity	units	equity	equity

Member’s equity at December 31, 2008	$—	5,040,063.11	$609,936,071	$609,936,071
Subscriptions	—	738,758.37	73,875,837	73,875,837
Redemptions	(137,681)	(1,042,338.19)	(137,820,155)	(137,957,836)
Share class conversion	—	—	—	—
Allocations of net income/(loss):
Incentive allocation	137,681	—	—	137,681
Pro-rata allocation	—	—	51,706,282	51,706,282

Member’s equity at December 31, 2009	—	4,736,483.29	597,698,035	597,698,035
Subscriptions	—	592,980.42	59,298,042	59,298,042
Redemptions	(1,613)	(406,806.91)	(51,010,120)	(51,011,733)
Share class conversion	—	12,733.75	—	—
Allocations of net income/(loss):
Incentive allocation	82,592	—	—	82,592
Pro-rata allocation	—	—	9,396,530	9,396,530

Member’s equity at September 30, 2010	$80,979	4,935,390.55	$615,382,487	$615,463,466

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the nine months ended September 30, 2010 and September 30, 2009

	2010	2009

Cash flows from operating activities
Net income/(loss)	$9,479,122	$43,988,587
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(133,455,226)	(86,600,000)
Proceeds from sales of investments in affiliated Investees	135,478,297	165,117,963
Net realized (gain)/loss from investments in affiliated Investees	(29,255,725)	(24,726,709)
Net change in unrealized (gain)/loss of investments in affiliated Investees	13,041,663	(25,741,413)
(Increase)/decrease in operating assets:
Receivable for redemptions from investments in affiliated Investees	—	(1,865,054)
Increase/(decrease) in operating liabilities:
Due to Managing Member	649,619	(137,562)
Interest payable	13,591	(222)
Accrued expenses and other liabilities	296,169	453,759

Net cash from operating activities	(3,752,490)	70,489,349

Cash flows from financing activities
Subscriptions	59,298,042	53,980,837
Redemptions	(57,445,038)	(109,507,991)

Net cash from financing activities	1,853,004	(55,527,154)

Net change in cash and cash equivalents	(1,899,486)	14,962,195
Cash and cash equivalents at beginning of period	35,470,838	26,943,800

Cash and cash equivalents at end of period	$33,571,352	$41,905,995

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$139,514	$60,889

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Fundamental Strategies Asset Trust (Refer to Note 3)	$—	$47,730,311

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010

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
September 30, 2010

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

Ownership in Investees

During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control, ownership in excess of 50% may be temporary, and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority-owned Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 2 –	Significant accounting policies (continued)

The following tables summarize the Company’s ownership in the affiliated Investees at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$243,069,165	$477,936,373	50.86%	$497,936,373	48.82%
GFS	149,712,522	361,354,961	41.43%	382,765,598	39.11%
GFS Trust	28,071,896	99,898,585	28.10%	99,898,585	28.10%
GRV	2,316,703	8,819,367	26.27%	8,819,367	26.27%
GTT	176,711,983	353,076,204	50.05%	374,783,542	47.15%
HFPO	744,218	1,253,412	59.38%	1,253,412	59.38%

Total	$600,626,487

	December 31, 2009 (Audited)
			% owned	Adjusted	Adjusted %
	Company	Investee	by the	Investee	owned by the
	investment	equity(1)	Company(1)	equity(2)	Company(2)

GELS	$235,518,832	$406,728,241	57.91%	$464,593,167	50.69%
GFS	132,477,127	275,465,080	48.09%	357,336,116	37.07%
GFS Trust	37,532,758	133,566,660	28.10%	133,566,660	28.10%
GRV	4,887,674	18,606,692	26.27%	18,606,692	26.27%
GTT	155,217,816	296,045,714	52.43%	312,655,496	49.64%
HFPO	20,801,289	35,033,537	59.38%	35,033,537	59.38%

Total	$586,435,496

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	The adjusted Investees’ equity used in the calculation of the percentage owned by the Company represents Investees’ equity excluding redemptions payable at September 30, 2010 and December 31, 2009, respectively.

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
September 30, 2010

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

Income taxes

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company’s taxable income or loss on their respective income tax returns. Accordingly, no U.S. federal income tax liability or expense has been recorded in the financial statements of the Company.

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
September 30, 2010

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
September 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$243,069,165	$—	$243,069,165
Event Driven	—	149,712,522	28,071,896	177,784,418
Tactical Trading	—	176,711,983	—	176,711,983
Multi-Strategy	—	—	744,218	744,218
Relative Value	—	—	2,316,703	2,316,703

Total	$—	$569,493,670	$31,132,817	$600,626,487

	December 31, 2009 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$235,518,832	$—	$235,518,832
Event Driven	—	132,477,127	37,532,758	170,009,885
Tactical Trading	—	155,217,816	—	155,217,816
Multi-Strategy	—	20,801,289	—	20,801,289
Relative Value	—	—	4,887,674	4,887,674

Total	$—	$544,015,064	$42,420,432	$586,435,496

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $33,541,352 and $35,440,838, which were classified as Level 1 assets as of September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the three months ended September 30, 2010:

	Event Driven	Multi-Strategy	Relative Value	Total

Balance as at July 1, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895
Net realized gain/(loss) from investments	(1,003)	—	(1,292)	(2,295)
Net change in unrealized gain/(loss) on investments still held at September 30, 2010	(116,598)	(43,771)	8,766	(151,603)
Purchase/(Sales)	(455,227)	—	(288,953)	(744,180)

Balance at September 30, 2010	$28,071,896	$744,218	$2,316,703	$31,132,817

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following is a reconciliation of Level 3 investments for the three months ended September 30, 2009:

	Event Driven	Relative Value	Total

Balance as at July 1, 2009	$46,528,438	$—	$46,528,438
Net realized gain/(loss) from investments	—	(1,209,884)	(1,209,884)
Net change in unrealized gain/(loss) on investments still held at September 30, 2009	951,153	290,351	1,241,504
Net purchase/(sales)	—	(20,908,079)	(20,908,079)
Net Level 3 transfers in/(out)	—	30,112,446	30,112,446

Balance at September 30, 2009	$47,479,591	$8,284,834	$55,764,425

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following is a reconciliation of Level 3 investments for the nine months ended September 30, 2010:

	Event Driven	Multi-Strategy	Relative Value	Total

Balance as at January 1, 2010	$37,532,758	$—	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	(7,676)	—	47,943	40,267
Net change in unrealized gain/(loss) on investments still held at September 30, 2010	(652,142)	(49,831)	90,406	(611,567)
Purchase/(sales)	(8,801,044)	—	(2,709,320)	(11,510,364)
Level 3 transfers in	—	794,049	—	794,049

Balance at September 30, 2010	$28,071,896	$744,218	$2,316,703	$31,132,817

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following is a reconciliation of Level 3 investments for the nine months ended September 30, 2009:

	Event Driven	Relative Value	Total

Balance as at January 1, 2009	$—	$—	$—
Net realized gain/(loss) from investments	—	(1,209,884)	(1,209,884)
Net change in unrealized gain/(loss) on investments still held at September 30, 2009	1,738,044	290,351	2,028,395
Purchase/(sales)	45,741,547	(20,908,079)	24,833,468
Level 3 transfers in/(out)	—	30,112,446	30,112,446

Balance at September 30, 2009	$47,479,591	$8,284,834	$55,764,425

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

The following table summarizes the cost of the Company’s investments in the affiliated Investees at September 30, 2010 and December 31, 2009:

Investee	September 30, 2010	December 31, 2009

GELS	$230,572,500	$211,430,047
GFS	139,861,177	122,004,423
GFS Trust	25,440,263	32,545,763
GRV	2,337,635	5,165,590
GTT	154,801,438	136,619,878
HFPO	709,128	18,723,786

Total	$553,722,141	$526,489,487

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and nine months ended September 30, 2010 and September 30, 2009:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2010	2009	2010	2009

GELS	(1)	$9,169,385	$8,999,139	$(1,449,667)	$20,047,194
GFS	(2)	3,205,456	8,437,511	8,780,168	16,213,359
GFS Trust	(3)	(117,601)	951,153	(659,818)	1,738,044
GRV	(4)	7,474	290,351	138,349	1,342,696
GTT	(5)	8,668,647	6,063,629	9,494,167	8,961,784
HFPO	(6)	(43,771)	965,095	(89,137)	2,165,045

Total		$20,889,590	$25,706,878	$16,214,062	$50,468,122

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(4)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

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

Goldman Sachs Global Fundamental Strategies Asset Trust

The managing member of GFS, GS HFS, created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. As of September 30, 2010, the fair value of the remaining investments held by GFS Trust was $28,071,896. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of September 30, 2010 was an amount equal to approximately 4% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at September 30, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

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

Goldman Sachs HFP Opportunistic Fund, LLC

HFPO’s investment objective is to make opportunistic investments in underlying Advisor Funds in order to (a) increase the weighting of a particular Advisor Fund which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor Fund that is not currently represented in any of the other Investees.

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
September 30, 2010

Note 3 –	Investments in affiliated Investees (continued)

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the nine months ended September 30, 2010 and September 30, 2009. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor.

	September 30, 2010		September 30, 2009
	Management	Incentive	Management	Incentive
Investee	fees	allocation/fees	fees	allocation/fees

GELS	1.61%	19.97%	2.19%	17.94%
GFS	1.64%	18.58%	1.31%	14.90%
GFS Trust	1.29%	14.74%	1.17%	13.22%
GRV	1.04%	9.31%	1.57%	16.38%
GTT	1.95%	19.38%	2.06%	20.34%
HFPO	1.98%	19.76%	1.99%	19.89%

The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Other expenses in the Statement of Operations. For the three months and nine months ended September 30, 2010, the Company incurred an administration fee of $26,320. The Company also continues to incur an indirect monthly administration fee to SEI at the Investee level which is included in Realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended September 30, 2010 and September 30, 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $88,215 and $77,328, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $244,632 and $218,160, respectively.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 5 –	Risk management (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 5 –	Risk management (continued)

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
September 30, 2010

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of September 30, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2010, approximately 5% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests at the Managing Member’s sole discretion should conditions warrant.

Note 6 –	Related parties

The due to Managing Member liability in the Balance Sheet represents management fees due to GS HFS at September 30, 2010 and December 31, 2009, respectively.

Included in the redemptions payable on the Balance Sheet at December 31, 2009 were redemptions due to the Managing Member of $137,240.

For the period from January 1, 2010 to September 30, 2010, the Company earned dividends of $14,546 from an investment in one or more money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the period from January 1, 2009 to September 30, 2009, the Company earned dividends of $149,543 from an investment in one or more money market funds managed by Goldman Sachs Asset Management, L.P. At September 30, 2010 and December 31, 2009, the fair values of such money market investments was $33,541,352 and $35,440,838, respectively.

Goldman, Sachs & Co. (“GS & Co.”), an affiliate of the Managing Member, may serve as one of several prime brokers for certain of the Advisor Funds. Goldman Sachs Administration Services, an affiliate of the Managing Member, may serve as the administrator for one or more Advisor Funds.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 6 –	Related parties (continued)

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at September 30, 2010 and December 31, 2009. Employees of GS & Co. owned approximately 2% of the Company’s equity at September 30, 2010 and December 31, 2009.

Note 7 –	Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2009 and September 30, 2010:

			Facility fee/
Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee

September 1, 2010 through September 30, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2009 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

(4)	Effective September 1, 2010, the Credit Facility was extended to November 1, 2010 and converted to an uncommitted facility. Additionally, the commitment fee terminated, and the Company commenced paying a monthly facility fee to the Facility Counterparty at the rate of 1% per annum of the average Credit Facility.

The proceeds of the advances under the Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. As of September 30, 2010 and December 31, 2009, there were no borrowings outstanding. Interest related to borrowing and the commitment/facility fee is included in interest expense in the Statement of Operations. Included in interest payable in the Balance Sheet are amounts owed for interest and facility fees. The Company does not currently intend to renew or further extend the maturity date of the Credit Facility. Each Investment Fund has entered into a similar facility with a different counterparty.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 8 –	Members’ equity

At September 30, 2010 and December 31, 2009, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 units and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2010 (Unaudited)		December 31, 2009 (Audited)
	Units	Amount	Units	Amount
Share Class Conversion
Class A
Series 54	592,596.98	$60,385,988	—	$—
Series 55	(22,500.00)	(2,379,248)	—	—
Series 56	(10,000.00)	(1,076,095)	—	—
Series 57	(25,000.00)	(2,715,361)	—	—
Series 58	(50,000.00)	(5,386,946)	—	—
Series 59	(15,000.00)	(1,618,719)	—	—
Series 60	(27,600.00)	(2,979,262)	—	—
Series 61	(11,312.98)	(1,212,471)	—	—
Series 62	(62,000.00)	(6,519,496)	—	—
Series 63	(66,712.98)	(7,009,995)	—	—
Series 64	(36,650.00)	(3,809,919)	—	—
Series 65	(54,137.27)	(5,558,740)	—	—
Series 74	(83,000.00)	(8,401,415)	—	—
Series 75	(85,100.00)	(8,628,531)	—	—
Series 76	(30,850.00)	(3,089,790)	—	—

	12,733.75	$—	—	$—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 8 –	Members’ equity (continued)

	Nine Months Ended		Year Ended
	September 30, 2010 (Unaudited)		December 31, 2009 (Audited)
	Units	Amount	Units	Amount
Subscriptions
Class A
Series 57	—	$—	25,000.00	$2,500,000
Series 58	—	—	50,000.00	5,000,000
Series 59	—	—	15,000.00	1,500,000
Series 60	—	—	27,600.00	2,760,000
Series 61	—	—	11,312.98	1,131,298
Series 62	—	—	62,000.00	6,200,000
Series 63	—	—	66,712.98	6,671,298
Series 64	—	—	36,650.00	3,665,000
Series 65	—	—	54,137.27	5,413,727
Series 66	—	—	95,580.88	9,558,088
Series 67	—	—	1,367.32	136,732
Series 68	—	—	57,080.94	5,708,094
Series 69	—	—	20,861.87	2,086,187
Series 70	—	—	6,848.67	684,867
Series 71	—	—	1,403.93	140,393
Series 72	—	—	6,915.70	691,570
Series 73	—	—	1,335.83	133,583
Series 74	—	—	83,000.00	8,300,000
Series 75	—	—	85,100.00	8,510,000
Series 76	—	—	30,850.00	3,085,000
Series 77	76,950.00	7,695,000	—	—
Series 78	62,345.96	6,234,596	—	—
Series 79	71,456.60	7,145,660	—	—
Series 80	56,950.00	5,695,000	—	—
Series 81	201,150.00	20,115,000	—	—
Series 82	12,294.48	1,229,448	—	—
Series 83	5,460.80	546,080	—	—
Series 84	34,000.00	3,400,000	—	—
Series 85	16,500.00	1,650,000	—	—
Series 86	21,942.58	2,194,258	—	—
Series 87	33,930.00	3,393,000	—	—

Total	592,980.42	$59,298,042	738,758.37	$73,875,837

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 8 –	Members’ equity (continued)

	Nine Months Ended		Year Ended
	September 30, 2010 (Unaudited)		December 31, 2009 (Audited)
	Units	Amount	Units	Amount
Redemptions
Class A
Series 1	242,512.80	$34,895,652	918,434.94	$126,197,094
Series 45	7,500.00	716,408	18,500.00	1,619,229
Series 46	31,541.67	3,068,917	28,057.64	2,537,895
Series 47	5,000.00	476,498	—	—
Series 48	20,154.12	1,950,610	5,000.00	453,200
Series 49	—	—	5,000.00	472,959
Series 50	14,036.18	1,321,802	13,613.61	1,240,823
Series 51	21,768.00	2,033,895	3,232.00	300,000
Series 52	5,000.00	469,943	12,000.00	1,138,619
Series 53	5,500.00	530,254	16,000.00	1,525,865
Series 54	50,054.18	5,155,455	12,500.00	1,258,376
Series 56	—	—	10,000.00	1,076,095
Series 66	3,739.96	390,686	—	—

Total	406,806.91	$51,010,120	1,042,338.19	$137,820,155

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 8 –	Members’ equity (continued)

At September 30, 2010 and December 31, 2009, members’ equity consisted of the following:

	September 30, 2010 (Unaudited)			December 31, 2009 (Audited)
	Outstanding	Net	NAV	Outstanding	Net	NAV
	units	asset value	per unit	units	asset value	per unit

Non-managing members
Class A
Series 1	2,642,902.71	$386,355,111	$146.19	2,885,415.51	$415,172,330	$143.89
Series 45	45,322.13	4,333,719	95.62	52,822.13	4,971,425	94.12
Series 46	89,711.22	8,728,652	97.30	121,252.89	11,612,001	95.77
Series 47	67,250.00	6,408,894	95.30	72,250.00	6,777,089	93.80
Series 48	101,345.88	9,831,540	97.01	121,500.00	11,601,290	95.48
Series 49	140,800.00	13,531,354	96.10	140,800.00	13,318,515	94.59
Series 50	194,430.21	18,346,530	94.36	208,466.39	19,361,580	92.88
Series 51	101,300.00	9,553,099	94.31	123,068.00	11,423,377	92.82
Series 52	91,750.00	8,887,132	96.86	96,750.00	9,224,038	95.34
Series 53	68,050.00	6,678,207	98.14	73,550.00	7,104,425	96.59
Series 54	611,892.80	63,298,851	103.45	69,350.00	7,066,804	101.90
Series 55	—	—	—	22,500.00	2,379,248	105.74
Series 56	—	—	—	10,000.00	1,076,095	107.61
Series 57	—	—	—	25,000.00	2,715,361	108.61
Series 58	—	—	—	50,000.00	5,386,946	107.74
Series 59	—	—	—	15,000.00	1,618,719	107.91
Series 60	—	—	—	27,600.00	2,979,262	107.94
Series 61	—	—	—	11,312.98	1,212,471	107.18
Series 62	—	—	—	62,000.00	6,519,496	105.15
Series 63	—	—	—	66,712.98	7,009,995	105.08
Series 64	—	—	—	36,650.00	3,809,919	103.95
Series 65	—	—	—	54,137.27	5,558,740	102.68
Series 66	91,840.92	9,593,954	104.46	95,580.88	9,827,589	102.82
Series 67	1,367.32	142,834	104.46	1,367.32	140,588	102.82
Series 68	57,080.94	5,962,831	104.46	57,080.94	5,869,039	102.82
Series 69	20,861.87	2,179,288	104.46	20,861.87	2,145,009	102.82
Series 70	6,848.67	715,430	104.46	6,848.67	704,178	102.82
Series 71	1,403.93	146,658	104.46	1,403.93	144,351	102.82
Series 72	6,915.70	722,432	104.46	6,915.70	711,069	102.82
Series 73	1,335.83	139,545	104.46	1,335.83	137,350	102.82
Series 74	—	—	—	83,000.00	8,401,415	101.22
Series 75	—	—	—	85,100.00	8,628,531	101.39
Series 76	—	—	—	30,850.00	3,089,790	100.16
Series 77	76,950.00	7,811,823	101.52	—	—	—
Series 78	62,345.96	6,338,243	101.66	—	—	—
Series 79	71,456.60	7,248,579	101.44	—	—	—
Series 80	56,950.00	5,711,920	100.29	—	—	—
Series 81	201,150.00	20,076,201	99.81	—	—	—
Series 82	12,294.48	1,234,070	100.38	—	—	—
Series 83	5,460.80	548,133	100.38	—	—	—
Series 84	34,000.00	3,462,390	101.84	—	—	—
Series 85	16,500.00	1,697,928	102.90	—	—	—
Series 86	21,942.58	2,243,727	102.25	—	—	—
Series 87	33,930.00	3,453,412	101.78	—	—	—

Subtotal	4,935,390.55	615,382,487		4,736,483.29	597,698,035

Managing Member		80,979			—

Total members’ equity		$615,463,466			$597,698,035

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 9 –	Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$141.85	$136.59	$143.89	$131.92
Income from operations:
Net trading gain/(loss)	4.85	5.98	3.87	11.60
Net investment income/(loss)(1)(2)	(0.51)	(0.51)	(1.57)	(1.46)

Total income/(loss) from operations	4.34	5.47	2.30	10.14

Net asset value, end of period	$146.19	$142.06	$146.19	$142.06

Ratios to average members’ equity(3)
Expenses	1.42%	1.44%	1.46%	1.47%
Incentive allocation	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.42%	1.44%	1.46%	1.47%

Net investment income/(loss)(2)	(1.41)%	(1.43)%	(1.45)%	(1.43)%

Total return (prior to incentive allocation)(4)	3.06%	4.01%	1.60%	7.68%
Incentive allocation(4)	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return(4)	3.06%	4.01%	1.60%	7.68%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. The ratios to average members’ equity have been annualized.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions. Total return has not been annualized.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 10 –	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the nine months ended September 30, 2010 (the “Significant Investees”):

Balance Sheet

The balance sheets as of September 30, 2010 and December 31, 2009, are summarized as follows:

	September 30, 2010 (Unaudited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$482,266,992	$338,996,769	$181,512,406
Investments in affiliated Investees, at fair value	5,205,850	26,381,936	184,848,532
Cash and cash equivalents	352,546	15,279,178	9,025,665
Other assets	27,495,222	2,679,460	—

Total assets	$515,320,610	$383,337,343	$375,386,603

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,000,000	$21,410,637	$21,707,338
Loan payable	16,600,000	—	—
Accrued expenses and other liabilities	784,237	571,745	603,061

Total liabilities	37,384,237	21,982,382	22,310,399
Net assets	477,936,373	361,354,961	353,076,204

Total liabilities and net assets	$515,320,610	$383,337,343	$375,386,603

	December 31, 2009 (Audited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$422,198,049	$303,788,708	$106,086,018
Investments in affiliated Investees, at fair value	720,104	23,626,633	185,915,266
Cash and cash equivalents	18,030,775	25,410,020	8,723,057
Other assets	24,466,148	6,509,847	12,457,432

Total assets	$465,415,076	$359,335,208	$313,181,773

Liabilities and Net Assets
Liabilities
Redemptions payable	$57,864,926	$81,871,036	$16,609,782
Accrued expenses and other liabilities	821,909	1,999,092	526,277

Total liabilities	58,686,835	83,870,128	17,136,059
Net assets	406,728,241	275,465,080	296,045,714

Total liabilities and net assets	$465,415,076	$359,335,208	$313,181,773

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 10 –	Significant Investees (continued)

Statement of Operations

For the quarter ended September 30, 2010 and September 30, 2009, the statements of operations are summarized as follows:

	September 30, 2010 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$287,736	$6,278,553	$(1,477,259)
Net change in unrealized gain/(loss) on Investees	18,765,103	2,151,421	20,086,295
Investment income	1,595	1,795	1,233
Expenses	(486,675)	(534,272)	(576,072)

Net income/(loss) from operations	$18,567,759	$7,897,497	$18,034,197

	September 30, 2009 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$(1,252,270)	$6,327,506	$12,976,406
Net change in unrealized gain/(loss) on Investees	19,906,214	16,196,665	(1,235,606)
Investment income	20,944	38,614	19,503
Expenses	(233,143)	(345,637)	(278,824)

Net income/(loss) from operations	$18,441,745	$22,217,148	$11,481,479

For the nine months ended September 30, 2010 and September 30, 2009, the statements of operations are summarized as follows:

	September 30, 2010 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$1,884,146	$16,844,064	$2,029,662
Net change in unrealized gain/(loss) on Investees	(3,532,786)	7,086,086	18,668,598
Investment income	5,169	5,257	2,968
Expenses	(1,164,605)	(1,415,709)	(1,458,101)

Net income/(loss) from operations	$(2,808,076)	$22,519,698	$19,243,127

	September 30, 2009 (Unaudited)
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$(8,365,174)	$62,635,435	$26,091,342
Net change in unrealized gain/(loss) on Investees	59,179,769	(10,202,689)	(7,979,660)
Investment income	304,248	449,415	168,359
Expenses	(1,158,662)	(1,387,583)	(873,515)

Net income/(loss) from operations	$49,960,181	$51,494,578	$17,406,526

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 10 –	Significant Investees (continued)

Statement of Cash Flows

For the nine months ended September 30, 2010 and September 30, 2009, the statements of cash flows are summarized as follows:

	September 30, 2010 (Unaudited)
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$(2,808,076)	$22,519,698	$19,243,127
Net change in investments in investees	(64,554,689)	(37,963,364)	(74,359,654)
Net change in operating assets and liabilities	(3,066,746)	2,403,040	12,534,216

Net cash provided by/(used in) operating activities	(70,429,511)	(13,040,626)	(42,582,311)

Cash flows from financing activities
Net subscriptions/(redemptions)	36,151,282	2,909,784	42,884,919
Net proceeds/(repayments) from loan	16,600,000	—	—

Net cash provided by/(used in) financing activities	52,751,282	2,909,784	42,844,919

Net change in cash and cash equivalents	(17,678,229)	(10,130,842)	302,608
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$352,546	$15,279,178	$9,025,665

	September 30, 2009 (Unaudited)
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$49,960,181	$51,494,578	$17,406,526
Net change in investments in investees(1)	106,356,891	262,088,798	17,335,640
Net change in operating assets and liabilities	(3,495,647)	23,759,374	(5,579,723)

Net cash provided by/(used in) operating activities	152,821,425	337,342,750	29,162,443

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(199,065,433)	(300,710,660)	(57,546,712)
Net proceeds/(repayments) from loan	—	—	—

Net cash provided by/(used in) financing activities	(199,065,433)	(300,710,660)	(57,546,712)

Net change in cash and cash equivalents	(46,244,008)	36,632,090	(28,384,269)
Cash and cash equivalents at beginning of period	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of period	$40,554,250	$85,627,390	$16,744,761

(1)	During the period ended September 30, 2009, GTT had an in-kind subscription of $71,930,617 and GFS had an in-kind redemption of $157,265,966.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2010

Note 11 –	Subsequent Events

On November 1, 2010, the Company’s Credit Facility matured and was terminated. Between September 30, 2010 and November 1, the Company had no outstanding borrowings under the Credit Facility. The Managing Member believes terminating the credit facility has no material impact on the Company’s liquidity and operation.

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

As of September 30, 2010, the Company had total assets of $634,197,839 compared with total assets of $621,906,334 as of December 31, 2009. Total liabilities of the Company were $18,734,373 as of September 30, 2010 compared with $24,208,299 as of December 31, 2009. Member’s equity of the Company was $615,463,466 as of September 30, 2010 compared with $597,698,035 as of December 31, 2009.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS; Goldman Sachs Global Relative Value, LLC (“GRV”), which are both in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with GFS Trust, GRV and the Investment Funds, the “Investees”), which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009

The following presents a summary of the operations for the three and nine months ended September 30, 2010 and September 30, 2009 and a general discussion of the Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Nine Months Ended September 30, 2010

The Company’s net trading gain/(loss) for the three and nine months ended September 30, 2010 was $20,889,590 and $16,214,062, respectively, compared to the Company’s net trading gain/(loss) for the three and nine months ended September 30, 2009 of $25,706,878 and $50,468,122, respectively.

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

Global markets broadly had a strong third quarter in 2010, as risk assets rallied in July and September, more than offsetting a softer month in August. This improvement came after a challenging second quarter dominated by sovereign debt concerns and weak economic data, as market sentiment was buoyed by tentative signs of macro-economic improvement and strong indications from the U.S. Federal Reserve that it would embark on a second round of quantitative easing. The S&P 500 Index rose 10.7% over the third quarter, bringing its 2010 year-to-date performance to 2.3%. In Europe, the FTSE EuroFirst 300 Index rose 6.8% over the third quarter and also edged into positive territory year-to-date, up 1.5%. Fixed income markets continued to rally following gains earlier in 2010, while in currency markets the U.S. Dollar was particularly weak, declining 11.4% against the Euro and 5.2% against the British Pound. Credit markets performed relatively well after the difficult second quarter of 2010, as the Credit Suisse High Yield Index rose 6.0% and the S&P Leveraged Loan 100 Index rose 4.1%, bringing year-to-date gains to 10.9% and 5.7% respectively. Commodity markets were choppy, but during the third quarter of 2010 the S&P GSCI Total Return Index rose 8.3%, recovering some earlier losses but remaining in negative territory for 2010, down 3.9%. Volatility levels picked up in August, but for the third quarter were down markedly from levels seen in May and June, as the VIX Index finished September at 23.7. Amid all this, HFP Advisors generally performed well, generating gains in July and September in particular to end the third quarter in positive territory. However, high levels of correlation both between and within asset classes and a choppy market environment continued to make conditions challenging. Having been more defensively positioned in the second quarter, many HFP Advisors cautiously increased risk through the third quarter as these conditions showed some signs of improvement, in many cases ending the third quarter with positive returns on a year-to-date basis.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of September 30, 2010, as well as each material Investee’s net return for the three and nine months ended September 30, 2010.

	Portfolio Weight	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	as a % of Adjusted	September 30, 2010	September 30, 2010
Investee	Members’ Equity(1)	Members’ Equity(2)	Net Return(3)	Net Return(3)

GELS	39.49%	38.49%	3.94%	(0.50)%
GFS	24.33%	23.71%	2.19%	6.76%
GFS Trust	4.56%	4.45%	(0.41)%	(2.27)%
GTT	28.71%	27.98%	5.16%	5.74%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $15,977,410 at September 30, 2010.

(3)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2010, the Company’s Class A Series 1 units returned 3.06% and 1.60% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and nine months ended September 30, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2010, GELS represented approximately 38% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2010. GELS returned 3.94% and (0.50)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

For the Three Months Ended September 30, 2010

GELS Advisors experienced positive performance during the third quarter of 2010, producing positive performance in July and September, while realizing a small loss in August.

In July and September, GELS Advisors generated gains as they benefited from broad based rallies in global equities. GELS Advisors realized the largest gains from long exposure to the sectors most sensitive to global growth, which included the industrials, materials, commodities/energy, and consumer discretionary sectors. Short exposure in nearly all sectors and general market hedges were responsible for the majority of losses. During the July and September rallies, GELS Advisors generally underperformed relative to equity market indices as they had adopted more conservative positioning entering the third quarter in response to the market declines of May and June and the increase in macroeconomic uncertainty. Top performing GELS Advisors generally had the most aggressive net exposure positioning, while select GELS Advisors also outperformed due to strong stock picking. However, a number of GELS Advisors found alpha generation difficult as they were overweight less economically sensitive sectors such as healthcare and consumer staples which underperformed and underweight more economically sensitive sectors such as consumer discretionary and industrials which outperformed. Additionally, historically high levels of stock correlations created a challenging environment for stock picking.

During August, GELS Advisors’ conservative positioning proved beneficial and the GELS Advisors who underperformed in July and September generally outperformed peers. While, as a group, GELS Advisors experienced negative performance in August, the loss was only a fraction of the declines of global equity indices as GELS Advisors were able to generate alpha relative to equity indices from both long exposure and short exposure. GELS Advisors who outperformed in August had more neutral exposure positioning and generated attractive long/short performance spreads by limiting losses from long exposure and generating gains from short exposure in the consumer discretionary, retail, technology, and financial sectors.

In recent months GELS Advisors have broadly adopted conservative positioning in anticipation of an economic slowdown in the second half of 2010 and 2011. As a result GELS Advisors have increased short exposure to economically sensitive sectors such as consumer and technology, focused their long portfolios in high conviction names with stable, visible earnings outlooks, and maintained more conservative balance sheets. Additionally, GELS Advisors continue to maintain liquid portfolios so they can actively manage exposure as new macroeconomic data emerges and market sentiment changes.

For the Nine Months Ended September 30, 2010

GELS Advisors finished the first nine months of 2010 with negative performance as gains generated during the third quarter, particularly in July and September, were not able to recoup the losses from May and June.

During the first quarter of 2010, GELS Advisors realized roughly flat performance as losses in January were offset by gains in February and March. In January equity markets declined globally and GELS Advisors with higher levels of net and long exposure concentrated in emerging markets, technology, media/telecom, and select financials and resources/energy positions experienced some of the largest declines. Conversely, during February and March global equity markets appreciated which guided GELS Advisors towards positive performance. In particular, GELS Advisors benefited from relatively net long positioning and long exposure to a broad range of sectors including financials, consumer discretionary, industrials/materials, energy, technology, and healthcare.

The strong positive trend of equity markets at the end of the first quarter of 2010 reversed in the second quarter of 2010, leading to losses for GELS Advisors. GELS Advisors realized slight negative performance in April as gains from long exposure in a number of sectors, including the consumer, industrials, energy, financials, and technology sectors, were offset by losses from long exposure in the healthcare and materials sectors, while short positions also proved costly, particularly those in higher beta/more cyclical sectors. During May and June, unsurprisingly GELS Advisors’ losses were largely from long positions, with the greatest losses coming from higher beta names in sectors such as resources, industrials, materials, technology, financials, and consumer discretionary. Short positions and hedges were broadly the only source of gains and partially offset long book losses.

In the third quarter GELS Advisors realized positive performance; however, they failed to fully capture the strong performance of equity markets as they had reduced risk levels following the increase in volatility and macroeconomic uncertainty in May and June. In July and September GELS Advisors generated gains as they benefited from broad based rallies in global equities, realizing the largest gains from long exposure to the industrials, materials, commodities/energy, and consumer discretionary sectors. Short exposure in nearly all sectors and general market hedges were responsible for the majority of losses. During August, GELS Advisors’ conservative positioning proved beneficial as GELS Advisors experienced a loss that was only a fraction of the declines of global equity indices. GELS Advisors who outperformed in August had more neutral exposure positioning and generated attractive long/short performance spreads by limiting losses from long exposure and generating gains from short exposure in the consumer discretionary, retail, technology, and financial sectors.

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2010, GFS represented approximately 24% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2010. GFS returned 2.19% and 6.76%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

For the Three Months Ended September 30, 2010

GFS Advisors experienced positive performance during the third quarter of 2010, with positive performance in July, August, and September.

The third quarter of 2010 began with thematic extensions of the second quarter, as GFS Advisors continued to produce a wide dispersion of returns, driven by their portfolio positioning and exposure management. The market backdrop improved as clarity on the European sovereign debt situation and U.S. financial regulatory reform emerged. Throughout the third quarter, GFS Advisors maintained defensive portfolio postures through the use of cash, short positions and portfolio hedges. The market volatility during the summer months provided GFS Advisors with opportunities to take profits on long positions, close out short positions at a profit and establish new entry points in securities that sold-off during market downdrafts. Throughout the third quarter, high yield issuance remained strong and was met with equally strong demand from yield-seeking investors.

Credit-focused GFS Advisors generated modest returns during the third quarter as prices continued to appreciate. GFS Advisors with higher allocations to event-oriented or post-reorganization equities generated positive performance in July and September, but underperformed in August. During the third quarter, GFS Advisors running more balanced portfolios generated consistently positive but more muted returns relative to those with a higher allocation to equities. Multi-strategy GFS Advisors broadly generated positive performance throughout the third quarter, driven largely by investments in special situation equities. Short investments and market overlay hedges were net detractors of performance over the third quarter, although those positions helped offset losses during August.

With increases in clarity around policy-making and the likelihood of a second round of quantitative easing (QE2), market volatility and risk aversion abated incrementally toward the end of the third quarter. Additionally, with the resurgence of activity in mergers and acquisitions, multi-strategy GFS Advisors began to redeploy capital toward merger arbitrage while continuing to reduce high yield credit exposure.

For the Nine Months Ended September 30, 2010

GFS Advisors experienced positive performance in the first nine months of 2010.

GFS Advisors produced positive returns over the course of the first quarter of 2010, despite some volatility driven by the push for financial reform in Washington and deteriorating economic conditions in Europe. GFS Advisors benefitted not only from strength in the broader markets, but also from returns driven by developments in company specific, event-driven situations. For multi-strategy GFS Advisors, while credit continued to be a source of positive attribution, activities in merger arbitrage and special situation equity investing proved accretive to returns for many. Throughout the first quarter, while portfolio hedges minimized return volatility relative to the broader credit and equity markets, they generally detracted from performance as markets moved higher.

The second quarter of 2010 initially began as a continuation of positive performance from the first quarter, driven by credit investments benefitting from a strong technical backdrop as well as several positive company-specific developments. However, as global market conditions continued to deteriorate, the positive backdrop for GFS Advisors began to reverse in May, causing several GFS Advisors to report negative performance during May and June. Additionally, multi-strategy GFS Advisors throughout the first six months of 2010 had been slowly deploying capital away from high yield credit names and toward special situations equities. As such, multi-strategy GFS Advisors generally reported negative returns over the second quarter given the volatility and underperformance of equity markets. However, some multi-strategy GFS Advisors generated small gains as they positioned their portfolios with various hedges that contributed meaningfully to positive attribution throughout the second quarter.

Similarly, the third quarter of 2010 began with thematic extensions of the second quarter, as GFS Advisors continued to produce a wide dispersion of returns, driven by their portfolio positioning and exposure management. The market backdrop improved as clarity on the European sovereign debt situation and U.S. financial regulatory reform emerged. Throughout the third quarter, GFS Advisors maintained defensive portfolio postures through the use of cash, short positions and portfolio hedges. The market volatility during the summer months provided GFS Advisors with opportunities to take profits on long positions, close out short positions at a profit and establish new entry points in securities that sold-off during market downdrafts. GFS Advisors with higher allocations to event-oriented or post-reorganization equities generated positive performance in July and September, but underperformed in August. During the third quarter, GFS Advisors running more balanced portfolios generated consistently positive but more muted returns relative to those with a higher allocation to equities. Multi-strategy GFS Advisors broadly generated positive performance throughout the third quarter, driven largely by investments in special situation equities. Short investments and market overlay hedges were net detractors of performance over the third quarter, although those positions helped offset losses during August.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of September 30, 2010, GFS Trust represented approximately 4% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2010. GFS Trust returned (0.41)% and (2.27)%, respectively, for GFS Trust interests for the three and nine months ended September 30, 2010.

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

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2010, GTT represented approximately 28% of the Company’s adjusted members’ equity, which excluded redemptions paid after September 30, 2010. GTT returned 5.16% and 5.74%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

For the Three Months Ended September 30, 2010

Tactical trading strategies experienced positive performance in the third quarter of 2010 as both managed futures and macro strategies generated gains. After negative performance in July, performance was positive in both August and September despite the differing market environments. Long fixed income exposures across macro and managed futures GTT Advisors drove positive performance in the third quarter, with consistently positive performance in July and August. Fixed income positions detracted from returns in early September, but then made back some of their losses as bonds rallied into the September month-end in anticipation of further quantitative easing from the Fed. Currency trading generated mixed results during the third quarter, as short Euro positions detracted early in the quarter, but by the end of the third quarter a consensus short U.S. Dollar position contributed to performance. The U.S. Dollar index declined 8.5% during the third quarter. Long positions in Asian and other emerging market currencies also contributed to performance. Equity positioning was relatively limited in macro strategies at the start of the third quarter, but a general long bias across macro and managed futures strategies contributed positively to performance in September after detracting in August. Trading in commodities was challenging at the beginning of the third quarter, but by September trading activity had increased and positions were profitable. Notably, long gold positions contributed as the precious metal increased 5.0% during the third quarter. Also, several GTT Advisors benefited from large moves in agricultural commodities, as the price of wheat increased 45.0% during the third quarter and the price of corn increased 39.9% during the same period.

For the Nine Months Ended September 30, 2010

Tactical trading strategies experienced positive performance in the first nine months of 2010 as both macro GTT Advisors and managed futures GTT Advisors contributed positively to performance.

GTT Advisors trading macro strategies generated gains that were roughly split between fixed income and currencies, with a slightly positive contribution from commodities and modest losses from equities. Trading in fixed income continued to contribute to macro GTT Advisors’ performance as yields generally moved lower during the period. Currency trading also contributed to performance, helped by short Euro positions during the first six months of 2010 and also by short U.S. Dollar positions during the third quarter. After detracting during the first six months of the year, trading in equities produced mixed results for macro GTT Advisors in the third quarter, as discretionary macro GTT Advisors generally continued to struggle but systematic macro GTT Advisors profited from a sustained long bias. In commodities, macro GTT Advisors’ long gold positions benefited as the yellow metal gained close to 20% during the first nine months of the year.

GTT Advisors trading managed futures strategies have experienced mixed, but overall positive performance, with a high degree of dispersion across GTT Advisors. Generally, fixed income and currencies have been strong contributors while equities and commodities have detracted from managed futures GTT Advisors. Trading in interest rates has driven positive performance in managed futures GTT Advisors during the first nine months of the year, as long positions benefited from declining interest rates. Currency trading has also contributed as managed futures GTT Advisors benefited from the Euro’s move lower and the Australian Dollar’s moves higher. Trading in equities has generated mixed results in the first nine months of 2010, as longer-term trend followers have struggled but short-term managed futures GTT Advisors have seen more success in the asset class. Trading in commodities detracted from returns during the first nine months of the year, especially in the energy complex. Some commodities-focused managed futures GTT Advisors have generated strong performance from long positions in the grains complex.

Performance for the Three and Nine Months Ended September 30, 2009

The Company’s net trading gain/(loss) for the three and nine months ended September 30, 2009 was $25,706,878 and $50,468,122, respectively, compared to the Company’s net trading gain/(loss) for the three and nine months ended September 30, 2008 of $(64,673,915) and $(49,773,678), respectively.

Overview

HFP Advisors continued to perform well in the third quarter of 2009 amid strong performance from equity and credit markets around the world, and improving economic data. In equity markets the S&P 500 Index rose 15.2% over the third quarter of 2009, while in Europe the FTSE EuroFirst 300 Index climbed 17.3%. In credit markets, performance was strong though not as strong as the second quarter of 2009, as the Credit Suisse High Yield Index rose 14.1% and the S&P Leveraged Loan 100 Index climbed 10.2%. While gross and net exposures remained low in a historic context, HFP Advisors continued to increase risk over the course of the third quarter of 2009, as confidence grew that conditions were stabilizing. Though many HFP Advisors remained cautious on the longer term economic outlook, a number of HFP Advisors felt that improved differentiation between sectors and themes towards the end of the third quarter was a positive development in terms of the opportunity set for hedge funds going forward.

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

Comparison of Selected Financial Information for the Three and Nine Months ended September 30, 2010 and September 30, 2009

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2010 was $7,398 and $15,669, respectively, compared to interest and dividend income for the three and nine months ended September 30, 2009 of $15,275 and $149,543. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and nine months ended September 30, 2010 was $1,938,587 and $5,814,568, respectively, compared to the management fee for the three and nine months ended September 30, 2009 of $1,880,090 and $5,664,703, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended September 30, 2010 compared to the same period in 2009.

Interest expense for the three and nine months ended September 30, 2010 was $86,122 and $153,105, respectively, compared to interest expense for the three and nine months ended September 30, 2009 of $20,445 and $60,667, respectively. The increase in interest expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was due to an increased commitment/facility fee rate.

Professional fees for the three and nine months ended September 30, 2010 were $121,990 and $636,418, respectively, compared to professional fees for the three and nine months ended September 30, 2009 of $241,440 and $777,583, respectively. The decrease in professional fees for the period ended September 30, 2010 was primarily due to reduced costs related to the ongoing operations as a publicly registered company.

Other expenses for the three and nine months ended September 30, 2010 were $69,651 and $146,518, respectively, compared to other expenses for the three and nine months ended September 30, 2009 of $42,468 and $126,125. The increase in other expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was due to a new monthly administrative fee payable to SEI Global Services, Inc (equal to one-twelfth of 0.02% of the net assets of the Company of the applicable month) effective August 1, 2010.

Incentive Allocation

Incentive allocation for the three and nine months ended September 30, 2010 was $80,979 and $82,592, respectively, compared to incentive allocation for the three and nine months ended September 30, 2009 of $73,185 and $95,037. Because the incentive allocation is calculated as a percentage of any new net appreciation in net asset value of each series, the changes in the allocation were due to fluctuations in net income from operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first three quarters of 2010. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of September 30, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2010, approximately 5% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

The managing member of GFS, GS HFS, created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. The transfer was accounted for as an in-kind transfer at a fair value of $47,730,311, which resulted in a realized gain of $3,179,237. In connection with the transfer, the historical cost of the Company’s investment in GFS of $44,551,074 was transferred to GFS Trust including an unrealized gain of $3,179,237. As of September 30, 2010, the fair value of the remaining investments held by GFS Trust was $28,071,896. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of September 30, 2010 was an amount equal to approximately 4% of the Company’s adjusted members’ equity. Such amount of the Company’s pro-rata share of GFS Trust interests is included in the percentage of the Company’s investments in the Investees that were considered illiquid at September 30, 2010.

The Company received subscriptions from new and existing investors of $7,237,258 and $59,298,042, respectively during the three and nine months ended September 30, 2010 and of $34,889,539 and $53,980,837, respectively, during the three and nine months ended September 30, 2009.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in the more recent periods investors’ interest has increased from earlier periods as investors have sought to increase overall portfolio exposure.

The Company paid out redemptions in the amount of $18,974,200 and $57,445,038, respectively, during the three and nine months ended September 30, 2010 and $28,854,943 and $109,507,991, respectively, during the three and nine months ended September 30, 2009. The Company had redemptions payable in the amount of $15,977,410 at September 30, 2010 and $22,410,715 at December 31, 2009. The Company funded the redemptions made in January, April, July and October 2009 and in January, April, July and October 2010 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in October 2010 had a material adverse effect on the value of the units or the performance of the Company.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Company amended certain terms of the Credit Facility on January 28, 2010, June 1, 2010 and September 1, 2010 to, among other things, extend the maturity date to November 1, 2010 and convert the Credit Facility from a committed facility to an uncommitted facility. As of September 30, 2010, the Company had no outstanding borrowings under the Credit Facility and, effective November 1, 2010, the Credit Facility matured and was terminated. The Company does not currently intend to renew or further extend the maturity date of the Credit Facility. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of September 30, 2010, the Company had cash and cash equivalents on hand of $33,571,352. As of December 31, 2009, the Company had cash and cash equivalents on hand of $35,470,838.

Investments as of September 30, 2010 were $600,626,487 as compared to $586,435,496 as of December 31, 2009. The increase was primarily due to net trading gains during the nine months ended September 30, 2010, partially offset by net redemptions made by the Company from the Investment Funds.

Due to Managing Member represents the management fees due to the Managing Member. Due to Managing Member as of September 30, 2010 was $1,938,587 as compared to $1,288,968 as of December 31, 2009. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in due to Managing Member is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flows from liquidating its investment positions in the Investment Funds, to the extent necessary, and from new subscriptions into the Company are adequate to fund its operations and liquidity requirements.

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

For the nine months ended September 30, 2010 and the fiscal year ended December 31, 2009, the fair value of the Company’s pro-rata share of material investments in the Investees was determined by the following valuation techniques:

September 30, 2010

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.43%	40.04%
GFS	—%	24.93%
GFS Trust	—%	4.67%
GTT	0.84%	28.58%

Total	1.27%	98.22%

December 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	0.07%	40.09%
GFS	—%	22.59%
GFS Trust	—%	6.40%
GTT	0.57%	25.89%

Total	0.64%	94.97%

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of September 30, 2010 and as of December 31, 2009, as indicated by the Fair Value/Value at Risk column, and the Net Trading Gain/(Loss) from January 1, 2010 to September 30, 2010 and from January 1, 2009 to December 31, 2009. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2010 (Unaudited)
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.49%		38.49%		$243,069,165	$(1.4)	(3)
GFS	24.33%		23.71%		149,712,522	8.8	(4)
GFS Trust	4.56%		4.45%		28,071,896	(0.7)	(5)
GTT	28.71%		27.98%		176,711,983	9.5	(7)
HFPO	0.12%		0.12%		744,218	(0.1)	(8)
GRV	0.38%		0.37%		2,316,703	0.1	(6)

Total	97.59	%(10)	95.12	%(9)	$600,626,487	$16.2

	Year Ended December 31, 2009 (Audited)
			% of
	% of		Adjusted			Net Trading
	Members’		Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		Equity(2)		at Risk	(In millions)	Liquidity

GELS	39.40%		37.98%		$235,518,832	$24.2	(3)
GFS	22.17%		21.36%		132,477,127	22.5	(4)
GFS Trust	6.28%		6.05%		37,532,758	2.2	(5)
GTT	25.97%		25.03%		155,217,816	8.1	(7)
HFPO	3.48%		3.36%		20,801,289	2.1	(8)
GRV	0.82%		0.79%		4,887,674	1.5	(6)

Total	98.12	%(10)	94.57	%(9)	$586,435,496	$60.6

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Adjusted members’ equity, used in the calculation of the fair value of the Investees as a percentage of adjusted members’ equity, represents members’ equity excluding Redemptions payable in the amount of $15,977,410 at September 30, 2010 and Redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(4)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(5)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(6)	GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(7)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(8)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of its remaining underlying investments range from two to five years.

(9)	The total value of the Company’s investment in the Investees was less than 100% of adjusted members’ equity because adjusted members’ equity reflected cash and cash equivalents greater than total liabilities excluding Redemptions payable in the amount of $15,977,410 that was payable at September 30, 2010 and $22,410,715 that was payable at December 31, 2009.

(10)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2010, the Managing Member had full position level transparency for approximately 37% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 38% GELS, 24% GFS, 4% GFS Trust and 28% GTT as of September 30, 2010 as a percentage of adjusted members’ equity, which excluded redemptions paid after September 30, 2010. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2010 to September 30, 2010, aggregate subscriptions totaled $59,298,042. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2010	Class A Series 77	76,950.00	11	$7,695,000
February 1, 2010	Class A Series 78	62,345.96	10	6,234,596
March 1, 2010	Class A Series 79	71,456.60	12	7,145,660
April 1, 2010	Class A Series 80	56,950.00	13	5,695,000
May 1, 2010	Class A Series 81	201,150.00	19	20,115,000
June 1, 2010	Class A Series 82	12,294.48	2	1,229,448
June 1, 2010	Class A Series 83	5,460.80	1	546,080
June 1, 2010	Class A Series 84	34,000.00	8	3,400,000
July 1, 2010	Class A Series 85	16,500.00	4	1,650,000
August 1, 2010	Class A Series 86	21,942.58	8	2,194,258
September 1, 2010	Class A Series 87	33,930.00	10	3,393,000

Total		592,980.42	98	$59,298,042

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $18,974,200 during the three months ended September 30, 2010.

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

Date: November 15, 2010

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002