Form 10-K
period 2010-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2011-03-28
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2010 held by non-affiliates was $616,030,426. The Registrant had 4,991,340 Units of Limited Liability Company Interests outstanding as of March 28, 2011.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a Delaware limited liability company that is a wholly-owned subsidiary of the Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). As of December 31, 2010, the Company had net assets of $621,793,993.

From its inception, the Company has grown through subscriptions of new investors. While there have been certain periods where the Company has only taken in investments from existing investors and limited subscriptions from new qualified investors, since October 2004, the Company has been accepting additional amounts from new subscriptions and the Company has continued to do so through December 31, 2010. For the period from December 31, 2009 through December 31, 2010, the Company had 103 new investors and approximately $65 million of aggregate subscriptions from existing and new investors. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. From January 1, 2010 to December 31, 2010, aggregate redemptions totaled $70 million. In January 2011, the Company satisfied redemption requests in the amount of approximately $19 million.

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

The Company may also allocate assets to an Advisor (other than through an investment in an Investment Fund) by investing in an Advisor Fund, establishing a Managed Account or investing in a Portfolio Company (each, as defined below). See “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors”. The assets of each

Investment Fund are allocated to Advisors, directly or indirectly, by, among other means, (i) investing in investment funds managed by the Advisor (each, an “Advisor Fund” and collectively, the “Advisor Funds”), (ii) investing with an Advisor pursuant to an investment management agreement in respect of a discretionary managed account (each, a “Managed Account” and collectively, the “Managed Accounts”), or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (each, a “Portfolio Company” and collectively, the “Portfolio Companies”) that has entered into an investment management agreement with an Advisor in respect of a Managed Account established by such Portfolio Company. See “PORTFOLIO COMPANIES” (references herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company’s investments through the Investment Funds with certain Advisors.

The Investment Funds, GRV and HFPO are each a Delaware limited liability company and GFS Trust is a Delaware statutory trust. A brief description of the investment objective and approach of each of the current Investees is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investees and the Performance of the Investees”.

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

As of the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, the members’ equity of the Company was substantially allocated among the Investees approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investees. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2010, 2009, 2008, 2007 and 2006 also provide the approximate allocations among the Investees as a percentage of members’ equity. Members’ equity is reduced by member redemptions of $18,895,114 at December 31, 2010, $22,410,715 at December 31, 2009, $28,982,893 at December 31, 2008, $22,708,145 at December 31, 2007 and $23,701,199 at December 31, 2006, which is reflected in Redemptions payable on the Balance Sheet of the financial statements as a liability under

U.S. GAAP. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing information supplied by each individual Investees net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future,” “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2010

		Fair Value of
	Fair Value of	Company’s
	Company’s	Investment as a % of
Investee	Investment in $ Amount	Members’ Equity (1)

GELS	$248,593,542	39.98%
GFS	$157,347,212	25.30%
GFS Trust	$23,188,415	3.73%
GRV	$1,649,094	0.27%
GTT	$181,173,125	29.14%
HFPO	$735,686	0.12%

Total	$612,687,074	98.54	%(2)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents held by the Company and not invested in the Investees.

December 31, 2009

		Fair Value of
	Fair Value of	Company’s
	Company’s	Investment as a % of
Investee	Investment in $ Amount	Members’ Equity (1)

GELS	$235,518,832	39.40%
GFS	$132,477,127	22.17%
GFS Trust	$37,532,758	6.28%
GRV	$4,887,674	0.82%
GTT	$155,217,816	25.97%
HFPO	$20,801,289	3.48%

Total	$586,435,496	98.12	%(2)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480,

“Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents held by the Company and not invested in the Investees.

December 31, 2008

		Fair Value of
	Fair Value of	Company’s
	Company’s	Investment as a % of
Investee	Investment in $ Amount	Members’ Equity (1)

GELS	$182,311,620	29.89%
GFS	$212,189,214	34.79%
GRV	$59,060,101	9.68%
GTT	$119,121,670	19.53%
HFPO	$42,106,058	6.91%

Total	$614,788,663	100.80	%(2)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable at December 31, 2008.

December 31, 2007

		Fair Value of
	Fair Value of	Company’s
	Company’s	Investment as a % of
Investee	Investment in $ Amount	Members’ Equity (1)

GELS	$225,759,808	33.16%
GFS	$257,594,595	37.84%
GRV	$84,319,166	12.38%
GTT	$97,949,282	14.39%
HFPO	$36,813,437	5.41%

Total	$702,436,288	103.18	%(2)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable at December 31, 2007.

December 31, 2006

		Fair Value of
	Fair Value of	Company’s
	Company’s	Investment as a % of
Investee	Investment in $ Amount	Members’ Equity (1)

GELS	$243,737,514	36.81%
GFS	$240,699,867	36.36%
GRV	$98,479,997	14.87%
GTT	$103,332,963	15.61%

Total	$686,250,341	103.65	%(2)

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investments in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses and Redemptions payable at December 31, 2006.

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2010, 2009, 2008, 2007, and 2006, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES AND EXPENSES”.

January 1, 2010 — December 31, 2010

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	4.82%
Class A Series 45	January 2008	4.82%
Class A Series 46	February 2008	4.80%
Class A Series 47	March 2008	4.82%
Class A Series 48	April 2008	4.81%
Class A Series 49	May 2008	4.82%
Class A Series 50	June 2008	4.82%
Class A Series 51	July 2008	4.82%
Class A Series 52	August 2008	4.82%
Class A Series 53	September 2008	4.75%
Class A Series 54	October 2008	4.58%
Class A Series 66	September 2009	4.82%
Class A Series 67	September 2009	4.82%
Class A Series 68	September 2009	4.82%
Class A Series 69	September 2009	4.82%
Class A Series 70	September 2009	4.82%
Class A Series 71	September 2009	4.82%
Class A Series 72	September 2009	4.82%
Class A Series 73	September 2009	4.82%
Class A Series 77	January 2010	4.58%
Class A Series 78	February 2010	4.73%
Class A Series 79	March 2010	4.50%
Class A Series 80	April 2010	3.32%
Class A Series 81	May 2010	2.82%
Class A Series 82	April 2010	3.56%
Class A Series 83	April 2010	3.56%
Class A Series 84	June 2010	4.90%
Class A Series 85	July 2010	6.01%
Class A Series 86	August 2010	5.34%
Class A Series 87	September 2010	4.85%
Class A Series 88	October 2010	3.01%
Class A Series 89	November 2010	1.62%
Class A Series 90	December 2010	1.84%

(1)	As of December 31, 2010, the Company had 33 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, 53, 54, 77 through 81, and 84 through 90 were converted into Class A Series 46 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the period during which the units were outstanding in 2010.

January 1, 2009 — December 31, 2009

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.07%
Class A Series 45	January 2008	9.07%
Class A Series 46	February 2008	9.07%
Class A Series 47	March 2008	9.07%
Class A Series 48	April 2008	9.07%
Class A Series 49	May 2008	9.07%
Class A Series 50	June 2008	9.07%
Class A Series 51	July 2008	9.07%
Class A Series 52	August 2008	9.07%
Class A Series 53	September 2008	9.07%
Class A Series 54	October 2008	8.96%
Class A Series 55	November 2008	8.76%
Class A Series 56	December 2008	8.66%
Class A Series 57	January 2009	8.61%
Class A Series 58	February 2009	7.74%
Class A Series 59	March 2009	7.91%
Class A Series 60	April 2009	7.94%
Class A Series 61	May 2009	7.18%
Class A Series 62	June 2009	5.15%
Class A Series 63	July 2009	5.08%
Class A Series 64	August 2009	3.95%
Class A Series 65	September 2009	2.68%
Class A Series 66	September 2009	2.82%
Class A Series 67	September 2009	2.82%
Class A Series 68	September 2009	2.82%
Class A Series 69	September 2009	2.82%
Class A Series 70	September 2009	2.82%
Class A Series 71	September 2009	2.82%
Class A Series 72	September 2009	2.82%
Class A Series 73	September 2009	2.82%
Class A Series 74	October 2009	1.22%
Class A Series 75	November 2009	1.39%
Class A Series 76	December 2009	0.16%

(1)	As of December 31, 2009, the Company had 33 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. Class A Series Units (other than Class A Series 1) issue in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the period during which the units were outstanding in 2009.

January 1, 2008 — December 31, 2008

	Date of Issuance of	Net Return for Period
Series of Units(1)	Units	Outstanding(2)

Class A Series 1	—	(13.71)%
Class A Series 45	January 2008	(13.71)%
Class A Series 46	February 2008	(12.20)%
Class A Series 47	March 2008	(14.00)%
Class A Series 48	April 2008	(12.45)%
Class A Series 49	May 2008	(13.27)%
Class A Series 50	June 2008	(14.85)%
Class A Series 51	July 2008	(14.90)%
Class A Series 52	August 2008	(12.59)%
Class A Series 53	September 2008	(11.44)%
Class A Series 54	October 2008	(6.48)%
Class A Series 55	November 2008	(2.77)%
Class A Series 56	December 2008	(0.97)%

(1)	As of December 31, 2008, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2008.

January 1, 2007 — December 31, 2007

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	11.51%
Class A Series 33	January 2007	11.51%
Class A Series 34	February 2007	9.77%
Class A Series 35	March 2007	8.90%
Class A Series 36	April 2007	7.95%
Class A Series 37	May 2007	6.21%
Class A Series 38	June 2007	3.95%
Class A Series 39	July 2007	3.43%
Class A Series 40	August 2007	3.54%
Class A Series 41	September 2007	5.58%
Class A Series 42	October 2007	3.87%
Class A Series 43	November 2007	0.36%
Class A Series 44	December 2007	0.73%

(1)	As of December 31, 2007, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2007.

January 1, 2006—December 31, 2006

	Date of Issuance of	Net Return for Period
Series of Units (1)	Units	Outstanding (2)

Class A Series 1	—	9.03%
Class A Series 21	January 2006	9.03%
Class A Series 22	February 2006	6.00%
Class A Series 23	March 2006	5.51%
Class A Series 24	April 2006	3.82%
Class A Series 25	May 2006	2.32%
Class A Series 26	June 2006	4.28%
Class A Series 27	July 2006	4.74%
Class A Series 28	August 2006	4.84%
Class A Series 29	September 2006	4.06%
Class A Series 30	October 2006	4.77%
Class A Series 31	November 2006	3.21%
Class A Series 32	December 2006	1.37%

(1)	As of December 31, 2006, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2007, Class A Series 21 through Class A Series 32 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2006.

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

			Barclays	MSCI
	Company	3 Month	Aggregate	World	S&P 500
Investment Period	(1)	LIBOR	Bond Index	Index	Index

1/1/2010—12/31/2010	4.82%	0.34%	6.56%	11.76%	15.06%
1/1/2009—12/31/2009	9.07%	0.87%	5.93%	29.99%	26.46%
1/1/2008—12/31/2008	(13.71)%	3.56%	5.24%	(40.71)%	(37.00)%
1/1/2007—12/31/2007	11.51%	5.32%	6.96%	9.04%	5.49%
1/1/2006—12/31/2006	9.03%	5.10%	4.33%	20.07%	15.79%

(1)	Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45 through 54, 66 through 73, 77 through 90 for 2010, Class A Series 45 through 76 for 2009, Class A Series 45 through 56 for 2008, Class A Series 33 through 44 for 2007, and Class A Series 21 through 32 for 2006.

Description of the Investees and the Performance of the Investees

The annual net returns shown for each Investee in the tables below have been computed based on the performance of the respective Investee net of all expenses allocated by each Investee to the Company for periods shown following the commencement of the Company. Past performance of the Investees is not indicative of future results which may vary significantly. The Company owns “no-fee-shares” in each Investee and accordingly the Company was not charged any incentive allocation or management fee by the Managing Member in its capacity as managing member of each of the Investees. See “FEES AND EXPENSES”. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreements. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Goldman Sachs Global Equity Long/Short, LLC

GELS’ investment objective is to target attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2010, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 31 Advisor Funds, although this number may change materially over time as determined by GELS’ managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this Investment Sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions; (iii) focus on companies with certain ranges of market capitalization; or (iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. Other strategies may be employed as well. The managing member of GELS generally will not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation.

Individuals and entities affiliated with the GS Group (as defined below), including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 63% of GELS as of December 31, 2010.

For the past five years from January 1, 2006 to December 31, 2010, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	3.90%
1/1/2009 — 12/31/2009	13.37%
1/1/2008 — 12/31/2008	(16.75)%
1/1/2007 — 12/31/2007	11.70%
1/1/2006 — 12/31/2006	11.91%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GELS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2006, 2007, 2008, 2009 and 2010 are net of an administration fee paid by GELS to SEI Global Services, Inc. (“SEI”), who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2006, 2007, 2008, 2009 and 2010.

Goldman Sachs Global Fundamental Strategies, LLC

GFS’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2010, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 17 Advisor Funds, although this number may change materially over time as determined by GFS’s managing member. Prior to April 1, 2008, GFS’s managing member generally did not allocate more than 25% of GFS’s total assets to any single Advisor at the time of allocation. Subsequent to April 1, 2008, there are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. Event-driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

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

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 55% of GFS as of December 31, 2010.

For the past five years from January 1, 2006 until December 31, 2010, GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	9.60%
1/1/2009 — 12/31/2009	19.10%
1/1/2008 — 12/31/2008	(19.18)%
1/1/2007 — 12/31/2007	20.22%
1/1/2006 — 12/31/2006	14.57%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GFS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GFS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2006, 2007, 2008, 2009 and 2010 are net of an administration fee paid by GFS to SEI, who became the administrator of GFS on January 1, 2005. No administration fee was paid to GS HFS by GFS in 2006, 2007, 2008, 2009 and 2010.

Goldman Sachs Global Tactical Trading, LLC

GTT’s investment objective is to target attractive long-term, risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. As of December 31, 2010, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 20 Advisor Funds, although this number may change materially over time as determined by GTT’s managing member. GTT’s managing member generally will not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: global macro strategies and managed futures strategies. The first category, global macro strategies, generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. The Advisors use quantitative models or discretionary inputs to forecast the direction of individual markets or subsectors of markets. The Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs. The Advisors also engage in the trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. The second category, managed futures strategies, involve trading in futures and currencies globally, generally using systematic or discretionary approaches. The Advisors use quantitative models or discretionary inputs to speculate on the direction of the individual markets or subsectors of markets. GTT allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 71% of GTT as of December 31, 2010.

For the past five years from January 1, 2006 to December 31, 2010, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	9.65%
1/1/2009 — 12/31/2009	6.35%
1/1/2008 — 12/31/2008	3.27%
1/1/2007 — 12/31/2007	15.72%
1/1/2006 — 12/31/2006	5.61%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GTT (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2006, 2007, 2008, 2009 and 2010 are net of an administration fee paid by GTT to SEI, who became the administrator of GTT on January 1, 2005. No administration fee was paid to GS HFS by GTT in 2006, 2007, 2008, 2009 and 2010.

Allocations to Other Investees

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

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 60% of GFS Trust as of December 31, 2010.

Since inception until December 31, 2010, GFS Trust had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	1.16%
3/31/2009 — 12/31/2009	5.06%

*	Net return is based on the performance of GFS Trust interests. Interests of GFS Trust (including those issued to the Company) are not subject to management fees or incentive allocations. Returns for periods of less than one year are cumulative and not annualized.

Goldman Sachs Global Relative Value, LLC

GRV ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management.” Historically, GRV’s investment objective was to target attractive risk-adjusted absolute returns with volatility and correlation that was lower than the broad equity markets by allocating assets to Advisors that operated primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed income arbitrage. Other strategies may be employed as well.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 49% of GRV as of December 31, 2010.

For the past five years from January 1, 2006 to December 31, 2010, GRV had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	1.00%
1/1/2009 — 12/31/2009	6.70%
1/1/2008 — 12/31/2008	(9.37)%
1/1/2007 — 12/31/2007	4.53%
1/1/2006 — 12/31/2006	5.89%

*	Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GRV (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of GRV and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2006, 2007, 2008, 2009 and 2010 are net of an administration fee paid by GRV to SEI, who became the administrator of GRV on January 1, 2005. No administration fee was paid to GS HFS by GRV in 2006, 2007, 2008, 2009 and 2010.

Goldman Sachs HFP Opportunistic Fund, LLC

The Company currently allocates a portion of its assets to HFPO in order to make opportunistic investments by (a) increasing the weighting of particular Advisor Funds that have low weightings in the Company due to a lower target weight in one of the other Investees, and (b) adding Advisor Funds that are not represented in any of the other Investees at the time of determination. There are no restrictions on the amount of assets of HFPO that its managing member can allocate to any single Advisor Fund, group of Advisor Funds or investment strategy. HFPO has an investment objective to target attractive long-term risk-adjusted absolute returns with lower volatility than the broad equity markets. To achieve its objective, HFPO, directly or indirectly, allocates its assets to, or invests in entities managed by, a concentrated portfolio of Advisor Funds that employ a broad range of alternative investment strategies primarily within one or more of the Investment Sectors. HFPO is managed by the Managing Member. The

Company is not charged an additional management fee or performance-based fee or allocation by the Managing Member, in its capacity as managing member of HFPO, in connection with its investment therein.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned 100% of HFPO as of December 31, 2010.

HFPO was organized on June 25, 2007 and commenced operations on July 1, 2007. For the six month period ended December 31, 2007 and for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, HFPO had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period

1/1/2010 — 12/31/2010	(5.28)%
1/1/2009 — 12/31/2009	11.27%
1/1/2008 — 12/31/2008	(4.51)%
7/1/2007 — 12/31/2007	(10.26)%

*	Net return is based on the performance of Class A Series 1 units. Class A Series 1 units of HFPO (including those issued to the Company) are not subject to management fees paid or incentive allocations made to GS HFS as managing member of HFPO and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. Returns for periods less than one year are cumulative and not annualized. The returns shown are net of an administration fee paid by HFPO to SEI, who became the administrator of HFPO on July 1, 2007. No administration fee was paid to GS HFS by HFPO in 2007, 2008, 2009 and 2010.

Historically, the Managing Member has allocated its assets to all of the Investment Sectors through allocations to GTT, GELS, GRV and GFS and HFPO. Since April 1, 2008, the Managing Member had no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. Currently the Managing Member has allocated less than 1% of assets to GRV and HFPO and less than 4% of assets to GFS Trust.

Overview of the Investment Process of the Investment Funds

In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process that includes Advisor selection, portfolio design and ongoing risk analysis and monitoring. The Goldman Sachs Group, Inc. acquired the assets and business of Commodities Corporation Limited, a Princeton, New Jersey-based asset management firm established in 1969, specializing in alternative investments, and contributed them to a newly formed wholly owned subsidiary, Commodities Corporation LLC, which was renamed Goldman Sachs Princeton LLC in May 2001, and which changed its name to Goldman Sachs Hedge Fund Strategies LLC in December 2004. The Managing Member (together with predecessor entities) has over 40 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented (i.e., returns not measured against a benchmark) or “skill-based” Advisors. Skill-based Advisors are Advisors which, as a result of their particular investment style and skills, have the potential to be profitable regardless of the direction of the market (i.e., unlike long-only Advisors, which would be expected to make money when markets go up, and not during periods of market decline). The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.

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

Hedging, Leverage and Other Strategies

Hedging

From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company’s portfolio may be exposed. These hedging techniques generally will involve the use of derivative instruments, including swaps, futures and forward contracts, exchange-

listed and over-the-counter put and call options, currency contracts and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company’s assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such hedging techniques. The Company will bear, through its investment in any such entity, its pro rata portion of the expenses and fees of such entity.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Company amended certain terms of the Credit Facility on January 28, 2010, June 1, 2010 and September 1, 2010 to, among other things, extend the maturity date to November 1, 2010 and convert the Credit Facility from a committed facility to an uncommitted facility. Effective as of November 1, 2010, the Credit Facility matured and was terminated. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” and Note 7 to the financial statements for a description of the Credit Facility.

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

Advisors that are directly or indirectly investing Company assets are expected to utilize forward or futures contracts, options, swaps, other derivative instruments, short sales, margin or other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund’s and the Company’s investment portfolio may be subject. See ITEM 1A. “RISK FACTORS”.

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

The Company currently owns units of a class of membership interests of each Investee (“no-fee-shares”) which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. Because the Company owns “no-fee-shares” in each of the Investees, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company’s investments in each of the Investees. The ratios shown below do not reflect the inclusion of the Company’s proportionate shares of expenses of the Investees, including the administration fees paid, directly or indirectly, by the Investees.

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2010 are as follows:

Class A
Series 1

Ratios to average net assets (annualized):
Expenses	1.43%
Incentive allocation	0.00%
Total expenses and incentive allocation	1.43%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2010 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2010.

Fees and	Percentage	Dollar
Expenses	Amount	Amount

Management Fee	1.25%(1)	$12,867
Incentive Allocation	5%(2)	$2,389
Administration Fee	0.02%(3)	$691
Placement Fee	None	None
Entry Fee	None	None
Exit Fee	None	None
Minimum Subscription Amount	N/A	$1,000,000(4)

(1)	The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company, determined as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts; Allocation of Gains and Losses”.

(2)	At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of units if the NAV of such series is above a Prior High NAV (as defined below). See “—Capital Accounts; Allocation of Gains and Losses”.

(3)	Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The Company also continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies and this administration fee ranged from 0.04% to 0.06% for the year ended December 31, 2010. SEI is the administrator of each Investment Fund and certain Portfolio Companies.

(4)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

SEI is the administrator of the Company, the Investment Funds and the Portfolio Companies (the “Administrator”). The Administrator is responsible for, among other things, calculating the NAV for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports; maintaining a registry of ownership and providing certain other administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. Further, the Administrator may assist in the preparation of the Company’s periodic and other reports including filing such reports with the U.S. Securities and Exchange Commission (the “SEC”) and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See ITEM 1A. “RISK FACTORS—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”. From time to time, the terms and conditions of the Administration Agreement may be amended as agreed between the Managing Member and the Administrator.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Other expenses in the Statement of Operations. The Administrator also receives a per investor servicing charge and will be reimbursed by the Company for all of its reasonable out-of-pocket expenses. The Company will also bear its pro rata portion of each Investment Fund’s administration fees.

Each Investment Fund pays SEI an administration fee equal to a percentage of such Investment Fund’s NAV, calculated and paid on a monthly basis, at a rate based on the total assets managed by the managing member of the

Investment Fund that are administered by SEI and its affiliates (the “Administration Fee”). For purposes of determining the Administration Fee, the NAV of the Investment Fund will not be reduced to reflect any accrued but unpaid incentive allocation or management fees payable at the Investment Fund level. In addition, each and each Portfolio Company pays SEI a fee, a portion of which will be borne by the Investment Fund through its investment therein (each, an “Account Administration Fee” and collectively, the “Account Administration Fees”). Each Account Administration Fee will be equal to a percentage of the NAV of the applicable Portfolio Company, calculated and paid on a monthly basis, at a rate which will vary depending on the complexity of the administration of the Portfolio Company and the total assets of Portfolio Companies of a similar type that are administered by SEI. As a result of the foregoing, the amount of the Account Administration Fees borne directly or indirectly by the Company will be greater or lesser depending on the percentage of the Company’s assets that are directly or indirectly allocated to Portfolio Companies, and on the complexity of the administration of such Portfolio Companies. Each Investment Fund will also pay SEI a monthly investor servicing charge for each investor in the Investment Fund and reimburse SEI for reasonable expenses incurred in connection with providing services to the Investment Fund, and the Investment Fund will bear, through its investment in each Portfolio Company, a portion of similar expenses incurred by such Portfolio Company. In the event that the Company allocates assets directly to Advisors rather than through an investment in an Investment Fund, the Company will pay SEI administration fees similar to the administration fees paid at the Investment Fund level.

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

The Managing Member has the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the Company’s LLC Agreement (including in connection with the creation of additional classes or series of units) if required to reflect any such arrangements, in each case without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its personnel and these vehicles may impose no performance-based fees or allocations or performance-

based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report.

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

As a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), HFS is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee and compensation arrangements, types of investments, potential conflicts of interest and other relevant information regarding HFS. A copy of Part 1 of HFS’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). A copy of Part 2 of HFS’s Form ADV will be available on the SEC’s website (www.adviserinfo.sec.gov) in the second quarter of 2011. Until then, a copy of Part 2 of HFS’s Form ADV will be provided to Members upon request.

Goldman Sachs, a bank holding company, and a leading global investment banking, securities and investment management firm, was founded in 1869. GSAM, formed in 1988, is located at 200 West Street, New York, New York 10282. GS HFS is located at 200 West Street, New York, New York 10282.

The Company has no employees. As of December 31, 2010 the Managing Member was supported by approximately 127 employees of the GS Group worldwide, of which approximately 38 allocated at least a portion of their time to portfolio management of the Company and the Investees. The Company’s assets were managed, indirectly through the Company’s investments in the Investees, by approximately 90 Advisors.

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

POTENTIAL CONFLICTS OF INTEREST

General Categories of Conflicts Associated with the Company and the Investment Funds

The Goldman Sachs Group, Inc. is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, government’s and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, The Goldman Sachs Group, Inc., GSAM, the Managing Member (for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, “Goldman Sachs”), purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for Goldman Sachs’ own accounts or for the accounts of Goldman Sachs customers and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which the Company and the Investment Funds directly and indirectly invest.

As described, in the preceding paragraph, Goldman Sachs, including those personnel who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, is engaged in businesses and has interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, the “Advisors”) may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

The activities and interests of Goldman Sachs and the Advisors include potential multiple advisory, transactional, financial and other interests in securities, instruments and companies that may be directly or indirectly purchased or sold by the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies or the Managed Accounts or their service providers, including without limitation the Advisors. These are considerations of which Members should be aware, and which may cause conflicts that could disadvantage the Company or the Investment Funds.

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

Potential Conflicts Relating to Other Activities of Goldman Sachs, Ancillary Benefits, the Selection of Advisors, the Sale of Units and the Allocation of Investment Opportunities

Goldman Sachs’ Other Activities May Have an Impact on the Selection of Advisors for each Investment Fund

The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs’ activities, Goldman Sachs’ other activities, individually or in the aggregate, may have a negative effect on the Company. It is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, or may provide a variety of products and services to Advisors or their businesses. The amount of such compensation, commissions, payments, rebates, remuneration, investment activity, services or other benefits to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds. In addition, the managing member of the Investment Funds will face potential conflicts in making determinations as to whether the Company should make allocations to or withdraw funds from Advisors that have other business relationships with the managing member of the Investment Funds.

As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under “General Categories of Conflicts Associated with the Company and the Investment Funds”, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. As a result, Goldman Sachs may take positions that are inconsistent with, or adverse to, the investment objective of the Company or any of the Investment Funds.

Goldman Sachs May Derive Ancillary Benefits From Its Relationship With the Company and the Advisors

Goldman Sachs may derive ancillary benefits from providing investment advisory, distribution, transfer agency, administrative and other services to the Company, and providing such services to the Company may enhance Goldman Sachs’ relationships with various parties, facilitate additional business development, and enable Goldman Sachs to obtain additional business and generate additional revenue.

In addition, Goldman Sachs may derive ancillary benefits from certain decisions made by the Managing Member. While the Managing Member, as the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, allocations, compensation, remuneration and other benefits to Goldman Sachs (including benefits relating to investment and business relationships of Goldman Sachs) arising from those decisions may be greater as a result of Advisor selection and certain portfolio, investment, service provider or other decisions made by the Managing Member for the Company and the Investments Funds, respectively, than they would have been had other decisions been made which also might have been appropriate for the Company or the Investment Funds, and such fees, allocations, compensation and remuneration will not be reduced by any fees payable by the Company or an Investment Fund in connection with any allocation to such Advisors. For example, Goldman Sachs or Client/GS Accounts (as defined below) may have significant equity, profits or other interests in the Advisor or may have entered into arrangements with the Advisor in which the Advisor would share with Goldman Sachs or a Client/GS Account a material portion of its fees or allocations (including, without limitation, fees earned by the Advisor as a result of the Company’s or an Investment Fund’s allocation of assets to an Advisor Fund managed by the Advisor). Payments to Goldman Sachs (either directly from the Advisor or in the form of fees or allocations payable by the Client/GS Accounts) will generally increase as the amount of assets that an Advisor manages increases. Therefore, investment by the Company or an Investment Fund with an Advisor where Goldman Sachs or a Client/GS Account has a fee and/or profit sharing arrangement or other interest in the equity or profits of the Advisor may result in additional revenues to Goldman Sachs and its personnel. The relationship Goldman Sachs or Client/GS Accounts have with an Advisor may also result in the Managing Member being incentivized to increase the Company’s or the Investment Fund’s investment with the Advisor or to retain its investment with such Advisor. Also, the Managing Member may make the decision to have Goldman Sachs provide administrative or other services to the Company or the Investment Funds instead of hiring an unaffiliated administrator or service provider, provided that such engagement is on market terms as determined by the Company in its sole discretion.

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. An Advisor or its affiliates may offer Goldman Sachs investment opportunities because of the amount of assets managed by an Advisor and its affiliates for Goldman Sachs and Client/GS Accounts, including the Company and the Investment Fund, but such opportunities may not be allocated to the Company or the Investment Funds or such other Client/GS Accounts as described under “—Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts” below. Therefore, investment (or continued investment) by the Company or an Investment Fund with an Advisor where Goldman Sachs or a Client/GS Account are being offered investment opportunities by the Advisor may result in additional investment opportunities to Goldman Sachs and its personnel. Neither the Company nor any of the Investment Funds will be entitled to compensation in connection with investments that are not allocated to the Company or the Investment Funds (or not fully allocated to the Company or the Investment Funds) and are allocated to other Client/GS Accounts.

Goldman Sachs may also provide brokerage or other services to Advisors or act as prime broker for Advisors. Payments to Goldman Sachs for providing brokerage or other services or acting as prime broker will generally increase as the size of the assets that an Advisor manages increases. Therefore, investment by an Investment Fund (and indirectly the Company) with an Advisor where Goldman Sachs acts as prime broker, or to which Goldman Sachs provides brokerage or other services, will likely result in additional revenues to Goldman Sachs and its personnel. Goldman Sachs may provide research products and other products and services to an Advisor and receive revenues in connection with these activities. Goldman Sachs may receive price discounts or services from Advisors based on its relationships with such Advisors. In connection with services Goldman Sachs may provide Advisors, Goldman Sachs will act in its own commercial interests and will not be obligated to take actions beneficial to the Company. As a result, investment with Advisors will be subject to many of the same conflicts arising from Goldman Sachs, activities described herein.

The Managing Member or the managing member of an Investment Fund may become aware of market or other information regarding an Advisor selected for the Company, may place an Advisor under review or may adjust its assessments of an Advisor at any time and for any reason. The Managing Member or the managing member of the relevant Investment Fund may continue to retain such Advisor regardless of such information, review or adjustment in assessments. The Managing Member or such managing member will not be under any obligation to effect transactions on behalf of the Company as a result of such information, review or adjustment in assessments. Goldman Sachs (on its own behalf or on behalf of certain Client/GS Accounts) may take any action, including, but not limited to, the sale of investments, the unwinding of hedge positions in connection with derivative transactions entered into with respect to such Advisor, or redemptions from such Advisor, based on any information, of which it becomes aware, any review it undertakes or any adjustment in its assessments, at any time and without notice to the Company or to other clients. Such actions by Goldman Sachs may differ from, and may conflict with, advice given or investment decisions made by the Managing Member on behalf of the Company and may have an adverse effect on the Company.

In addition, if an Advisor provides fee “breakpoints,” such breakpoints may be affected by Goldman Sachs’ business relationships and levels or accounts other than with respect to the Company or the Investment Funds, and may directly or indirectly benefit Goldman Sachs and other proprietary or client accounts of Goldman Sachs. The Company and the Investment Funds will not be entitled to any compensation with respect to such benefits received by Goldman Sachs and such other parties.

Goldman Sachs may also serve as an Advisor with respect to Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs will receive compensation in connection with acting as an Advisor, and such compensation will not be reduced by any fees payable in accordance with any investments made by Goldman Sachs as Advisor of such Advisor Fund, Portfolio Company or Managed Account (i.e., there could be “double fees” involved in making any such investment, which would not arise in connection with the direct purchase of underlying investments by an Advisor Fund, Portfolio Company or Managed Account). Such fees to Goldman Sachs may be greater as a result of the selection of certain Advisor Funds, Portfolio Companies and Managed Accounts managed by Goldman Sachs than they would have been had other Advisor Funds, Portfolio Companies and Managed

Accounts managed by Goldman Sachs been selected which also might have been appropriate for the Investment Fund. See “—Potential Conflicts in Connection with Investments in Affiliated Funds.”

Goldman Sachs’ Financial and Other Interests May Incentivize Goldman Sachs to Promote the Sale of Units

Goldman Sachs, its personnel and other financial service providers have interests in promoting sales of interests in the Company, the Investment Funds and certain Advisors. With respect to both Goldman Sachs and its personnel, the remuneration and profitability relating to services to and sales of interests in the Company and the Investment Funds or other products may be greater than the remuneration and profitability relating to services to and sales of other products that might be provided or offered. Goldman Sachs and its personnel may directly or indirectly receive a portion of the fees and commissions charged to the Company, the Investment Funds or their respective investors.

Goldman Sachs and its advisory and other personnel may also benefit from increased amounts of assets under management. Certain compensation earned by the Managing Member and Goldman Sachs, for example, will be based on the Company’s or the Investment Funds’ assets under management. These fees will be paid out of the Company’s or the Investment Funds’ assets and will reduce the value of the Members’ units. Although these fees are generally based on asset levels, they are not directly contingent on the Company’s or the Investment Funds’ performance, and Goldman Sachs would still receive significant compensation even if the Members’ units decrease in value. Goldman Sachs may also benefit from equity, profits or other interests in Advisors or arrangements in which the Advisors agree to share their fees or allocations with Goldman Sachs, its personnel or Client/GS Accounts.

Goldman Sachs and its personnel may receive greater compensation or greater profit in connection with the Company or the Investment Funds than with an account advised by an unaffiliated investment advisor. Differentials in compensation may be related to the fact that Goldman Sachs may pay a portion of its advisory fee to the unaffiliated investment advisor, or to other compensation arrangements, including for portfolio management, brokerage transactions or account servicing. Any differential in compensation may create a financial incentive on the part of Goldman Sachs and its personnel to recommend the Company or the Investment Funds over other accounts or products managed by unaffiliated investment advisors or to effect transactions differently in the Company or the Investment Funds as compared to other accounts or products.

In addition, one or more divisions of Goldman Sachs may refer certain investment opportunities to the Managing Member or otherwise provide services to, or enter into other arrangements with, the Managing Member. In connection with such referrals, services or other arrangements involving one or more divisions of Goldman Sachs, such divisions may engage in sharing of fees or other compensation received by the Managing Member from the Company or the Investment Funds.

Sales Incentives and Related Conflicts Arising from Goldman Sachs’ Financial and Other Relationships with Intermediaries

Goldman Sachs may also have relationships with, and purchase, distribute or sell services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultants’ points of view on the investment management process. Consultants and other third parties that provide consulting or other services or provide service platforms for employee benefit plans to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company, the Investment Funds or the Advisor Funds in connection with the distribution of units or interests in the Investment Funds or the Company, or other Goldman Sachs products. For example, Goldman Sachs may enter into revenue or fee-sharing arrangements with consultants, service providers, and other intermediaries relating to investments in investment products or services offered, sponsored, managed or advised by the Managing Member. Goldman Sachs may also pay a fee for membership in industry-wide or state and municipal organizations or otherwise help sponsor conferences and educational forums for investment industry participants including, but not limited to, trustees, fiduciaries, consultants, administrators, state and municipal personnel and other clients. Goldman Sachs’ membership in such organizations allows Goldman Sachs to participate in these conferences and educational forums and helps Goldman Sachs interact with conference participants and develop an understanding of the points of view and challenges of the conference participants. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or in the Company or Investment Funds or that may recommend investments with the Advisors or distribute Advisor Fund, Company or Investment Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. In addition, Goldman Sachs, including the Managing Member, may make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions. As a result of the relationships and arrangements described in this paragraph, consultants, distributors and other parties may have conflicts associated with their promotion of the Company, the Investment Funds or the Advisors, or other dealings with the Company, the Investment Funds or the Advisors, that create incentives for them to promote the Company, the Investment Funds, the Advisors or certain portfolio transactions.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Company or the Investment Funds and Other Goldman Sachs Accounts

Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company and the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests and could benefit as a result of an allocation decision or in situations where Goldman Sachs may have an incentive to prefer certain funds or accounts over others. For example, the Company or the Investment Funds may be competing for investment opportunities with current or future accounts or funds sponsored, managed or advised by Goldman Sachs (including the Managing Member), including current of future accounts or funds managed by the same portfolio management team, or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (each a “Client/GS Account” and collectively, the “Client/GS Accounts”). In addition, certain Advisors may have other commercial relationships with Goldman Sachs, including being investors in Client/GS Accounts. These Client/GS Accounts may provide greater fees or other compensation or other benefits (including performance-based fees, equity, profit or other interests) to Goldman Sachs (including the Managing Member) and potentially to Goldman Sachs personnel (including personnel of the Managing Member).

Goldman Sachs may sponsor, manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or the Investment Funds and/or may seek to invest with Advisors with which the Company or the Investment Funds invest or that would be an appropriate investment for the Company or the Investment Funds or make investments or sell investments in securities or other instruments, sectors or strategies in which Advisors to which the Company or the Investment Funds have allocated assets may invest. This may create potential conflicts and potential differences among Client/GS Accounts (including the Company or the Investment Funds), particularly where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. For example, if Goldman Sachs has negotiated different investment terms (including, without limitation, lower fees or more frequent liquidity than other investors) with an Advisor but the Advisor limits the size of the investment by Goldman Sachs that will be subject to such terms, or a Client/GS Account wishes to transfer an existing investment that is subject to different terms to other Client/GS Accounts, Goldman Sachs may face potential conflicts in connection with the allocation of such investments among Client/GS Accounts. In addition, opportunities may arise to enter into economic arrangements with Advisors in which an Advisor may agree to reduce or rebate fees, allocations or other compensation to an investor, or agree to pay or share some or all of the fees, allocations or other compensation earned by the Advisor, or to take equity, profits or other interests in Advisors or their businesses. Transactions in investments by multiple Client/GS Accounts (including accounts in which Goldman Sachs and its personnel have an interest), other clients of Goldman Sachs or Goldman Sachs itself may have the effect of diluting or otherwise negatively affecting the values, liquidity or investment strategies associated with Advisor Funds, Portfolio Companies or Managed Accounts and the securities held by Client/GS Accounts and the Advisor Funds, Portfolio Companies and Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies.

The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities and make purchase and sale decisions among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion, to be reasonable. In certain cases, these policies result in the pro rata allocation of limited opportunities across certain Client/GS Accounts, but in certain other cases the allocations reflect numerous other factors based upon the Managing Member’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of each Client/GS Account and applying a variety of factors including those described below. The Managing Member seeks to treat all clients reasonably in light of all factors relevant to managing an account, and in some cases it is possible that the application of the factors described below may result in allocations in which certain accounts may receive an allocation when other accounts do not. The application of these factors as described below may result in allocations in which Goldman Sachs and Goldman Sachs employees may receive an allocation or an opportunity not allocated to other Clients/GS Accounts (including the Company and the Investment Funds). Allocations may be based on numerous factors and may not be pro rata based on assets managed.

The Managing Member may make allocation related decisions for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors. These factors, which are applied using the Managing Member’s reasonable judgment, may include, without limitation, (i) account investment horizons, investment objectives and guidelines; (ii) different levels of investment for different strategies including sector oriented, concentrated new opportunities or other strategies; (iii) client-specific investment guidelines and restrictions; (iv) the expected future capacity of applicable Client/GS Accounts; (v) tax sensitivity of accounts; (vi) suitability requirements and the nature of the investment opportunity; (vii) account turnover guidelines; (viii) cash and liquidity considerations, including without limitation, availability of cash for investment; (ix) relative sizes and expected future sizes of applicable accounts; (x) expected future capacity of the applicable Advisor; (xi) availability of other appropriate investment opportunities; (xii) regulatory restrictions affecting certain accounts, (xiii) relative size of previous investments made by Client/GS Accounts with respect to the new investment opportunity; and/or (xiv) minimum denomination, minimum increments, and de minimis threshold considerations. Suitability considerations can include without limitation (i) relative attractiveness of a strategy or Advisor to different accounts; (ii) concentration of sector, sub-strategy or Advisor positions in an account; (iii) appropriateness of an investment for the benchmark and benchmark sensitivity of an account; (iv) an account’s risk tolerance and parameters; (v) use of the opportunity as a replacement for an investment Goldman Sachs believes to be attractive for an account; and/or (vi) considerations related to giving a subset of accounts exposure to an industry. Reputational matters and other such considerations may also be considered. The application of these principles may cause differences in the performance of different Client/GS Accounts trading similar strategies.

During periods of unusual market conditions, GS HFS, in its capacity as the Managing Member and managing member of the Investment Funds, may deviate from its normal allocation practices. During such periods, the Managing Member will seek to exercise a disciplined process for determining allocations (including to Advisor Funds or Portfolio Companies in which Goldman Sachs or its personnel have an interest), as it determines in its sole discretion.

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

Goldman Sachs and Client/GS Accounts, including Client/GS Accounts which have investment objectives and utilize investment strategies similar to those of the Company, may invest in the Investment Funds, Advisor Funds and Portfolio Companies, as appropriate. Such Client/GS Accounts may also seek to invest in funds managed by, or enter into managed account agreements with, Advisors to which it would be appropriate for the Company or the Investment Funds to allocate assets.

Notwithstanding anything in the foregoing, the Company and the Investment Funds may or may not receive, but in any event will have no rights with respect to, opportunities sourced by Goldman Sachs businesses and affiliates. Such opportunities or any portion thereof may be offered to other Client/GS Accounts, Goldman Sachs, all or certain investors in the Company or the Investment Funds, or such other persons or entities as determined by

Goldman Sachs in its sole discretion. The Company and the Investment Funds will have no rights and will not receive any compensation related to such opportunities.

Other Potential Conflicts Relating to the Management of the Company and the Investment Funds

Potential Restrictions and Issues Relating to Information Held by Goldman Sachs

As a result of informational barriers constructed between different divisions and areas of Goldman Sachs or other policies and procedures of Goldman Sachs, the Managing Member will generally not have access to information and personnel in other areas of Goldman Sachs. Therefore, the Managing Member will generally not be able to manage the portfolios of the Company or the Investment Funds with the benefit of information held by other divisions of Goldman Sachs. However, although it is under no obligation to do so, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel, and in certain circumstances, personnel of affiliates of the Managing Member may have input into, or make determinations regarding, portfolio management transactions for the Company or the Investment Funds, and may receive information regarding the Managing Member’s proposed investment activities for the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. For example, in connection with the Advisor selection process, the Managing Member may request certain information about an Advisor from personnel in other areas of Goldman Sachs that have previously had contact with or obtained information about such Advisor (including, without limitation, as a result of Goldman Sachs providing such Advisor or its affiliates, principals or Advisor Funds with prime brokerage or other services). Such personnel may, for various reasons, determine not to share the requested information with the Managing Member or to share only a portion of the requested information and, as a result, the Managing Member may form a different opinion of the applicable Advisor than it would have had it received all of the requested information. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.

The Managing Member makes decisions for the Company and the Investment Funds based on their respective investment programs. The Managing Member from time to time may have access to certain fundamental analysis and proprietary technical models developed by Goldman Sachs and its personnel. The Managing Member will not be under any obligation, however, to effect transactions on behalf of the Company or the Investment Funds in accordance with such analysis and models. The Managing Member may effect transactions for the Company and the Investment Funds that differ from research or analyses issued by Goldman Sachs or by the Managing Member itself in various contents. Goldman Sachs has, and different areas within the Managing Member have, no obligation to seek information or to make available to or share with the Company or the Investment Funds any information, research, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities. Goldman Sachs may restrict transactions for itself, but not for the Company or the Investment Funds or vice versa. Goldman Sachs and certain of its personnel, including the Managing Member’s personnel or other Goldman Sachs personnel advising or otherwise providing services to the Company or the Investment Funds, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company or the Investment Funds. The Company or the Investment Funds could sustain losses during periods in which Goldman Sachs and other Client/GS Accounts achieve significant profits in connection with Goldman Sachs’ trading for proprietary or other Client/GS Accounts.

From time to time, Goldman Sachs may come into possession of material, non-public information or other information that could limit the ability of an Investment Fund to invest with Advisors or reduce Company or Investment Fund allocations made to Advisors. The Investment Fund’s and, in turn, the Company’s investment flexibility may be constrained as a consequence. The Managing Member and the Advisors are generally not permitted to obtain or use material non-public information in effecting purchases and sales of securities for the Company or Investment Funds, including interests in Advisor Funds.

Goldman Sachs conducts extensive broker-dealer, banking and other activities around the world and operates a business known as Goldman Sachs Securities Services (“GSS”), which provides prime brokerage, administrative and other services to clients which may involve Advisors and markets and securities in which the Company or the Investment Funds and the Advisors invest. These businesses will give GSS and many other parts of Goldman Sachs broad access to the current status of certain markets, investments and funds, and detailed knowledge about fund operators. In addition, given Goldman Sachs’ scale of activity in the prime brokerage market, Goldman Sachs may act as a prime broker to one or more Advisor Funds in which the Company or the Investment Funds may invest, in which case Goldman Sachs will have direct knowledge concerning the investments and transactions of such Advisor Funds. Goldman Sachs may also obtain knowledge about certain Advisors in connection with administering managed account platforms or its activities related to Structured Investment Products (as defined below). As a result of the activities described in this paragraph and the access and knowledge arising from those activities, parts of Goldman Sachs may be in possession of information in respect of markets, investments, Advisors and funds, which, if known to the Managing Member, might cause the Managing Member to seek to dispose of, retain or increase interests in investments held by the Company or the Investment Funds or acquire certain positions on behalf of the Company or the Investment Funds or take other actions. Goldman Sachs will be under no duty to make any such information available to the Managing Member or in particular the personnel of the Managing Member making investment decisions on behalf of the Company or the Investment Funds. In some circumstances, Goldman Sachs personnel may have input into, or make determinations regarding, portfolio management transactions, however, Goldman Sachs is under no duty to make such resources available to the Managing Member. As a result of the foregoing, actions taken by Goldman Sachs may differ from, and may conflict with, advice given or investment decisions made by the Managing Member on behalf of the Company and Investment Funds and may have an adverse effect on the Company and the Investment Funds.

Potential Conflicts Relating to the Valuation of the Investments of the Company and the Investment Funds

The Managing Member oversees the valuation of the investments of the Company and the Investment Funds based on values provided by the Advisors. Certain securities and other assets in which the Company or the Investment Funds may directly or indirectly invest may not have a readily ascertainable market value. Such securities and other assets may constitute a substantial portion of the direct or indirect investments of the Company and the Investment Funds. Although the Company and the Investment Funds generally rely on the valuations of Advisor Funds, Portfolio Companies and Managed Accounts provided by Advisors and the valuations of the Company’s and the Investment Funds’ other assets as determined by the Administrator, the Managing Member may, under certain circumstances, determine that a valuation of the Company’s or an Investment Fund’s assets is inaccurate or incomplete. In such event, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination. The Managing Member generally will value such assets in accordance with the valuation policies described herein, however, the manner in which the Managing Member exercises its discretion with respect to valuation decisions will impact the valuation of the Company’s or an Investment Fund’s assets and, as a result, may adversely affect certain investors in the Company and such Investment Fund and, conversely, may positively affect the Managing Member or its affiliates. In addition, the Managing Member may utilize third-party vendors to perform certain functions, and these vendors may have interests and incentives that differ from those of investors in the Company or the Investment Funds.

Various divisions and units within Goldman Sachs are required to value assets, including in connection with managing or advising Client/GS Accounts and in their capacity as a broker-dealer. These various divisions and units may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets. Goldman Sachs does not, however, have any obligation to engage in such information sharing. Regardless of whether or not the Managing Member has access to such information, to the extent the Managing Member values the assets held by the Company or an Investment Fund, the Managing Member will value investments according to its valuation policies, and may value an identical asset differently than another division or unit of Goldman Sachs. This is particularly the case when an asset does not have a readily ascertainable market price and/or where one division or unit of Goldman Sachs has more recent and/or accurate information about the asset being valued. In addition, because the Company and the Investment Funds generally rely on the valuations of Advisor Funds, Portfolio Companies and Managed Accounts provided by Advisors, Goldman Sachs may hold certain of the same assets that the Company and the Investment Funds hold indirectly through investments in an Advisor Fund, Portfolio Company or Managed Account, but may value such assets differently than the applicable Advisors.

Potential Conflicts Relating to Goldman Sachs’ Proprietary Activities and Activities on Behalf of Other Accounts

The results of the investment activities of the Company and the Investment Funds may differ significantly from the results achieved by Goldman Sachs for its proprietary accounts and from the results achieved by Goldman Sachs for other Client/GS Accounts. The Managing Member will manage the Company, the Investment Funds and the other Client/GS Accounts it manages in accordance with their respective investment objectives and guidelines. However, Goldman Sachs may give advice, and take action (including with respect to voting or similar matters), with respect to any current or future Client/GS Accounts that may compete or conflict with the advice the Managing Member may give to the Company or an Investment Fund or actions taken on behalf of the Company or an Investment Fund, including with respect to the return of the investment, proxy voting, the timing or nature of action relating to the investment or the method of exiting the investment.

Transactions undertaken by Goldman Sachs or Client/GS Accounts may adversely impact the Company and the Investment Funds. Goldman Sachs and one or more Client/GS Accounts may buy, sell or hold positions while the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company. For example, an Advisor may buy a security and Goldman Sachs or Client/GS Accounts may establish a short position in that same security or similar securities. The subsequent short sale may result in impairment of the price of the security which the Advisor holds. Conversely, the Advisor may establish a short position in a security and Goldman Sachs or other Client/GS Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Advisor and such increase in price would be to the detriment of the relevant Investment Fund and the Company.

Further, the Managing Member and other Goldman Sachs affiliates may manage funds or accounts, and Goldman Sachs may be invested in funds or accounts, that have similar investment objectives or portfolios to that of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts, and events occurring with respect to such funds or accounts could affect the performance of the Company, the Investment Funds, the Advisor Funds, Portfolio Companies or Managed Accounts. For example, in the event that withdrawals of capital or performance losses result in such a fund or account selling securities, those sales could result in securities of the same issuer, strategy or type held by an Advisor Fund, Portfolio Company or Managed Account falling in value, which could have a material adverse effect on the Company or the Investment Funds.

In the event that Goldman Sachs invests in the Company or the Investment Funds, Goldman Sachs’ investment in the Company may constitute a substantial percentage of the NAV of the Company. Redemptions by Goldman Sachs from the Company may be made at any time without notice to the Members in accordance with the redemption procedures disclosed herein, even if the amount of such redemption constitutes a material portion of the Company’s NAV. Goldman Sachs’ decision to make a redemption from the Company or the Investment Funds will be made based on factors it deems relevant in its sole discretion without regard to its effect on the Company.

Conflicts may also arise because portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account may benefit other Client/GS Accounts. For example, the sale of a long position or establishment of a short position by an Advisor for the benefit of an Advisor Fund, Portfolio Company or Managed Account may impair the price of the same security sold short by (and therefore benefit) Goldman Sachs or other Client/GS Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund, Portfolio Company or Managed Account may increase the price of the same security held by (and therefore benefit) Goldman Sachs or other Client/GS Accounts. In addition, another Client/GS Account may enter into direct or indirect transactions with an Advisor Fund or Managed Account, including, without limitation, by purchasing illiquid assets from an Advisor Fund at a discount to the net asset value of such assets determined by such Advisor Fund.

Additionally, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market, distressed or less liquid strategies. For example, this may occur when portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account, are based on research or other information that is also used to support portfolio decisions for other Client/GS Accounts. When Goldman Sachs or a Client/GS Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Advisor Funds, Portfolio Companies or Managed Accounts (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Funds, Portfolio Companies or Managed Accounts receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Funds, Portfolio Companies or Managed Accounts, and, in turn, the relevant Investment Fund and the Company, could otherwise be disadvantaged.

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

An Advisor’s management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisor Funds, Portfolio Companies and Managed Accounts may, subject to applicable law, invest directly or indirectly in the securities, loans or other obligations of companies affiliated with Goldman Sachs (or a Client/GS Account) or in which Goldman Sachs (or a Client/GS Account) has an equity, debt or other interest. In addition, subject to applicable law, the Advisor Funds, Portfolio Companies and Managed Accounts may engage in investment transactions that may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisor Funds, Portfolio Companies and Managed Accounts may enhance the profitability of Goldman Sachs’ or other Client/GS Accounts’ own investments in and its activities with respect to such companies.

The Advisor Funds, the Portfolio Companies and the Managed Accounts may invest in indebtedness of portfolio companies affiliated with Goldman Sachs or in which Goldman Sachs and/or funds or accounts sponsored, managed or advised by Goldman Sachs have an equity or other interest, and may acquire such indebtedness either directly or indirectly through syndicate or secondary market purchases. Such investments may benefit Goldman Sachs. This may create conflicts, including in relation to exercising rights as a creditor, and could adversely affect the Company’s and Investment Fund’s rights, interests and activities. Goldman Sachs or funds or accounts which Goldman Sachs manages or in which Goldman Sachs has an interest that hold investments in different parts of the capital structure of a company than the Company, an Investment Fund, Advisor Fund, Portfolio Company or Managed Account, may take certain actions that could be materially adverse to the Company’s direct or indirect investment in such company. Goldman Sachs will not be obligated to take actions in those accounts in a manner consistent with or beneficial to the Company. There are also certain risks involved in making investments in issuers that are or become insolvent. See ITEM 1A. “RISK FACTORS—Risks Related to Issuers of Securities—Investments in Issuers of Indebtedness May be Adversely Affected in the Event of an Issuer’s Insolvency,” including the discussion on the avoidance of certain payments on indebtedness as preferences in connection with bankruptcy proceedings, which could be a more significant issue for the Company and the Investment Funds in connection with investments in companies affiliated with Goldman Sachs. In addition, it is possible that in connection with an insolvency, bankruptcy or similar proceeding the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Managed Accounts may be limited (by applicable law, courts or otherwise) in the positions or actions they may be permitted to take due to other interests held or actions or positions taken by Goldman Sachs or funds or other accounts it manages or in which it invests.

Goldman Sachs and one or more Client/GS Accounts, Advisor Funds, Portfolio Companies and Managed Accounts may also invest in different classes of securities of the same issuer. As a result, Goldman Sachs and/or one or more Client/GS Accounts may pursue or enforce rights with respect to a particular issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. For example, if Goldman Sachs and/or a Client/GS Account holds debt securities of an issuer and an Advisor Fund, Portfolio Company or Managed Account in which the Company and an Investment Fund invests holds equity securities of the same issuer, then if the issuer experiences financial or operational challenges, the Goldman Sachs and/or Client/GS Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities may prefer a reorganization of the issuer. In addition, Goldman Sachs and Client/GS Accounts may pursue or enforce rights with respect to an Advisor with respect to any economic arrangements with, or equity, profits or other interests in, the Advisor. Goldman Sachs may also, in certain circumstances, pursue or enforce rights with respect to a particular issuer jointly on behalf of Goldman Sachs and/or one or more Client/GS Accounts (including the Company and the Investment Funds), or Goldman Sachs employees may work together to pursue or enforce such rights. As a result, prices, availability, liquidity and terms of an Advisor’s investments on behalf of the Advisor Funds, Portfolio Companies and Managed Accounts may be negatively impacted by Goldman Sachs’ and other Client/GS Accounts’ activities, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case. In addition, in certain instances personnel of the Managing Member may obtain information about an issuer that would be material to the management of other Client/GS Accounts, which could limit the ability of personnel of the Managing Member to make allocations to or reduce allocations to certain Advisors. Goldman Sachs and/or Client/GS Accounts may purchase or sell interests in the Company or the Investment Funds or securities directly or indirectly held in the portfolios of the Company and the Investment Funds (including interests in Advisor Funds and Portfolio Companies) at any time and without notice to Members. If Goldman Sachs or a Client/GS Account becomes a holder of any such securities, any actions that it takes in its capacity as securityholder, including voting and provision of consents, will not necessarily be aligned with the interests of the Company, the Investment Funds or of other Members.

Goldman Sachs and/or Client/GS Accounts) may create, write, sell or issue, invest in, or act as placement agent or distributor of, derivative instruments with respect to the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, with respect to underlying securities, currencies or instruments of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts (collectively referred to as “Structured Investment Products”). The values of the Structured Investment Products may be linked to the NAV of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and/or the Company’s, the Investment Funds’, Advisor

Funds’, Portfolio Companies’ or Managed Accounts’ investments. In connection with the Structured Investment Products and for hedging, re-balancing, investment trading and other purposes, the Company and/or Goldman Sachs (including its personnel or Client/GS Accounts) may (i) purchase or sell investments held by the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, (ii) purchase or sell units in the Company or interests in the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts, or (iii) hold synthetic positions that seek to replicate or hedge the performance of the Company, the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts or the Company’s, the Investments Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ investments. Such positions may be significant and may differ from and/or be adverse to the Company’s, the Investment Funds’, Advisor Funds’, Portfolio Companies’ or Managed Accounts’ positions. These derivative-related activities, as well as such investment and redemption activities, including any activities taken in respect of the maintenance, adjustment or unwinding of any derivative-related positions in the future, may, individually or in the aggregate, have an adverse effect on the investment management of the Company, the Advisor Funds, Portfolio Companies and Managed Accounts and such entities’ positions (particularly in illiquid markets), flexibility and diversification strategies, and on the amount of fees, expenses and other costs incurred directly or indirectly through the Company by the Members. Goldman Sachs or other Client/GS Accounts will have no obligation to take, refrain from taking or cease taking any action with respect to these activities based on the potential effect on the Company, the Investment Funds or the Advisors, and may receive substantial returns on hedging or other activities while the value of the Company’s and Investment Funds’ direct or indirect investments decline.

Goldman Sachs may enter into derivatives transactions with the Company, the Investment Funds, Client/GS Accounts and/or the Advisors, and Goldman Sachs may hedge such derivatives transactions. This hedging activity may adversely affect the value of the derivative transactions entered into with the Company or the Investments Funds and/or the Advisors. Any such activity, or investment or sale of positions, may occur as a result of Goldman Sachs deciding to alter or sell positions or adjusting its assessments of an investment or adviser at any time and for any other reason, based on market information, consideration of issues with respect to an adviser or otherwise, and Goldman Sachs will not be under any obligation to provide the Company notice of such adjustment in assessment or the reason behind such adjustment or to effect transactions on behalf of the Company as a result of such adjustments. Actions taken with respect to Goldman Sachs or Client/GS Accounts may adversely impact the Company, and actions taken by the Company may benefit Goldman Sachs or Client/GS Accounts.

In addition, Goldman Sachs may make loans to Members or enter into similar transactions that are secured by a pledge of, or mortgage over, a Member’s units, which would provide Goldman Sachs with the right to redeem such units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members. A Goldman Sachs investment may be made in any class of units, including a class which is not subject to any management fee or incentive fee or allocation. The structure or other characteristics of the derivative instruments (including the Structured Investment Products) may have an adverse effect on the Company, an Investment Fund, an Advisor Fund or a Portfolio Company. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from such Advisor Fund more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management and positions, flexibility and diversification strategies of such Advisor Fund, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company.

Derivatives and investment related activities may be undertaken by Goldman Sachs and/or Client/GS Accounts to achieve a variety of objectives, including: facilitating transactions for other Client/GS Accounts or counterparties with interests, objectives or directional views that are contrary to those of Members; hedging the exposure of Goldman Sachs or other Client/GS Accounts to securities held in or related to the Company’s portfolio or to units themselves; and enabling Goldman Sachs or other Client/GS Accounts to manage firmwide, business unit, product or other risks.

The Company may also directly or indirectly enter into asset-based or other credit facilities. Any credit facility of the Company may be secured by all or any portion of the Company’s portfolio of assets, including any interests in

Advisor Funds. Actions taken by the Managing Member or Goldman Sachs on behalf of Goldman Sachs’ proprietary accounts, Client/GS Accounts or otherwise may result in adverse performance or diminution in value of the Company’s portfolio, which could cause the Company to be in default, or to take certain actions to avoid being in default, in connection with a credit facility. This could have a material adverse effect on the Company. Actions taken either by the applicable lender (which may, to the extent permitted by applicable law, be Goldman Sachs) or by the Managing Member on behalf of a Client/GS Account or the Company arising out of credit facility related issues may impact the value of the assets of the Company, may cause the Company to be in default or take certain actions to avoid being in default with respect to a credit facility and may have a material adverse effect on the Company. For example, an event of default or actions taken by the Managing Member to avoid an event of default could cause the Company to liquidate assets (including interests in Advisor Funds) more rapidly (and therefore potentially at significantly lower prices) than might otherwise be desirable, which could have a material adverse effect on the Company’s portfolio. In addition, such a liquidation could alter the constitution of the Company’s portfolio, resulting in a portfolio that is less diversified and less liquid, and could otherwise limit the ability of the Company to successfully implement its investment program. An example of this would be where, to avoid an event of default, interests in Advisor Funds with more frequent liquidity are redeemed in advance of interests in Advisor Funds with less frequent liquidity. Similarly, the consequences arising out of a default or potential default by an Advisor Fund in connection with a credit facility as described above could adversely affect the Company, and such consequences could be exacerbated by substantial redemptions from other investors (including Goldman Sachs and the Managing Member on behalf of Client/GS Accounts) in the defaulting or potentially defaulting Advisor Fund. Such redemptions could cause the liquidation of additional portfolio assets of the Advisor Fund at times that would not otherwise be desirable, with the negative effects described above. When Goldman Sachs acts as a lender to a fund or Client/GS Account, it may take commercial steps in its own interest, such as requiring repayment of all or part of a loan at a time that may not be desirable for the Company, and such actions may have a material adverse effect on the Company.

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

Potential Conflicts in Connection with Investments in Affiliated Funds

The Managing Member may directly or indirectly allocate the Company’s assets to Advisor Funds, Portfolio Companies or Managed Accounts managed by Goldman Sachs or to open-end investment companies, unit investment trusts or other collective investment funds, registered or non-registered, for which Goldman Sachs serves as investment advisor (“Affiliated Funds”). In such case, the Company may be required to pay all advisory and other fees and expenses (including, but not limited to, management fees, carried interest charges, incentive fees and allocations, and offering, organizational and operating expenses) applicable to such investment, and Goldman Sachs may receive compensation from the Company in connection with acting as an Advisor, and such compensation may not reduce any fees payable directly to the Managing Member by the Company. Because Goldman Sachs may receive fees in respect of both the Company and the management of the Affiliated Funds, there may be “multiple fees” involved in making any such investment, which would not arise if clients invested directly in the Affiliated Funds. In addition, the affiliated Advisor’s personnel may receive compensation as a result of such investments. Any such fees, allocations or other compensation received by Goldman Sachs in connection with a direct or indirect investment by the Company in an Affiliated Fund will generally be retained by Goldman Sachs and will generally not be shared with the Company or investors, provided, however, that subject to applicable law,

Goldman Sachs (including the Managing Member) has the right, in its sole discretion, to waive, reduce or rebate fees that would otherwise be payable to Goldman Sachs in connection with the Managing Member’s allocation of the Company’s assets to Affiliated Funds.

As the Managing Member’s allocations of Company assets to Affiliated Funds may result in the Managing Member and/or Goldman Sachs receiving higher fees, compensation or other benefits than if the Managing Member makes direct or indirect allocations solely to Advisor Funds, Portfolio Companies or Managed Accounts managed by third parties, the Managing Member will have an incentive to make direct or indirect allocations to Affiliated Funds. Correspondingly, the Managing Member may be disincentivized to withdraw the Company’s interest in, or to consider the modification of the Company’s allocation to, an Affiliated Fund where doing so would decrease the fees, compensation and other benefits to Goldman Sachs. Furthermore, the Managing Member will have an interest in allocating Company assets directly or indirectly to Affiliated Funds that impose higher fees than those imposed by other Affiliated Funds. Goldman Sachs may also receive other benefits from the Company’s allocation to, or continued investment in, an Affiliated Fund. For example, the Managing Member may be disincentivized to withdraw the Company’s interest in, or consider the modification of, the Company’s allocations to, an Affiliated Fund at a time that it otherwise would have, including where disposal of such interest would likely adversely affect the Affiliated Fund with respect to its liquidity position or otherwise.

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

Potential Conflicts That May Arise When Goldman Sachs Acts in a Capacity Other than Managing Member to the Company or the Investment Funds

Potential Conflicts Relating to Principal and Cross Transactions

To the extent permitted by applicable law, the Managing Member, on behalf of the Company or the Investment Funds may enter into transactions and invest in instruments in which Goldman Sachs, acting as principal or on a proprietary basis for its customers, serves as the counterparty.

To the extent permitted by applicable law, the Company may also enter into “cross transactions” (i.e., where the Managing Member causes the Company to buy a security (including an interest in an Advisor Fund) from, or sell a security to, another client of the Managing Member or its affiliates) and “agency cross transactions” (i.e., where Goldman Sachs acts as broker for, and receives a commission from, both the Company on one side of the transaction and a brokerage account on the other side of the transaction in connection with the purchase or sale of securities). Goldman Sachs may have a potentially conflicting division of loyalties and responsibilities to both parties to a cross transaction or agency cross transaction. For example, in a cross transaction, the Managing Member or an affiliate will represent both the Company on the one side of a transaction and another account on the other side of the transaction (including an account in which Goldman Sachs or its affiliates have a proprietary interest) in connection with the purchase of a security by the Company. In addition, in an agency cross transaction, Goldman Sachs will act as broker and receive compensation or other payments from either or both parties which could influence the decision of Goldman Sachs to cause the Company to purchase such security. Cross transactions and agency cross transactions are effected on commercially reasonable terms. The Managing Member may also, to the extent permitted by applicable law and subject to Goldman Sachs’ allocation policies, transfer some or all of the Company’s interest in an Investment Fund, Advisor Fund, Portfolio Company or Managed Account to other Client/GS Accounts if the Managing Member deems it advisable in order to achieve the investment objectives of the Company and such Client/GS Account.

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

Pursuant to the Subscription Agreement and to the extent permitted by applicable law, in respect of matters described in the next sentence in which the Company may engage and which may require approval on behalf of the Company or with respect to which the Managing Member determines to seek approval, the Company and/or the Managing Member is authorized without limitation (but is not in any way required), to (i) consider and approve or disapprove such transactions and other matters on behalf of the Company and the Members, or (ii) select certain Members or beneficial owners of units in the Company or one or more persons who are not affiliated with the Company, including persons who may or may not be affiliated with the Managing Member and/or Goldman Sachs, to serve on a committee, the purpose of which will be to consider and approve or disapprove any such transactions and other matters on behalf of the Company and the Members that are presented to such committee by the Managing Member in its sole discretion. Such transactions or other matters may include the following, but in any event only with respect to any particular transaction or other matter that the Managing Member determines in its sole discretion to either, in the case of (i) above, consider, or in the case of (ii) above, present to the committee: (a) any transaction in which the Company proposes to purchase or sell securities and which, as a result of participation (directly or indirectly) by Goldman Sachs in respect of such transaction, requires consent under the Investment Advisers Act, (b) any fee paid to Goldman Sachs in respect of a transaction in which the Company proposes to be an investor and which, as a result of the participation by Goldman Sachs, requires consent under the Investment Advisers Act, (c) any other transaction or matter for which prior consent or other consent may be required under the Investment Advisers Act, and (d) any other transaction or matter which the Managing Member determines to consider itself or present to the committee, which may include, without limitation, transactions involving possible conflicts of interest. For the avoidance of doubt, the Managing Member will be under no obligation to form any such committee or present any particular matter to any such committee, and the determination to set up a committee or to present any matter for consideration to the committee will in each case be made by the Managing Member in its sole discretion.

Potential Conflicts That May Arise When Goldman Sachs Acts in Commercial Capacities for the Company and the Investment Funds with initial capacities

Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company and the Investment Funds or for Advisors and Advisor Funds to which the Company and the Investment Funds allocate assets. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable, although Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and such sales personnel. The Company and the Investment Funds may, to the extent permitted by applicable law, borrow funds from Goldman Sachs at rates and on other terms arranged with Goldman Sachs.

Goldman Sachs may be entitled to compensation when it acts in capacities other than as the Managing Member or the managing member of the Investment Funds, and the Company, the Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts will not be entitled to any such compensation. For example, Goldman Sachs (and its personnel and other distributors) will be entitled to retain fees and other amounts that it receives in connection with its service to the Company, the Investment Funds and the Advisors as broker, dealer, agent, lender, advisor or in other commercial capacities and no accounting to the Company, the Investment Funds or the Members will be required, and no fees or other compensation payable by the Company, the Investment Funds or the Members will be reduced by reason of receipt by Goldman Sachs of any such fees or other amounts.

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

As a result of Goldman Sachs’ various financial market activities, including acting as a research provider, investment advisor, market maker or principal investor, personnel in various businesses throughout Goldman Sachs may have and express research or investment views and make recommendations that are inconsistent with, or adverse to, the objectives of investors in the Company and Investment Funds.

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

Potential Conflicts in Connection with Proxy Voting by the Managing Member

When the Managing Member allocates Company and Investment Fund assets to Advisors (through Advisor Funds, Portfolio Companies or Managed Accounts), such Advisors generally are responsible for taking all action with respect to the underlying securities held in the Advisor Funds, Portfolio Companies and Managed Accounts, and the Managing Member is not responsible for taking any action with respect to the securities held in the Advisor Funds, Portfolio Companies and Managed Accounts. However, the Managing Member may exercise voting rights with respect to proposals presented by Advisor Funds, Portfolio Companies and Managed Accounts to which the Company and Investment Funds has made allocations. In such instances, the Managing Member will take appropriate action with respect to such proposals. Nevertheless, proxy voting decisions of the Managing Member may have the effect of favoring the interests of Goldman Sachs or other Client/GS Accounts.

Potential Limitations and Restrictions on Investment Opportunities and Activities of Goldman Sachs and the Company and the Investment Funds

From time to time, the activities of the Company and the Investment Funds may be restricted because of regulatory or other requirements applicable to Goldman Sachs and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements or to avoid potential conflicts of interest. An investment fund not affiliated with, or a client not advised by, Goldman Sachs would not be subject to some of those considerations. There may be periods when Goldman Sachs may not initiate or recommend certain types of transactions, or may otherwise restrict or limit the Company’s or an Investment Fund’s investment (or the investment by an Advisor to which the Company or an Investment Fund has allocated assets) in certain securities or instruments issued by or related to companies for which Goldman Sachs is performing investment banking, market making or other services or has proprietary positions. For example, when Goldman Sachs is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, the Company, an Investment Fund or an Advisor may be prohibited from or limited in purchasing or selling securities of that company. In addition, Goldman Sachs will consider its client or firm activities and relationships in making certain decisions with respect to the Company and the Investment Funds and may preclude the Company, the Investment Funds or an Advisor from undertaking certain investment opportunities, investment strategies or actions (including, without limitation, redeeming from an Advisor Fund or otherwise disposing of an investment) in order to avoid potential conflicts of interest or for other reasons. For example, Goldman Sachs may determine that the Company or an Investment Fund is precluded from transferring an interest in an Advisor Fund, Portfolio Company, Managed Account or an Advisor to another Client/GS Account. In addition, Goldman Sachs may determine that the Company or an Investment Fund may be precluded from exercising certain rights that it may have as an investor in an Advisor Fund (including, without limitation, any rights to approve certain Advisor Fund transactions involving Goldman Sachs or other Client/GS Accounts) or as a creditor to a particular borrower. Certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company and the Investment Funds and/or for Goldman Sachs, and the Company or an Investment Fund may decline an investment opportunity or dispose of an existing investment as a result. Similar situations could arise if Goldman Sachs has an interest in or other business relationship with an Advisor to which the Company or an Investment Fund has directly or indirectly allocated assets or if personnel of Goldman Sachs serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account wishes to purchase or sell. However, if permitted by applicable law, the Company or an Investment Fund may purchase securities or instruments that are issued, or the subject of an underwriting, distribution or advisory assignment, by Goldman Sachs, or in cases in which Goldman Sachs-related personnel are directors or officers of the issuer. Furthermore, Goldman Sachs may invest outside the Company or the Investment Funds with or in companies where these investments fail to meet the Company’s or such Investment Fund’s investment criteria or in which the Company or such Investment Fund otherwise declines to invest.

The investment activities of Goldman Sachs for its proprietary accounts and for Client/GS Accounts may also limit the investment strategies and rights of the Company, the Investment Funds and underlying Advisors. For example, in regulated industries, in certain emerging or international markets, in corporate and regulatory ownership definitions, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause Goldman Sachs or other Client/GS Accounts to suffer disadvantages or business restrictions. If certain aggregate ownership thresholds are reached or certain transactions undertaken, the ability of the Company and the Investment Funds (or Advisors) to purchase or dispose of investments, or exercise rights or undertake business transactions, may be restricted by regulation or otherwise impaired. In addition, certain investments may be considered to result in reputational risk or disadvantage.

As a result of the foregoing, Goldman Sachs, on behalf of its clients (including the Company and the Investment Funds), may limit purchases, sell existing investments, forego transactions or otherwise restrict or limit the exercise of rights (including voting rights) when Goldman Sachs, in its sole discretion, deems it appropriate.

Potential Conflicts Relating to the Selection of Investments by the Advisors

An Advisor’s Other Activities May Have an Impact on the Advisor Funds, Portfolio Companies and Managed Accounts

Each Advisor may act as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent or principal, and may have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which the Advisor trades. Thus, it is possible that an Advisor will undertake transactions in securities in which it makes a market or otherwise has direct or indirect interests. These business relationships and the fees, compensation and other benefits to the Advisor arising therefrom, may, in certain cases, create an incentive for the Advisor to make certain investments for the Advisor Funds, Portfolio Companies and Managed Accounts over other investments that might also be appropriate.

Potential Conflicts Relating to the Allocation of Investment Opportunities Among the Advisors’ Accounts

Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds sponsored, managed or advised by the Advisor Fund’s Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (each, a “Client/Advisor Account” and collectively, the “Client/Advisor Accounts”). Economic arrangements which an Advisor may have entered into, such as agreements to share or rebate fees or to grant equity, profits or other interests, may also result in other Client/Advisor Accounts of the Advisor providing greater compensation to the Advisor than an Advisor Fund, Portfolio Company or Managed Account.

An Advisor may sponsor, manage or advise Client/Advisor Accounts that may seek to make investments or sell investments in securities or other instruments, sectors or strategies in which an Advisor Fund, Portfolio Company or Managed Account may invest. This may create potential conflicts and potential differences among an Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts, particularly where there is limited availability or limited liquidity for those investments. For example, limited availability situations may exist, without limitation, in emerging markets, high yield securities, fixed income securities, regulated industries and initial public offerings/new issues. Transactions in investments by multiple Client/Advisor Accounts (including accounts in which an Advisor and/or its personnel have an interest) may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies associated with securities held by an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. Allocations of investment opportunities by Advisors may be based on numerous factors and may not always be pro rata based on assets managed.

Allocation decisions by Advisors among accounts may be more or less advantageous to any one Client/Advisor Account or group of Client/Advisor Accounts. An Advisor may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/Advisor Accounts or an affiliate, but not for the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, or is appropriate for, or available to, such Advisor Fund, Portfolio Company or Managed Account, but in different sizes, terms or timing than is appropriate for other Client/Advisor Accounts. As a result of these allocation issues, the amount, timing, structuring or terms of an investment by an Advisor Fund, Portfolio Company or Managed Account managed by an

Advisor may differ from, and performance may be lower than, investments and performance of other Client/Advisor Accounts managed by the same Advisor.

Other Potential Conflicts Relating to the Advisors’ Portfolio Management Activities

Potential Restrictions and Issues Relating to Information Held by Advisors

In the event that informational barriers are constructed between different divisions of an Advisor, such Advisor will generally not have access to information and personnel in other areas of the Advisor. Therefore, the Advisor will generally not be able to manage the Advisor Funds, Portfolio Companies or Managed Accounts with the benefit of information held by its other divisions. However, although they are under no obligation to do so, personnel of an Advisor involved with the management of an Advisor Fund, Portfolio Company or Managed Account may consult with personnel in other areas of the Advisor or personnel of unaffiliated firms, or may form investment policy committees comprised of such personnel, and in certain circumstances, personnel of affiliates of an Advisor may have input into, or make determinations regarding, portfolio management transactions for Advisor Funds, Portfolio Companies or Managed Accounts and may receive information regarding the proposed investment activities of the Advisor Funds, Portfolio Companies or Managed Accounts managed by such Advisor that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Advisor Funds, Portfolio Companies or Managed Accounts any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Advisors will be under no obligation to make available any research or analysis prior to its public dissemination.

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

Potential Conflicts Relating to the Valuation of Advisor Funds, Portfolio Companies and Managed Accounts by Advisors

Certain securities and other assets in which an Advisor Fund, Portfolio Company or Managed Account invests may not have a readily ascertainable market value and will generally be valued by the applicable Advisor. Such securities and other assets may constitute a substantial portion of the investments of the applicable Advisor Fund, Portfolio Company or Managed Account. In this regard, the applicable Advisor may face a conflict of interest in valuing the securities and other assets, as their value will affect the Advisor’s compensation.

Potential Conflicts Relating to an Advisor’s Proprietary Activities and Activities on Behalf of Other Accounts Managed by the Advisor

The results of the investment activities of an Advisor Fund, Portfolio Company or Managed Account may differ significantly from the results achieved by its Advisor for its proprietary accounts and other Client/Advisor

Accounts. An Advisor is expected to manage the applicable Advisor Fund, Portfolio Company or Managed Account and its other Client/Advisor Accounts in accordance with their respective investment objectives and guidelines. However, the Advisor may give advice, and take action, with respect to any current or future Client/Advisor Accounts that may compete or conflict with the advice the Advisor may give to an Advisor Fund, Portfolio Company or Managed Account, including with respect to the return of an investment, the timing or nature of action relating to an investment or the method of exiting the investment.

Transactions undertaken by Advisors or Client/Advisor Accounts may adversely impact an Advisor Fund, Portfolio Company or Managed Account. An Advisor and one or more Client/Advisor Accounts may buy or sell positions while an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account. For example, an Advisor Fund may buy a security and a Client/Advisor Account may establish a short position in that same security or in similar securities. The subsequent short sale may result in impairment of the price of the security which the Advisor Fund holds. Conversely, the Advisor Fund may establish a short position in a security and a Client/Advisor Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Advisor Fund and such increase in price would be to the Advisor Fund’s detriment.

In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise negatively affecting the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts, which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

Conflicts may also arise because portfolio decisions regarding an Advisor Fund, Portfolio Company or Managed Account may benefit other Client/Advisor Accounts. For example, the sale of a long position or establishment of a short position by an Advisor for the benefit of an Advisor Fund may impair the price of the same security sold short by (and therefore benefit) the Advisor or other Client/Advisor Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund may increase the price of the same security held by (and therefore benefit) the Advisor or other Client/Advisor Accounts.

The directors, officers and employees of an Advisor may buy and sell securities or other investments for their own accounts (including through funds managed by the Advisor). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees of an Advisor that are the same as, different from or made at different times than positions taken for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. To reduce the possibility that an Advisor Fund, Portfolio Company or Managed Account will be materially adversely affected by the personal trading described above, each Advisor may establish policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the portfolio transactions of an Advisor Fund, Portfolio Company or Managed Account that it manages. However, there can be no assurance that such policies and procedures, if any, will avoid all conflicts of interest.

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

An Advisor’s management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities, loans or other obligations of companies affiliated with the Advisor (or a Client/Advisor Account) or in which the Advisor (or a Client/Advisor Account) has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor’s or its Client/Advisor Accounts’ own investments in and its activities with respect to such companies.

An Advisor and one or more Client/Advisor Accounts may also invest in different classes of securities of the same issuer. As a result, an Advisor and/or one or more Client/Advisor Accounts may pursue or enforce rights with respect to a particular issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on such Advisor Fund, Portfolio Company or Managed Account. For example, if an Advisor and/or a Client/Advisor Account holds debt securities of an issuer, and an Advisor Fund, Portfolio Company or Managed Account holds equity securities of the same issuer, then if the issuer experiences financial or operational challenges, the Advisor and/or the Client/Advisor Account which holds the debt securities may seek a liquidation of the issuer, whereas the Advisor Fund, Portfolio Company or Managed Account which holds the equity securities, may prefer a reorganization of the issuer. An Advisor may also, in certain circumstances, pursue or enforce rights with respect to a particular issuer jointly on behalf of an Advisor and/or one or more Client/Advisor Accounts, or the Advisor’s employees may work together to pursue or enforce such rights. An Advisor Fund, Portfolio Company or Managed Account may be negatively impacted by the activities of the Advisor or its clients, and transactions for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the Advisor and Client/Advisor Accounts not pursued a particular course of action with respect to the issuer of the securities. In addition, in certain instances personnel of an Advisor may obtain information about an issuer that would be material to the management of other Client/Advisor Accounts which could limit the ability of personnel of the Advisor to make or reduce investments for the Advisor Funds, Portfolio Companies and Managed Accounts. An Advisor and/or Client/Advisor Accounts may purchase or sell interests in, or securities held in, an Advisor Fund’s, Portfolio Company’s or Managed Account’s portfolio at any time and without notice to the Company or the Investment Funds. If an Advisor or a Client/Advisor Account becomes a holder of any such securities, any actions that it takes in its capacity as a securityholder, including voting and provision of consents, will not necessarily be aligned with the interests of the Advisor Fund, Portfolio Company or Managed Account or of the Company or the Investment Funds.

To the extent permitted by applicable law, an Advisor and/or Client/Advisor Accounts may create, write, sell, issue, invest in or act as placement agent or distributor of, derivative instruments (including the Structured Investment Products). The structure or other characteristics of the derivative instruments (including the Structured Investment Products) may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account managed by the Advisor. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the Advisor Fund’s investment management and positions (particularly in illiquid markets), flexibility, and diversification strategies and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. The Advisors generally will have no obligation to take, refrain from taking or cease taking any action with respect to these transactions based on the potential effect on the Advisor Fund, Portfolio Company or Managed Account, and may receive substantial returns on hedging or other activities while the value of an Advisor Fund’s, Portfolio Company’s or Managed Account’s investment declines. Similarly, an Advisor and/or a Client/Advisor Account may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including the Investment Funds and indirectly the Company.

The Advisors and the Advisor Funds, Portfolio Companies or Managed Accounts may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities and Advisor affiliated entities) may provide to the Advisor Funds, Portfolio Companies or Managed Accounts and/or one or more Client/Advisor Accounts. Such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Funds, Portfolio Companies or Managed Accounts based on the amount of brokerage commissions paid by the Advisor Funds, Portfolio Companies or Managed Accounts and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account. In addition, Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to other Client/Advisor Accounts.

Potential Conflicts That May Arise When an Advisor Acts in Commercial Capacities for the Advisor Funds, Portfolio Companies or Managed Accounts

An Advisor may act as broker, dealer, agent, lender or advisor or in other commercial capacities for an Advisor Fund, Portfolio Company or Managed Account or issuers of securities held by the Advisor Funds, Portfolio Companies and Managed Accounts. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by the Advisor will be in its view commercially reasonable, although the Advisor, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to such Advisor and its sales personnel.

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

An Advisor may select broker-dealers (including, without limitation, affiliates of the Managing Member or the Advisor) that furnish the Advisor, its affiliates or personnel, or its clients, including Advisor Funds, Portfolio Companies and Managed Accounts, with proprietary or other brokerage and research and other appropriate products and services (collectively, “brokerage and research services”) that provide, in the Advisor’s view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research may include, to the extent permitted by law, research reports on companies, industries and securities; access to broker-dealer analysts and corporate executives; economic, market and financial data; financial publications; proxy analysis; trade industry seminars; computer databases; order routing and quotation services; and other brokerage and research services. When selecting broker-dealers that provide research, an Advisor may pay reasonable “commissions” (as broadly defined by the SEC to include a markup, markdown, commission equivalent or other fee in certain circumstances) to broker-dealers in connection with such research, even though another broker-dealer might be willing to execute the transactions at a lower commission. An Advisor’s evaluation of the brokerage and research services provided by a broker-dealer may be a significant factor in selecting a broker-dealer to execute transactions.

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

These arrangements may raise conflicts of interests. For example, to the extent that an Advisor uses client commissions to obtain research, it will not have to pay for research itself. In addition, research or other services obtained in this manner may be used in servicing any or all advisory clients of the Advisor and may be used in connection with advisory accounts other than those that pay commissions to the broker relating to the research or other service arrangements. To the extent permitted by applicable law, such products and services may disproportionately benefit one Client/Advisor Account over another based on the amount of brokerage commissions paid by such Client/Advisor Accounts. For example, research or other services that are paid for through one client’s commissions may not be used in managing that client’s account, but may be used in managing other client accounts.

An Advisor may from time to time choose not to engage in the above-described arrangements to varying degrees. An Advisor may also engage in such arrangements that may be broader and may raise additional conflicts than the arrangements and conflicts described above. For example, certain Advisors may engage in soft dollar arrangements to obtain products or services (e.g., services that would normally be considered expenses of the Advisor) that are not within the Section 28(e) definition of “brokerage and research services” in the Commodity Exchange Act.

Advisors may adopt policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that they make on behalf of advisory clients, including the Advisor Funds, Portfolio Companies and/or Managed Accounts that they manage, and to help ensure that such decisions are made in accordance with their fiduciary obligations to their clients. Nevertheless, notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of an Advisor may have the effect of favoring the interests of the Advisor or other Client/Advisor Accounts.

Potential Regulatory Limitations and Restrictions on Investment Opportunities and Activities of the Advisors and the Advisor Funds, Portfolio Companies and Managed Accounts

From time to time, the activities of an Advisor Fund, Portfolio Company or Managed Account may be restricted because of regulatory or other requirements applicable to an Advisor and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements. A client not advised by an Advisor would not be subject to some of those considerations. There may be periods when an Advisor may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice in certain securities or instruments issued by or related to companies for which the Advisor is performing investment banking, market making or other services or has proprietary positions. For example, when an Advisor is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be prohibited from or limited in purchasing or selling securities of that company. In addition, Advisors may consider their client or firm activities and relationships in making certain decisions with respect to the Advisor Funds, Portfolio Companies and Managed Accounts and may preclude an Advisor Fund, Portfolio Company or Managed Account from undertaking certain investment opportunities, investment strategies or actions (including, without limitation, withdrawing from an underlying investment or otherwise disposing of an investment) in order to avoid potential conflicts of interest or for other reasons. For example, an Advisor may determine that an Advisor Fund, Portfolio Company or Managed Account is precluded from transferring an interest in an underlying investment to another Client/Advisor Account, in addition, an Advisor may determine that an Advisor Fund, Portfolio Company or Managed Account may be precluded from exercising certain rights that it may have as an investor in an underlying investment (including, without limitation, any rights to approve certain transactions involving such Advisor or other Client/Advisor Accounts) or as a creditor to a particular borrower. Certain activities and actions may also be considered to result in reputational risk or disadvantage for the Advisor and/or the management of an Advisor Fund, Portfolio Company or Managed

Account, and an Advisor Fund, Portfolio Company or Managed Account may decline an investment opportunity or dispose of an existing investment as a result. An Advisor Fund, Portfolio Company or Managed Account may also be prohibited from participating in an auction or from otherwise investing in or purchasing certain assets, or from providing financing to a purchaser or potential purchaser, if the Advisor of such Advisor Fund, Portfolio Company or Managed Account is representing the seller or is representing or providing financing to another potential purchaser. Similar situations could arise if personnel of an Advisor serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor wishes to purchase or sell. The larger an Advisor’s investment advisory business and such Advisor’s overall business, the larger the potential that these restricted policies will impact investment transactions. However, if permitted by applicable law, the Advisor Fund, Portfolio Company or Managed Account may purchase securities or instruments that are issued by such companies or are the subject of an underwriting, distribution, or advisory assignment by its Advisor, or in cases in which the Advisor’s personnel are directors or officers of the issuer.

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

Identification of Compensable Errors.  Pursuant to the Managing Member’s policies, an error is generally compensable from the Managing Member to the Company when it is a mistake (whether an action or inaction) in which the Managing Member has, in the Managing Member’s reasonable view, deviated from the applicable standard of care in managing the Company’s assets, subject to materiality and other policies set forth below. The LLC Agreement and any contractual obligations of the Company provide that the Managing Member and its affiliates will not be responsible for mistakes absent criminal wrongdoing, willful misfeasance, bad faith, or gross negligence. Errors resulting from the mistakes of third parties are generally not compensable from the Managing Member to the Company.

Consistent with the standard of care applicable to the Managing Member, the Managing Member’s policies do not require perfect implementation of investment management decisions, trading, processing or other functions performed by the Managing Member or its affiliates. Therefore, not all mistakes will be considered compensable errors. For example, depending upon the circumstances, without limitation, imperfection in the implementation of investment, execution, cash flow, rebalancing or processing instructions are generally not considered by the Managing Member to be violations of standards of care regardless of whether implemented through programs, models, tools or otherwise. As a result, such imperfections, including, without limitation, mistakes in amount, timing or direction of a trade, are generally not compensable errors. Mistakes may also occur in connection with other activities that may be undertaken by the Managing Member and its affiliates, such as net asset value calculation, transfer agent activities (i.e., processing capital contributions), fund accounting, trade recording and settlement and other matters that are non-advisory in nature. Such activities may not fall within the Managing Member’s obligations as an investment advisor and may not be subject to advisory standards of care.

Mistakes may result in gains as well as losses. The Managing Member may determine that trading and other mistakes will be treated as being for the Company’s account (i.e., the Company will bear the loss or receive the benefit from the gain). In certain circumstances, however, the Managing Member may determine that it is appropriate to reallocate or remove gains from the Company’s account that are the result of a mistake. Furthermore, the Managing Member expects to follow a materiality policy with respect to the Company. Therefore, in certain circumstances, mistakes that result in losses below a threshold will not be compensable.

The Managing Member makes its determinations pursuant to its error policies on a case-by-case basis, in its discretion, based on factors it considers reasonable. Relevant facts and circumstances the Managing Member may consider include, among others, specific applicable contractual and legal restrictions and standards of care, whether the Company’s investment objective was contravened, the nature of the Company’s investment program, whether a contractual guideline was violated, the nature and materiality of the relevant circumstances and, if a compensable error occurred, the materiality of the resulting losses. The determination by the Managing Member to treat (or not to treat) a mistake as a compensable error, and any calculation of compensation in respect thereof, may differ from the determination and calculation made by Goldman Sachs in respect of one or more other funds or accounts sponsored, managed or advised by Goldman Sachs in respect of which the same or a similar mistake occurred.

No compensable errors have been identified for the years December 31, 2010, 2009 and 2008.

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

Notification of Errors.  Members will generally not be notified of the occurrence of an error, whether or not such error is determined to be compensable, or the resolution thereof.

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

Reprocessing NAV Errors and Compensation of Members.  The Company follows materiality policies to determine when individual Member accounts will be restated (credited or debited) in respect of particular errors, and to handle certain NAV-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of capital contributions and distributions (including distributions in respect of required redemptions). Under these policies, when a compensable error by the Managing Member occurs, the Managing Member may reimburse the Company in an amount according to its policies without reprocessing individual Member accounts. Reprocessing of individual Member accounts generally will only occur when the error is of a size that exceeds the Company’s materiality threshold for reprocessing. This means that an error below the materiality threshold may disadvantage Members during the period the error persists, but reimbursement may benefit Members at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific Members whose units were negatively affected by the error. As described in “—Identification of Compensable Errors”, the Company also expects to follow materiality policies with respect to the resolution of errors that may limit or restrict when compensation to the Company or Members will be paid. Accordingly, Members that make capital contributions or receive distributions (including distributions in respect of required redemptions) during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. Similar considerations may apply with respect to the error and error correction policies of the Advisors.

Additional information about the Managing Member’s error and error correction policies may be set forth in Part 2 of the Managing Member’s Form ADV, which will be available on the SEC’s website (www.adviserinfo.sec.gov) in the second quarter of 2011. Until then, a copy of Part 2 of the Managing Member’s Form ADV will be provided to Members or prospective investors upon request. The Managing Member may at any time, in its sole discretion and without notice to Members, amend or supplement its error and error correction policies.

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

EMPLOYEES

As of December 31, 2010, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2010, was supported by approximately 127 employees of the GS Group worldwide, of which approximately 38 allocated at least a portion of their time to the management of the Company and the Investees.

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

Recently enacted U.S. legislation would generally impose, effective for payments to certain non-U.S. entities in which the Company invests such as an Advisor Fund or Portfolio Company (each, an “Offshore Entity”) made after December 31, 2012, a withholding tax of 30% on any payment (a “Withholding Payment”) of U.S. source interest or dividends (as well as other similar payments) or the gross proceeds from the sale or other disposition of property that could produce U.S. source interest or dividends, unless, among other requirements, each Offshore Entity enters into a withholding agreement with the IRS, each Offshore Entity obtains certain information from each of its interest holders (including the Company) and each Offshore Entity discloses certain of this information to the IRS. Interest holders of each Offshore Entity (including the Company) that fail to provide the required information would likely be subject to this withholding tax in respect of their share of any Withholdable Payments received by the applicable Offshore Entity. No assurance can be provided that each Offshore Entity will not be subject to this withholding tax, as among other reasons, because the scope of this legislation and the information that each Offshore Entity will be required to obtain from each of its interest holders is not entirely clear.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (as it may be amended, and together with the regulations to be promulgated thereunder, the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act includes the so-called “Volcker Rule”. Among other things, the Volcker Rule generally prohibits banking entities (including Goldman Sachs and its affiliates) from engaging in “covered transactions” and certain other transactions with hedge funds or private equity funds that are managed by affiliates of the banking entities, or with investment vehicles controlled by such hedge funds or private equity funds. “Covered transactions” include loans or extensions of credit, purchases of assets and certain other transactions (including derivative transactions and guarantees) that would cause the banking entities or their affiliates to have credit exposure to funds managed by their affiliates. In addition, the Volcker Rule requires that certain other transactions between Goldman Sachs and such entities be on “arms’ length” terms. The Company does not expect to engage in such transactions with Goldman Sachs to any material extent and, as a result, the prohibition on covered transactions between Goldman Sachs and the Fund is not expected to have a material effect on the Fund. However, because the restrictions on transactions described above could also apply to transactions between Goldman Sachs and an underlying Advisor Fund (as a result of the Company’s investment in such Advisor Fund or otherwise), Advisors may restrict or limit investments by the Company and other investment funds managed by the Managing Member and its affiliates in the Advisor Funds or Portfolio Companies managed by such Advisors.

In addition, the Volcker Rule prohibits any banking entity from engaging in any activity that would involve or result in a material conflict of interest between the banking entity and its clients, customers or counterparties, or that would result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies. The term “material conflict of interest” and the scope of the prohibition on transactions and activities that Goldman Sachs may engage in are expected to be clarified in future rulemaking. Until final rules have been issued, there remains significant uncertainty as to how this prohibition will ultimately impact Goldman Sachs and the Company. These restrictions could materially adversely affect the Company, including because the restrictions could result in the Company foregoing certain investments or investment strategies or taking other actions, which actions could disadvantage the Company.

Implementation of the Volcker Rule is expected to occur over the next several years. The Volcker Rule does not become effective until the earlier of 12 months from the passage of final rules by the appropriate supervisory and oversight agencies or two years from the date the Dodd-Frank Act was signed into law, and no later than July 2012. From that point in time, banking entities will have two years to bring their activities into compliance with the Volcker Rule. This compliance transition period is currently expected to expire in July 2014; however, the Federal Reserve may grant extensions of the compliance transition period.

Because the regulations under the Volcker Rule have not yet been issued, it is currently uncertain how such regulations will ultimately impact Goldman Sachs and the Company. Under the Volcker Rule, Goldman Sachs can “sponsor” hedge funds and private equity funds only if certain conditions are satisfied. While Goldman Sachs intends to satisfy these conditions, if for any reason Goldman Sachs is unable to, or elects not to, satisfy these conditions or any other conditions under the Volcker Rule, then Goldman Sachs may no longer be able to sponsor the Company. In such event, the structure, operation and governance of the Company may need to be altered such that Goldman Sachs is no longer deemed to sponsor the Company or, alternatively, the Company may need to be terminated. In order that it is no longer deemed to sponsor the Company, Goldman Sachs may seek to cause another entity to replace Goldman Sachs HFS as the Managing Member, cause the Company to be managed by a board of managers or similar body instead of by a managing member, transfer ownership of the Managing Member, appoint a separate investment manager (including Goldman Sachs HFS or any affiliate) to manage the Company’s investments, or any combination of the foregoing, or by such other means as it determines in its sole discretion. The LLC Agreement provides that, without the consent of the Members, the Managing Member may modify or amend the LLC Agreement to make any change that the Managing Member, in its discretion, determines is necessary or advisable for Goldman Sachs to comply with the Dodd-Frank Act or any other current or future laws, rules, regulations or legal requirements applicable to Goldman Sachs or the Company, or to reduce, eliminate or otherwise modify the impact on, or applicability to, Goldman Sachs, any of its affiliates, or any fund organized, offered and/or managed by Goldman Sachs (including the Company) of any bank regulatory or other restrictions that might otherwise be imposed upon any such person as a result of Goldman Sachs’ status as a BHC or an FHC under the BHCA, as an entity otherwise subject to the Dodd-Frank Act, or otherwise. Such amendments may include amendments to reflect any changes to the structure, operation or governance of the Company as described above. See “—Regulation as a Bank Holding Company” below.

Regulation as a Bank Holding Company

In September 2008, Goldman Sachs elected to become a BHC under the BHCA and thereby subject to supervision and regulation by the Federal Reserve. In addition, in August 2009, Goldman Sachs became an FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs.

However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Goldman Sachs is deemed to “control” the Company and the Investees within the meaning of the BHCA, these restrictions are expected to apply to the Company and the Investees as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, may restrict the transactions and relationships between the Managing Member (in its capacity as managing member of the Company or the Investees, as applicable), Goldman Sachs and their affiliates, on the one hand, and the Company and the Investees, on the other hand, and may restrict the investments and transactions by, and the operations of, the Company and the Investees. For example, the BHCA regulations applicable to Goldman Sachs, the Company and the Investees may, among other things, restrict the ability of the Company and the Investees to make certain investments or the size of certain investments, impose a maximum holding period on some or all of the Company’s and the Investees’ investments, restrict the Managing Member’s ability to participate in the management and operations of the companies in which the Company and the Investees invest (including by requiring the Company and Investees to acquire interests in Advisor Funds that have limited or no voting rights), and restrict the ability of Goldman Sachs to invest in the Company and the Investees. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances positions held by Goldman Sachs and its affiliates (including the Manager) for client and proprietary accounts may need to be aggregated with positions held by the Company and the Investees. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require the Company and the Investees to limit and/or liquidate certain investments. See “Potential Conflicts of Interest”.

These restrictions may materially adversely affect the Investees and, in turn, the Company by, among other things, affecting the Managing Member’s ability to pursue certain strategies within the Investees’ investment programs or trade in certain securities. Moreover, Goldman Sachs may cease in the future to qualify as an FHC, which may subject the Company and the Investees additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs, the Company and the Investees will not change, or that any such change will not have a material adverse effect on the Company and the Investees.

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

In addition, certain Advisor Funds may impose redemption fees on redeeming Members, and such redemption fees charged to the Company and the Investment Funds will reduce the NAV of the Company and the Investment Funds and adversely affect all Members (not just redeeming investors).

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

The investment manager of GFS created GFS Trust for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests have been and will continue to be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of December 31, 2010 was an amount equal to approximately 4% of the Company’s member’s equity.

The Company may be directly or indirectly invested in derivatives, securities or other financial instruments or assets that are illiquid and/or not publicly traded. Such investments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. In addition, from time to time, Advisors may segregate from their portfolio of assets certain illiquid or difficult-to-value securities or instruments (each, a “special investment”) and hold them in special investment accounts. If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Risks Related to Issuers of Securities—Advisor Special Investments” below. An investment in the Company is therefore suitable only for sophisticated investors that will not be materially impacted by postponements of the Company’s normal redemption dates. The market value of an Advisor’s investments may fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of financial markets, developments or trends in any particular industry and the financial condition of the issuers of the securities in which such Advisor invests. During periods of limited liquidity and higher price volatility, an Advisor’s ability to acquire or dispose of investments at a price and time that the Advisor deems advantageous may be impaired. As a result, in periods of rising market prices, an Advisor may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly; conversely, such Advisor’s inability to dispose fully and promptly of positions in declining markets will cause the NAV of an Advisor Fund, Portfolio Company or Managed Account (and, consequently, the NAV of an Investment Fund) to decline as the value of unsold positions is marked to lower prices. These circumstances could also impair an Advisor’s ability to make redemption distributions to an Investment Fund in a timely manner and, as a result, could impair the ability of the Investment Fund to make timely distributions to a redeeming member, including the Company. Further, the managing member of an Investment Fund may, in its sole discretion, postpone redemptions, suspend redemptions, including, among other reasons, because the Investment Fund is unable to withdraw sufficient funds from Advisor Funds and Portfolio Companies or otherwise to meet redemption requests, and in circumstances when the disposal of part or all of such Investment Fund’s assets to meet withdrawal requests would be prejudicial to its members.

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

Substantial Redemptions Could Have a Material Adverse Effect on the Company

Substantial requests for the Company or an Investment Fund to redeem membership units of its members in a concentrated period of time, including redemption requests by current and former directors, partners or employees of the GS Group or from certain investment vehicles organized by the Managing Member or its affiliates, could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. In addition, certain Advisor Funds may impose redemption fees, which the Company or the Investment Funds may be required to pay in order to obtain required redemption proceeds. The Company could experience disproportionately high redemptions on any particular redemption date, which could have a material adverse effect on the value of the units redeemed and the value of units that remain outstanding. In addition, following receipt of a redemption request, the Company may be required to liquidate assets in advance of the applicable redemption date, which may result in the Company holding cash or highly liquid investments pending such redemption date. During any such period, the ability of the Managing Member to successfully implement the investment program of the Company may be impaired and the Company’s returns may be adversely affected as a result.

If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Risks Related to Issuers of Securities—Advisor Special Investments” below. In addition, the Managing Member may be unable to redeem interests in one or more Investment Funds as it otherwise deems advisable in order to pay redemption requests, for among other reasons, limits imposed by an Advisor Fund on redemptions by such Investment Fund. As a result, the Managing Member may be required to redeem interests from other more liquid Investment Funds in order to meet redemption requests, which could have a material adverse effect on the Company’s, portfolio mix and the liquidity for remaining Members. Moreover, regardless of the time period over which substantial redemption requests are made, the resulting reduction in the Company’s NAV could make it more difficult for the Company to generate profits or recover losses. Members will not receive notification of substantial redemption requests in respect of any particular Redemption Date (as defined below) from the Company, and therefore may not have the opportunity to redeem units prior to, or at the same time as, the redeeming Members. The Company funded the redemptions made in 2008, 2009, 2010 and January 2011, by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner. The Company also used its Credit Facility to fund past redemptions. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made during 2010 to fund the redemptions made in the Company during 2010 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2011 had a material adverse effect on the value of the units or the performance of the Company. See “—Special Risks of the Company’s Structure—Risks Related to the Company’s Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and There can be no Assurance that the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals”.

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

Special Considerations Applicable to the Continuous Offering of Units; After the Initial Offering of Units Subsequent Purchasers of Units May Suffer Losses Because of Previously Established Open Positions

The Company may accept additional subscriptions for units from time to time as determined by the Managing Member, in its sole discretion, and in accordance with the Company’s LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for units on the first day of each calendar month or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. From July 2003 through September 2004, the Company only took in investments from existing investors and limited subscriptions from new qualified investors, however, starting in October 2004, the Company began accepting additional amounts of new subscriptions and the Company has continued to do so through December 31, 2010.

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

The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts or Portfolio Companies. In addition, the Investment Funds may allocate assets to Advisors that invest in assets that are difficult to value. The Company’s NAV will be affected by the valuations of these difficult-to-value assets. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Portfolio Companies. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. In the event that the managing member of the Investment Funds does not receive an evaluation from an Advisor on a timely basis, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of the Company’s interests in the Advisor Fund independently of the Advisor’s valuations based on the best available information, which may be the information most recently provided by an Advisor to the managing member of the Investment Funds, and any factors deemed relevant by the managing member of the Investment Funds at the time of such valuation. Such determination may be materially inaccurate, including because the information available to the managing member of the Investment Funds was insufficient, inaccurate or out of date. It is not expected that the Company will make adjustments to correct such determinations or to reflect information that becomes available to the Company at a later date, although the managing member of the Investment Funds may make such adjustments in its sole discretion. As a result, the failure of an Advisor to provide adequate information to the Company on a timely basis could have a material adverse effect on Members. Furthermore, the NAVs received by the managing member of the Investment Funds from Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent current audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment Fund’s Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor’s auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors’ books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company, could have a material impact on the NAV of Member’s units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See “—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company” and “—Risks Associated with the Company Investing in Other Entities—Valuation of the Investment Funds’ Investments Will be Determined Utilizing Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company’s Net Assets”.

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

Transactions Between and Among Funds May Be Undervalued and Negatively Affect the Company’s Performance

The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds’ assets away from one or more Advisor Funds in order to achieve the Investment Funds’ investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds’ direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer generally would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests (or at a price equal to the reported value of such interests if all or a portion of such interests are not redeemed on such transfer date). The transfer price will not take into account any value associated with the transfer of the Investment Funds’ investment holding period, if any, in an Advisor Fund, or the prior high NAV associated with the transferred interests.

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

Risks Associated with the Company Investing in Other Entities

Past Performance of Affiliated Funds and Advisors are not Necessarily Indicative of the Results that the Company and Any Investment Fund May Achieve or of Future Results

The past performance of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1. “BUSINESS—

PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.

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

From time to time, the Managing Member may have reason to believe that a valuation provided to the Company by an Advisor may be inaccurate. In such event, the Company may, in the sole discretion of the Managing Member, delay finalizing the Company’s NAV as of the end of the applicable accounting period until the Managing Member has had an opportunity to meet with the Advisor regarding the basis for such valuation and/or the valuation policies and procedures by which the Advisor arrived at the valuation. Any such delay would likely result in a delay in the payment of a portion of any redemption proceeds otherwise payable in respect of redemptions requested as of the applicable Redemption Date (although the Company would endeavor to pay out a portion of redemption proceeds within the normal timeframe).

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

The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor’s valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager of Investment Fund assets. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor’s information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund on a timely basis, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund’s interests in the Advisor Fund independently of the Advisor’s valuations based on the best available information, which may be the information most recently provided by an Advisor to the managing member of the Investment Funds, and any factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Such determination may be materially inaccurate, including because the information available to the Managing Member was insufficient, inaccurate or out of date. It is not expected that the Fund will make adjustments to correct such determinations to reflect information that becomes available to the Fund at a later date, although the Managing Member may make such adjustments in its sole discretion. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company’s net assets and Members if the managing member of the Investment Funds or the Advisor’s judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See “—Risks Related to the Company’s Structure—The Company’s Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future”.

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

The use of leverage by the Investment Funds, Advisor Funds, Portfolio Companies or Advisors can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The amount of leverage or borrowings which the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies and the Advisors may have outstanding at any one time may be large in relation to their capital. Consequently, the level of interest rates generally, and the rates at which the Investment Funds, Advisor Funds, Portfolio Companies and Advisors can borrow in particular, can affect the operating results of the Company. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, a relatively small price movement in a futures contract can result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended “margin” loans to such Advisor in respect of the applicable Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund or Portfolio Company. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

The Company, Investment Funds, Advisor Funds and Portfolio Companies will incur expenses, which may include, without limitation, interest charges and commitment fees, in connection with any leverage that it utilizes, and such expenses could be significant. In addition, the rights of any lenders to the Company, Investment Funds, Advisor Funds and Portfolio Companies to receive payments of interest or repayments of principal will be senior to those of the investors in such entities, including Members or the Company, and the terms of any borrowings may contain provisions that limit certain activities of such entities or the Advisors, including the ability to make distributions.

In lieu of, or in addition to, obtaining a revolving credit line, the Company, Investment Funds, the Advisors, Advisor Funds and Portfolio Companies may determine from time to time to attempt to borrow funds as and when needed, as opposed to relying on committed facilities, with respect to all or a portion of their borrowing needs. Subject to applicable law, the Company, Investment Funds, the Advisors, Advisor Funds and Portfolio Companies may make borrowings from Goldman Sachs on this basis. Such borrowings would therefore generally not involve the payment of any commitment fees, but may result in a higher interest rate when borrowings are made than would have been the case had a committed facility been in place, and could leave the Company, Investment Funds, Advisors, Advisor Funds or Portfolio Companies at risk in situations where no such financing is available, or is only available at high rates. In addition, the terms of any such borrowings may provide that such borrowings may be subject to repayment at any time upon demand by the lender, which could occur at a time when complying with such demand could have a material adverse effect on the Investment Funds, Advisor Funds or Portfolio Companies and, in turn, the Company. In addition, a lender may terminate such borrowings upon the occurrence of certain events, including, without limitation, events of default or termination events. Any such event with respect to a borrowing could materially adversely affect the Company. The Company, Investment Funds, Advisors, Advisor Funds and Portfolio companies will also be subject to other risks related to the use of leverage, which may have an adverse impact on the Company.

Depending upon the form of leverage utilized by the Company, Investment Funds, Advisors, Advisor Funds and Portfolio Companies, the applicable lender may impose certain restrictions or requirements on the operations of the Company, Investment Funds, Advisors, Advisor Funds or Portfolio Companies including, without limitation, restrictions relating to the permitted investments of the Company, Investment Funds, Advisors, Advisor Funds or Portfolio Companies and redemptions therefrom, and requirements with respect to the valuation procedures of the Company, Investment Funds, Advisors, Advisor Funds and Portfolio Companies, the liquidity of the Company, Investment Funds, Advisors, Advisor Funds and Portfolio Companies, and the performance or other reports or notices to be provided to the relevant lender by the Company or the applicable Investment Fund, Advisors, Advisor Fund or Portfolio Company. From time to time, a lender to the Company, Investment Funds, Advisors, Advisor Funds or Portfolio Companies may also require that such entity reduce its leverage ratio. This may occur as a result of the decline in the value of the assets of the Company or the applicable Investment Fund, Advisors, Advisor Fund or Portfolio Company or for other reasons. If this occurs, the Company may be required to redeem interests in Investment Funds or the Investment Funds may be required to redeem interests in Advisor Funds when they otherwise would not have done so.

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

Possible Effects of Speculative Position Limits Could Adversely Affect the Operations and Profitability of the Investment Funds and the Company

The CFTC, the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. For this purpose, trading by persons directly or indirectly under the same control or trading as one pursuant to an express or implied agreement or understanding must be aggregated. Therefore, each Advisor is generally required to aggregate all accounts it advises for purposes of determining its compliance with speculative position limits, which could limit the size of the positions the Advisor can maintain on behalf of the Company. In addition, under certain circumstances, two or more Advisors could be required to comply with applicable position limits as if they were a single trader. Although many of the major U.S. exchanges have eliminated speculative position limits outside of the month in which the futures contract becomes deliverable (the spot month) and have substituted position accountability rules which do not, in themselves, restrict the number of contracts an Advisor is permitted to trade, exchanges maintain the authority to direct an Advisor to reduce exposure (e.g., based upon concerns relating to potential market manipulation or the liquidity of the relevant contract). Position limits, especially in certain markets, may be quite restrictive, and the modification of trading strategies or liquidation of positions by the Advisors, if required to comply with position limits, could have an adverse effect on the operations and profitability of the Company.

The Dodd-Frank Act substantially expanded the CFTC’s authority in this area by (i) requiring the CFTC to impose position limits on futures and options contracts and swaps with respect to all physical commodities, as appropriate, within 270 days of its enactment and (ii) requiring the CFTC to impose aggregate position limits across certain derivatives positions established on designated contract markets, swap execution facilities, or foreign boards of trade, or through bilateral trading. Following the enactment of the Dodd-Frank Act, the CFTC intends to publish a notice of rulemaking proposing CFTC-set position limits in accordance with the Dodd-Frank Act’s mandate. These forthcoming CFTC position limit rules may, among other things, incorporate more restrictive aggregation criteria and, if adopted, could restrict the investment and trading activities in which the Advisors may engage. Any rules or rule amendments adopted by the CFTC in the future may hinder the Advisors’ ability to trade such contracts and could have an adverse effect on the operations and profitability of the Company.

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

Many jurisdictions have recently imposed restrictions and reporting requirements on short selling. In particular, in the fall of 2008, the SEC temporarily suspended short selling on stocks of over 950 publicly traded companies. These restrictions and reporting requirements may prevent the Advisors from successfully implementing their investment strategies, including without limitation as part of their long/short strategies or in connection with hedging their investments, and achieving their investment objective. In addition, reporting requirements relating to short selling may provide transparency to the Advisors’ competitors as to their short positions, which may have an adverse effect on the Investment Funds and, in turn, the Company; similarly, an Advisor, an Advisor Fund or a Portfolio Company may be required to redeem underlying investments when it otherwise would not have done so.

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

The Company and the Investment Funds may be adversely affected by the recent deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Economic and financial market conditions began to deteriorate in 2008 which has resulted in increased volatility and illiquidity in the global credit, debt and equity markets generally. Market participants’ initial concerns were focused primarily on credit and valuation problems in the sub-prime mortgage market and resultant volatility and illiquidity in the sub-prime segment of the mortgage-backed securities market, but these concerns subsequently broadened to the global credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors, causing decreased risk tolerance by investors and significantly tightened availability of credit. As a result, certain securities have become less liquid and more difficult to value, and thus harder to dispose of. This deterioration has been exacerbated by, among other things, uncertainty regarding the extent of the problems in the mortgage industry and the degree of exposure of financial institutions and other market participants, increased aversion to risk, concerns over inflation, instability in energy costs, complex geopolitical issues, the lack of availability and higher cost of credit and the declining real estate and mortgage markets in the United States and elsewhere. These factors, combined with variable commodity pricing, declining business and consumer confidence, increased unemployment and diminished expectations for predictable global financial markets, have led to a global economic slowdown and fears of a global recession. The duration and ultimate effect of current market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may worsen. The continuation or further deterioration of current market conditions and continued uncertainty regarding economic markets generally could result in further declines in the market values of potential investments or declines in market values. Such declines could lead to losses and diminished investment opportunities for the Company and the Investment Funds, could prevent the Company and the Investment Funds from successfully meeting their investment objectives or could require the Company and the Investment Funds to dispose of investments at a loss while such unfavorable market conditions prevail. While current market conditions persist, the Company and the Investment Funds will also be subject to heightened risks associated with the potential failure of brokers, counterparties and exchanges, as well as increased systemic risks associated with the potential failure of one or more systemically important institutions. See “—Failure of the Investment Funds’ Counterparties, Brokers, and Exchanges Exposes Investment Funds to Credit Risks in Various Forms”.

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

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2009 through December 31, 2010 are as follows:

Quarter Ended	High	Low

3/31/09	$133.05	$132.78
6/30/09	$136.59	$133.78
9/30/09	$142.06	$138.14
12/31/09	$143.89	$141.81
3/31/10	$145.73	$143.67
6/30/10	$146.47	$141.85
9/30/10	$146.19	$142.80
12/31/10	$150.82	$147.95

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

Record Holders of Units of the Company

As of December 31, 2010, 4,849,206.06 units were held by 567 Members.

Distributions

The Company has not made distributions from January 1, 2010 to December 31, 2010 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2010 to December 31, 2010, aggregate subscriptions totaled $64,918,041. The Company previously reported sales of unregistered units during the 2010 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the units were privately offered and old to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used substantially all the proceeds to make investments in the Investment Funds.

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

The Company previously reported redemptions of units during 2010 in the Company’s Quarterly Reports on Form 10-Q. The Company redeemed 142,384.48 units during the fourth quarter ended December 31, 2010. From January 1, 2010 to December 31, 2010, aggregate redemptions totaled $69,907,438. Redemptions of $18,895,114 will be effective on January 1, 2011 and are reflected in redemptions payable in the December 31, 2010 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2006 through December 31, 2010, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

Cumulative Performance (January 2006 - December 2010)

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

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The selected historical financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2010	2009	2008	2007	2006

Net trading gain/(loss)	$37,931,357	$60,555,634	$(91,647,625)	$87,875,947	$76,020,409
Total expenses	$8,867,518	$8,871,658	$9,978,508	$9,808,096	$9,926,911
Net income/(loss)	$29,085,355	$51,843,963	$(101,224,791)	$78,394,581	$66,569,645
Less: Incentive allocation to the managing member	$283,319	$137,681	$14,474	$3,919,729	$3,328,482
Net income/(loss) available for pro-rata allocation to members	$28,802,036	$51,706,282	$(101,239,265)	$74,474,852	$63,241,163

Financial Condition	Year Ended as of December 31,
Data	2010		2009		2008		2007		2006

Investments	$612,687,074		$586,435,496		$614,788,663		$702,436,288		$686,250,341
Total assets	$642,636,484		$621,906,334		$641,732,463		$705,861,961		$687,475,191
Total liabilities	$20,842,491		$24,208,299		$31,796,392		$25,077,879		$25,400,717
Members’ equity	$621,793,993	(1)	$597,698,035	(2)	$609,936,071	(3)	$680,784,082	(4)	$662,074,474	(5)
Ending NAV/Unit:
Class A Series 1	$150.82		$143.89		$131.92		$152.88		$137.10

(1)	Members’ equity as of December 31, 2010 reflects redemptions payable in the amount of $18,895,114 at December 31, 2010.

(2)	Members’ equity as of December 31, 2009 reflects redemptions payable in the amount of $22,410,715 at December 31, 2009.

(3)	Members’ equity as of December 31, 2008 reflects redemptions payable in the amount of $28,982,893 at December 31, 2008.

(4)	Members’ equity as of December 31, 2007 reflects redemptions payable in the amount of $22,708,145 at December 31, 2007.

(5)	Members’ equity as of December 31, 2006 reflects redemptions payable in the amount of $23,701,199 at December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2010, the Company had total assets of $642,636,484 compared with total assets of $621,906,334 as of December 31, 2009. Total liabilities of the Company were $20,842,491 as of December 31, 2010 compared with $24,208,299 as of December 31, 2009. Members’ equity of the Company was $621,793,993 as of December 31, 2010 compared with $597,698,035 as of December 31, 2009.

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

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2010, 2009 and 2008, and a general discussion of each Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the

Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

2010 Performance

The Company’s net trading gain/(loss) for the year ended December 31, 2010 was $37,931,357 compared to the year ended December 31, 2009 of $60,555,634.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings and strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. The investment markets of 2010 were characterized by alternating periods of appreciation and decline, driven by the risk-on/risk-off sentiment that persisted throughout the year. Macro concerns, particularly issues of sovereign solvency in Europe, generally overwhelmed security-specific considerations in driving returns on assets and resulted in high cross-sectional stock correlations for much of 2010. However, the announcement of a second round of quantitative easing by the U.S. Federal Reserve (the “Federal Reserve”) combined with improving economic data facilitated a strong rally beginning in early September, leading correlations to gradually trend downwards and lifting most markets to above-average gains for the full year 2010.

World equities (proxied by the MSCI AC World Index) returned 12.7% during 2010, rising 19.1% in the last four months of the year after recovering from a 5.4% decline over the first eight months of the year. 2010 was divided into two distinct periods for credit spreads, with spread widening during the first half of the year, followed by spread tightening during the second half of the year. Aggregate spread tightening combined with a fall in rates resulted in 2010 gains of 14.4% for high yield bonds (proxied by the Credit Suisse High Yield Index); spread tightening also benefited leveraged loans (proxied by the S&P Leveraged Loan 100 Index), which gained 9.7% in 2010. Improving economic data and increasing risk appetite in the last four months of 2010 led commodities to outperform; after sustaining a loss of 11.4% through the end of August, the S&P GSCI Commodity Index ultimately ended the year 9.0% higher with the agricultural commodity complex (proxied by the S&P GSCI Agriculture Index) appreciating 34.2% in 2010. Gold appreciated 29.7% (as proxied by front month gold futures contracts) in 2010, as concern over the value of fiat currencies drove demand for inflation protection and a long-term store of value.

Conservative positioning of portfolios resulted in many Advisors protecting capital in market drawdowns but not fully participating in market rallies, dampening returns for 2010. The flight to quality assets in May, driven by sovereign concerns combined with high levels of market volatility, led managers to generally operate with lower risk for the remainder of 2010. GELS Advisors and GFS Advisors were highly focused on risk management, with many Advisors rapidly decreasing exposures in falling markets and hedging with a variety of instruments, including index options, credit default swaps, currency swaps and exchange traded funds. Although 2010 did not provide the robust pipeline GFS Advisors anticipated as default rates on large cap issues dropped, and mergers and acquisition activity remained thin and highly competitive keeping merger arbitrage spreads narrow, dispersion in the sector was high and some GFS Advisors outperformed indices. Despite a number of macroeconomic themes to trade, the environment for macro GTT Advisors proved difficult to navigate as GTT Advisors’ strong risk management led to quick reduction of losing positions, only to see trades subsequently reverse as GTT Advisors’ original theses on positions proved correct. Fixed income and currency trading were the largest drivers of returns in 2010 for GTT Advisors, while trading in commodities generated muted positive performance.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each Investee as of December 31, 2010, as well as each Investee’s net return for the year ended December 31, 2010.

	Portfolio Weight	Year Ended
	as a % of	December 31, 2010
Investee	Members’ Equity (1)	Net Return (2)

GELS	39.98%	3.90%
GFS	25.30%	9.60%
GTT	29.14%	9.65%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2010, the Company’s Class A Series 1 units returned 4.82% net of fees and incentive allocation.

The Investees

Each of the material Investees’ performance during the year ended December 31, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2010, GELS represented approximately 40% of the Company’s members’ equity. GELS returned 3.90% for Class C Series 1 units for the year ended December 31, 2010.

GELS Advisors experienced positive performance in the twelve months ended December 31, 2010.

During the first quarter of 2010, GELS Advisors realized roughly flat performance as losses in January were offset by gains in February and March. In January, equity markets declined globally and GELS Advisors with higher levels of net and long exposure concentrated in emerging markets, technology, media/telecom, and select financials and resources/energy positions experienced some of the largest declines. Conversely, during February and March global equity markets appreciated, leading GELS Advisors towards positive performance. In particular, GELS Advisors benefited from relatively net long positioning and long exposure to a broad range of sectors including financials, consumer discretionary, industrials/materials, energy, technology, and healthcare. Bottom performing GELS Advisors in February and March generally were more neutrally positioned and the largest losses were from short positions and hedges in more cyclical and levered sectors such as financials, industrials/materials, and consumer discretionary.

The strong positive trend of equity markets at the end of the first quarter reversed in the second quarter of 2010, leading to losses for GELS Advisors. GELS Advisors realized slight negative performance in April as gains from long exposure in a number of sectors, including the consumer, industrials, energy, financials, and technology sectors, were offset by losses from long exposure in the healthcare and materials sectors. Short positions also proved costly, particularly those in higher beta/more cyclical sectors. During May and June, GELS Advisors’ losses were unsurprisingly largely from long positions, with the greatest losses coming from higher beta names in the resources, industrials, materials, technology, financials, and consumer discretionary sectors. Short positions and hedges were broadly the only source of gains and partially offset long book losses.

In the third quarter of 2010 GELS Advisors realized positive performance; however, they failed to fully capture the strong performance of the equity markets as they had reduced risk levels following the increase in volatility and macroeconomic uncertainty in May and June. In July and September, GELS Advisors generated gains as they benefited from broad based rallies in global equities, realizing the largest gains from long exposure to the industrials, materials, commodities/energy, and consumer discretionary sectors. Short exposure in nearly all sectors and general market hedges were responsible for the majority of losses. During August, GELS Advisors’ conservative positioning proved beneficial as GELS Advisors experienced a loss that was a fraction of the declines of global equity indices. GELS Advisors that outperformed in August had more neutral exposure positioning and generated attractive long/short performance spreads by limiting losses from long exposure and generating gains from short exposure in the consumer discretionary, retail, technology, and financial sectors.

GELS Advisors generated positive performance in the fourth quarter of 2010, as GELS Advisors were supported by strong gains from global equity markets. GELS Advisors realized positive performance in the upward markets in October and December. The largest gains came from long holdings in cyclical sectors, which benefited from the improving economic conditions globally, such as the industrials, materials, technology, and consumer discretionary sectors. Additionally, exposure to energy, agriculture, and commodities equities also generated gains, as rising commodity prices provided a tailwind for those sectors. These gains were offset by losses from index and sector hedges, as well as short exposures broadly across a number of sectors, particularly those which also saw the strongest gains. Unlike October and December, November saw more mixed performance across sectors and geographies, which resulted in a wide dispersion of GELS Advisor’s returns. A number of GELS Advisors generated gains as long holdings in energy, consumer discretionary, industrials, and select technology stocks contributed to positive performance, as did a number of short positions in European equities and the financials sector. Underperforming GELS Advisors generally experienced challenging performance from both long and short positions, with longs in underperforming sectors and European equities and short positions in small cap companies and cyclical sectors, such as consumer and industrials, detracting from performance.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2010, GFS represented approximately 25% of the Company’s members’ equity. GFS returned 9.60% for Class C Series 1 units for the year ended December 31, 2010.

GFS Advisors experienced positive performance in the twelve months ended December 31, 2010.

GFS Advisors produced positive returns over the course of the first quarter of 2010, despite some volatility driven by the push for financial reform in Washington, D.C. and deteriorating economic conditions in Europe. GFS Advisors benefitted not only from strength in the broader markets, but also from returns driven by developments in company-specific, event-driven situations. For multi-strategy GFS Advisors, while credit continued to be a source of positive attribution, activities in merger arbitrage and special situation equity investing proved accretive to returns for many. Throughout the first quarter, while portfolio hedges minimized return volatility relative to the broader credit and equity markets, they generally detracted from performance as markets moved higher.

The second quarter of 2010 initially began as a continuation of positive performance from the first quarter, driven by credit investments benefitting from a strong technical backdrop as well as several positive company-specific developments. However, as global market conditions continued to deteriorate, the positive backdrop for GFS Advisors began to reverse in May, causing several GFS Advisors to report negative performance during May and June. Additionally, multi-strategy GFS Advisors throughout the first six months of 2010 had been slowly deploying capital away from high yield credit names and toward special situation equities. As such, multi-strategy GFS Advisors generally reported negative returns over the second quarter given the volatility and underperformance of equity markets. However, some multi-strategy GFS Advisors generated small gains as they positioned their portfolios with various hedges that contributed meaningfully to positive attribution throughout the second quarter.

Similarly, the third quarter of 2010 began with thematic extensions of the second quarter, as GFS Advisors continued to produce a wide dispersion of returns, driven by their portfolio positioning and exposure management. The market backdrop improved as clarity on the European sovereign debt situation and U.S. financial regulatory reform emerged. Throughout the third quarter, GFS Advisors maintained defensive portfolio postures through the use of cash, alpha shorts and portfolio hedges. The market volatility during the summer months provided GFS Advisors with opportunities to take profits on long positions, close out short positions at a profit and establish new entry points in securities that sold-off during market downdrafts. GFS Advisors with higher allocations to event-oriented or post-reorganization equities generated positive performance in July and September, but underperformed in August. During the third quarter, GFS Advisors running more balanced portfolios generated consistently positive but more muted returns relative to those with a higher allocation to equities. Multi-strategy GFS Advisors broadly generated positive performance throughout the third quarter, driven largely by investments in special situation equities. Short investments and market overlay hedges were net detractors of performance over the third quarter, although those positions helped offset losses during August.

In the fourth quarter of 2010, GFS Advisors produced positive returns, albeit with some volatility during the quarter as uncertainty related to the ongoing European sovereign debt situation, tighter monetary policy initiatives in China, and an increase in Treasury yields during mid-November led to a temporary reversal of the October rally across equity and credit markets. However, market sentiment strengthened and volatility declined coming into December on the heels of positive economic data and clarity around regulations. Throughout the fourth quarter, idiosyncratic risk, portfolio positioning and exposure management remained key drivers of GFS Advisor performance month over month. In credit, despite the temporary setback in November, high yield and leveraged loan assets continued to benefit from ample new issuance activity and sustained spread tightening. Additionally, increased corporate activity throughout the fourth quarter was also favorable to multi-strategy GFS Advisors who had been increasing allocation to special situation equities and merger arbitrage. Losses were largely attributable to hedges in GFS Advisors’ portfolios.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2010, GTT represented approximately 29% of the Company’s members’ equity. GTT returned 9.65% for Class C Series 1 units for the year ended December 31, 2010.

GTT Advisors experienced positive performance in the twelve months ended December 31, 2010.

Fixed income positioning was mixed across GTT Advisors throughout much of 2010. Trading in the asset class netted to gains in the first quarter across both macro and managed futures GTT Advisors, as interest rates generally fell and yield curves steepened. GTT Advisors continued to profit from fixed income trading in the second quarter of 2010 as yields generally fell. In the third quarter of 2010, long fixed income exposures across both macro and managed futures GTT Advisors drove positive performance, with consistently positive performance in July and August. Fixed income positions detracted in early September, but then made back some of their losses as bonds rallied into month-end in anticipation of further quantitative easing from the Federal Reserve. Fixed income trading generated mixed results during the fourth quarter of 2010, as long positions that had contributed to performance for much of the year detracted from investment returns.

GTT Advisors generated mixed but overall positive performance in currency trading in 2010. Shorting of the Euro was a high conviction position across GTT Advisors resulting in gains in the first half of 2010 as the Euro fell nearly 15% against the U.S. Dollar during this period. GTT Advisors had long positions in commodity-related currencies and emerging market currencies, which detracted in the second quarter but contributed to returns in the third quarter. Also in the third quarter, a consensus short U.S. Dollar position contributed to performance. The long bias in emerging market and commodity-related currencies against the U.S. Dollar continued to contribute to performance in the fourth quarter, despite detracting in November.

Macro GTT Advisors had limited exposure to equities early in 2010, but both macro and managed futures GTT Advisors captured the upward trends in equity markets in the first quarter, only to experience losses in the asset class in the second quarter as markets moved lower in a choppy fashion. Positioning remained light at the start of the third quarter, but a general long bias across GTT Advisors contributed positively to performance in September after detracting in August. Long equity positioning continued to contribute to performance in the fourth quarter, helped by the rally of risk assets into year-end.

GTT Advisors’ performance in commodity trading trailed the returns generated in other asset classes for much of 2010, but after a strong month of performance in December, ultimately contributed to aggregate returns. In the first quarter, commodity trading was mixed but detracted overall. Managed futures GTT Advisors experienced losses in the choppier market environment of January and February, but some were profitable in March as they captured the strong downward trend in natural gas. Macro GTT Advisors started the year with limited risk in commodities, but some experienced losses in gold, which moved sideways in the first quarter following 2009’s rally. Gold’s contributions to performance were positive during the second quarter, but managed futures GTT Advisors experienced losses in commodities in the second quarter, notably in the energy complex. Trading commodities continued to be challenging into the third quarter, but by September positions such as long gold and long agricultural commodities were profitable. That performance continued into the fourth quarter, driving positive performance in commodity trading among GTT Advisors.

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

	Portfolio Weight	Year Ended
	as a % of	December 31, 2009
Investee	Members’ Equity (1)	Net Return (2)

GELS	39.40%	13.37%
GFS	22.17%	19.10%
GFS Trust	6.28%	5.06	%(3)
GRV	0.82%	6.70%
GTT	25.97%	6.35%
HFPO	3.48%	11.27%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

(3)	GFS Trust commenced operations on March 31, 2009. The return is for the period from March 31, 2009 to December 31, 2009.

For the year ended December 31, 2009, the Company’s Class A Series 1 units returned 9.07% net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the year ended December 31, 2009 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2009, GELS represented approximately 39% of the Company’s members’ equity. GELS returned 13.37% for Class C Series 1 units for the year ended December 31, 2009.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2009, GFS represented approximately 22% of the Company’s members’ equity. GFS returned 19.10% for Class C Series 1 units for the year ended December 31, 2009.

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

Merger arbitrage was also a significant contributor to performance in 2009. GFS Advisors were significantly invested in major deals such as Rohm and Haas Company / The Dow Chemical Company, Genentech, Inc. / Roche Holding, Ltd., Wyeth / Pfizer Inc. and Schering Plough Corporation / Merck & Co. Inc. Multi-strategy GFS Advisors invested in these merger arbitrage transactions with the view that broken deals were less likely given the strategic nature of the transactions, the superior credit quality of the acquirers and the attractiveness of arbitrage spreads given a diminished amount of competing capital. Overall, 2009 ended with the successful completion of each of the major merger transactions highlighted above and no major failed transactions.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of December 31, 2009, GFS Trust represented approximately 6% of the Company’s members’ equity. Performance information for GFS Trust for the year ended December 31, 2009 cannot be provided because GFS Trust was formed on March 31, 2009. GFS Trust returned 5.06% for the period from March 31, 2009 to December 31, 2009. See “—Liquidity and Capital Resources” for a further discussion of GFS Trust.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2009, GTT represented approximately 26% of the Company’s members’ equity. GTT returned 6.35% for Class C Series 1 units for the year ended December 31, 2009.

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

Goldman Sachs HFP Opportunistic Fund, LLC

As of December 31, 2009, HFPO represented approximately 3% of the Company’s members’ equity. HFPO returned 11.27% for Class A Series 1 units for the year ended December 31, 2009.

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

Goldman Sachs Global Relative Value, LLC

As of December 31, 2009, GRV represented approximately 1% of the Company’s members’ equity. GRV returned 6.70% for Class C Series 1 units for the year ended December 31, 2009. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidation distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. The Company expects to reinvest the liquidation proceeds it receives from GRV in accordance with the Company’s investment program. See “—Liquidity and Capital Resources” for a further discussion of GRV.

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

During the first half of 2008, hedge funds were able to outperform broader markets as managers successfully captured thematic opportunities. Some of the successful trends and strategies included long positions in commodities, short positions in financials, long positions in emerging as compared to developed markets, short positions in the U.S. dollar, long positions in fixed income and yield curve trading. However, even in the first half of 2008, adept risk management was key to maintaining profits amidst major reversals including, for example, following the bail out of Bear, Stearns & Co. in mid-March. However, the second half of 2008 proved to be much more challenging for hedge funds and the Company. Since mid July, a number of trends abruptly reversed as markets focused more on global economic weakness and risk aversion led to repatriation of overseas investments and a “flight to safety” that has benefited the U.S. dollar and hurt investments globally. The table below illustrates the portfolio weighting of each Investee as of December 31, 2008, as well as each Investee’s net return for the year ended December 31, 2008.

	Portfolio Weight	Year Ended
	as a% of	December 31, 2008
Investee	Members’ Equity (1)	Net Return (2)

GELS	29.89%	(16.75)%
GFS	34.79%	(19.18)%
GRV	9.68%	(9.37)%
GTT	19.53%	3.27%
HFPO	6.91%	(4.51)%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investees with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

For the year ended December 31, 2008, the Company’s Class A Series 1 units returned (13.71)% net of fees and incentive allocation.

The Investees

Each of the Investees’ performance during the year ended December 31, 2008 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2008, GELS represented approximately 30% of the Company’s members’ equity. GELS returned (16.75)% for Class C Series 1 units for the year ended December 31, 2008.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2008, GFS represented approximately 35% of the Company’s members’ equity. GFS returned (19.18)% for Class C Series 1 units for the year ended December 31, 2008.

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

Goldman Sachs Global Relative Value, LLC

As of December 31, 2008, GRV represented approximately 10% of the Company’s members’ equity. GRV returned (9.37)% for Class C Series 1 units for the year ended December 31, 2008.

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

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2008, GTT represented approximately 20% of the Company’s members’ equity. GTT returned 3.27% for Class C Series 1 units for the year ended December 31, 2008.

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

Goldman Sachs HFP Opportunistic Fund, LLC

As of December 31, 2008, HFPO represented approximately 7% of the Company’s members’ equity. HFPO returned (4.51)% for Class A Series 1 units for the year ended December 31, 2008.

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

Comparison of Selected Financial Information for the years ended December 31, 2010, 2009 and 2008

Interest and Dividend Income

Interest and dividend income for the years ended December 31, 2010, 2009 and 2008 was $21,516, $159,987 and $401,342, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the year ended December 31, 2010 was $7,787,932 compared to the year ended December 31, 2009 of $7,578,899 and the year ended December 31, 2008 of $8,638,530. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2010 compared to the year ended December 31, 2009 and the year ended December 31, 2009 compared to the year ended December 31, 2008.

Interest expense for the year ended December 31, 2010 was $183,060, compared to the year ended December 31, 2009 of $81,111 and the year ended December 31, 2008 of $81,333. The increase in interest expense for the year ended December 31, 2010 compared to December 31, 2009 was due to an increased commitment/facility fee rate. The interest expense for the year ended December 31, 2009 compared to December 31, 2008 did not significantly change as the Company did not borrow during either period.

Professional fees for the year ended December 31, 2010 were $665,360, compared to the year ended December 31, 2009 of $1,049,718 and the year ended December 31, 2008 of $1,059,248. The decrease in professional fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to reduced costs related to the ongoing operations as a public company. The professional fees for the year ended December 31, 2009 compared to the year ended December 31, 2008 did not significantly change.

Other expenses for the year ended December 31, 2010 were $231,166 compared to the year ended December 31, 2009 of $161,930 and the year ended December 31, 2008 of $199,397.

     Incentive Allocation

The Incentive Allocation for the year ended December 31, 2010 was $283,319, compared to the year ended December 31, 2009 of $137,681 and the year ended December 31, 2008 of $14,474. The increase in Incentive Allocation for the year ended December 31, 2010 from the year ended December 31, 2009 was due to an increase in net income from operations for the period for certain series of Class A shares that were above their high watermark. The increase in Incentive Allocation for the year ended December 31, 2009 from the year ended December 31, 2008 was due to an increase in net income from operations for the period for certain series of Class A shares that were above their high watermark.

Other than the management fee, interest expense, professional fees, other expenses and incentive allocation, there are no other fees directly borne by the Company.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Other expenses in the Statement of Operations. For the year ended December 31, 2010, the Company incurred an administration fee of $66,145. Through its investments in the Investment Funds, the Company continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and Portfolio Companies. For the years ended December 31, 2010, 2009 and 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $324,908, $295,484 and $337,223, respectively. SEI is the administrator of each Investment Fund and certain Portfolio Companies.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2010. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2010, approximately 4% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

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

The Company received subscriptions from new and existing investors of $64,918,041 during the year ended December 31, 2010, of $73,875,837 during the year ended December 31, 2009 and of $124,251,266 during the year ended December 31, 2008.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $73,423,039 during the year ended December 31, 2010, $144,530,014 during the year ended December 31, 2009 and $87,599,738 during the year ended December 31, 2008. The Company had Redemptions payable in the amount of $18,895,114 at December 31, 2010, $22,410,715 at December 31, 2009 and $28,982,893 at December 31, 2008. The Company funded the redemptions made in 2008, 2009 and 2010 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2011 had a material adverse effect on the value of the units or the performance of the Company.

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

On June 30, 2006, the Company entered into a credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”). The Company amended certain terms of the Credit Facility on January 28, 2010, June 1, 2010 and September 1, 2010 to, among other things, extend the maturity date to November 1, 2010 and convert the Credit Facility from a committed facility to an uncommitted facility. Effective as of November 1, 2010, the Credit Facility matured and was terminated. See Note 7 to the financial statements for a description of the Company’s Credit Facility.

As of December 31, 2010, the Company had cash and cash equivalents on hand of $29,949,410. As of December 31, 2009, the Company had cash and cash equivalents on hand of $35,470,838.

Investments as of December 31, 2010 were $612,687,074 as compared to $586,435,496 as of December 31, 2009. The increase for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to net trading gains during the year ended December 31, 2010, partially offset by net redemptions made by the Company from the Investees.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of December 31, 2010 was $1,322,217 as compared to $1,288,968 as of December 31, 2009. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flows from liquidating its investment positions in the Investment Funds to the extent necessary, and from new subscriptions into the Company, are adequate to fund its operations and liquidity requirements.

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

Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

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

The Company’s investments in Investees are subject to the terms and conditions of the operating agreements of the respective Investees. These investments are carried at fair value, based on the Company’s attributable share of the net assets of the respective Investee. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

U.S. GAAP has a three-level fair value hierarchy for disclosure of fair value measurements. The fair value hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to Level 1 inputs and the lowest to Level 3 inputs. A financial instrument’s level in the fair value hierarchy is based on the lowest level of any input that is significant to its fair value measurement.

The Company uses NAV as its measure of fair value for investments in Investees. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. See Note 2 and Note 3 to the Company’s financial statements.

For the fiscal years ended December 31, 2010 and December 31, 2009, the fair value of the Company’s pro-rata share of material investments in the Investees was determined by the following valuation techniques:

December 31, 2010

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investee	quoted market prices	external advisors

GELS	—%	40.57%
GFS	—%	25.68%
GTT	1.00%	28.57%

Total	1.00%	94.82%

December 31, 2009

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided by
Investee	quoted market prices	external advisors

GELS	0.07%	40.09%
GFS	—%	21.59%
GFS Trust	—%	6.40%
GTT	0.57%	25.89%

Total	0.64%	93.97%

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of December 31, 2010 and as of December 31, 2009, as indicated by the Fair Value/Value at Risk column and the Net Trading Gain/(Loss) column from January 1, 2010 to December 31, 2010 and from January 1, 2009 to December 31, 2009. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended
December 31, 2010
				Net Trading
	% of Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity (1)		at Risk	(In millions)	Liquidity

GELS	39.98%		$248,593,542	$9.1	(2)
GFS	25.30%		$157,347,212	$12.8	(3)
GFS Trust	3.73%		$23,188,415	$0.1	(4)
GRV	0.27%		$1,649,094	$0.1	(5)
GTT	29.14%		$181,173,125	$15.9	(6)
HFPO	0.12%		$735,686	$(0.1)	(7)

Total	98.54	% (8)	$612,687,074	$37.9

Year Ended
December 31, 2009
				Net Trading
	% of Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity (1)		at Risk	(In millions)	Liquidity

GELS	39.40%		$235,518,832	$24.2	(2)
GFS	22.17%		$132,477,127	$22.5	(3)
GFS Trust	6.28%		$37,532,758	$2.2	(4)
GRV	0.82%		$4,887,674	$1.5	(5)
GTT	25.97%		$155,217,816	$8.1	(6)
HFPO	3.48%		$20,801,289	$2.1	(7)

Total	98.12	% (8)	$586,435,496	$60.6

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(6)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(7)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

(8)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2010, the Managing Member had full position level transparency for approximately 38% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—Risks Related to the Company and the Investment Funds’ Performance and Operation—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios” and “—Dependence on the Managing Member and the Advisors; the Managing Member Generally Has Limited Access to Information on or Control over Advisors’ Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company”.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 39% GELS, 22% GFS, 6% GFS Trust and 26% GTT as of December 31, 2009 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 25% GFS and

29% GTT as of December 31, 2010 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Funds”.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2009 to December 31, 2010.

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2009	2009	2009	2009

Net Trading Gain/(Loss)	$6,140,299	$18,620,945	$25,706,878	$10,087,512
Total Expenses	$2,244,249	$2,200,386	$2,184,443	$2,242,580
Net Income/(Loss)	$3,976,409	$16,474,468	$23,537,710	$7,855,376
Net Income/(Loss) Available for pro rata allocation to Members	$3,975,595	$16,453,430	$23,464,525	$7,812,732

	Fiscal Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2010	2010	2010	2010

Net Trading Gain/(Loss)	$10,147,025	$(14,822,553)	$20,889,590	$21,717,295
Total Expenses	$2,217,325	$2,316,934	$2,216,350	$2,116,909
Net Income/(Loss)	$7,932,107	$(17,133,623)	$18,680,638	$19,606,233
Net Income/(Loss) Available for pro rata allocation to Members	$7,875,210	$(17,078,339)	$18,599,659	$19,405,506

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an Attestation Report of the Company’s registered public accounting firm regarding internal control over financial reporting. The report of management of the Managing Member was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the Managing Member’s management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE

The Company currently has directors but no executive officers, and historically had no directors, until April 1, 2009, or executive officers. The Managing Member is, and has historically been, responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—THE MANAGING MEMBER”. On April 1, 2009, the Managing Member established a board of directors of the Company (the “Board of Directors”) to supervise the affairs of the Company in lieu of the supervision previously provided by the Board of Directors of the Managing Member. The Managing Member, through its executive officers who have responsibility for the Company, currently is and will continue to be responsible for the operations of the Company. The following table sets forth the executive officers of the Managing Member who have responsibility for the Company and the directors of the Company.

Name	Age	Position(s)

Kent A. Clark	46	Managing Director and Chief Investment Officer of the Managing Member
Jennifer Barbetta	38	Managing Director and Chief Financial Officer of the Managing Member
Westley D. Chapman	44	Managing Director of the Managing Member
J. Christopher A. Kojima	41	Director of the Company
A. Charles Baillie	43	Director of the Company

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2010 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

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

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Board of Directors is responsible for the management and operations of the Company. In 2010, the Board of Directors met frequently, including at regularly scheduled quarterly meetings, with employees of the Managing Member to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members (or by written consent) and the Company is not required under Delaware law nor under its

LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2010 and accordingly no members of the Board of Directors attended.

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

The Company does not bear the costs of the annual compensation of its directors or the executive officers of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company and will not bear costs for the Company’s directors. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2010. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Fee Type	Fee Amount
Management Fee paid or payable by the Company	$7,787,932
Incentive Allocation paid or payable by the Company	$283,319
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the units.

Security Ownership of Management

GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2010 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the directors of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 28, 2011.

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

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES AND EXPENSES”.

Some of the directors of the Company and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2010 and are proposed to provide such services in the current year.

No directors of the Company and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2010. Certain directors of the Company and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors of the Company and executive officers of the Managing Member from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

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

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by E&Y during those periods.

	Year Ended
	December 31
	2010	2009

Audit Fees	$187,437	$179,473
Audit-Related Fees	$—	$—
Tax Fees(1)	$121,200	$81,500
All Other Fees	$—	$—

Total	$308,637	$260,973

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

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
Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Christopher A. Kojima J. Christopher A. Kojima	Director	March 28, 2011

/s/ A. Charles Baillie A. Charles Baillie	Director	March 28, 2011

INDEX OF EXHIBITS

Exhibit No.		Description

3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the Company’s LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.1	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.2	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).
10.3	*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value, LLC, dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).
10.4	*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.5	*	Copy of Limited Liability Company Agreement of Goldman Sachs HFP Opportunistic Fund, LLC, dated as of June 25, 2007 (filed as Exhibit 10.6 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).
10.6	*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.7	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).
10.8	*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
14.1	*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).
14.2	*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).
31.1		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheets, including the schedules of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2010 and 2009, the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 28, 2011

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2010 and December 31, 2009

	2010		2009
		% of		% of
	Fair	members’	Fair	members’
Affiliated Investee	value	equity(1)	value	equity(1)

Goldman Sachs Global Equity Long/Short, LLC	$248,593,542	39.98%	$235,518,832	39.40%
Goldman Sachs Global Fundamental Strategies, LLC	157,347,212	25.30%	132,477,127	22.17%
Goldman Sachs Global Fundamental Strategies Asset Trust	23,188,415	3.73%	37,532,758	6.28%
Goldman Sachs Global Relative Value, LLC	1,649,094	0.27%	4,887,674	0.82%
Goldman Sachs Global Tactical Trading, LLC	181,173,125	29.14%	155,217,816	25.97%
Goldman Sachs HFP Opportunistic Fund, LLC	735,686	0.12%	20,801,289	3.48%

Total investments (cost $529,138,634 and $526,489,487, respectively)	$612,687,074	98.54%	$586,435,496	98.12%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at December 31, 2010 and December 31, 2009.

December 31, 2010
			Proportionate	% of
	Underlying		Share of	Members’
Affiliated Investee	Investment	Strategy	Fair Value	Equity(1)

Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$47,508,604	7.64%

December 31, 2009
			Proportionate	% of
	Underlying		Share of	Members’
Affiliated Investee	Investment	Strategy	Fair Value	Equity(1)

Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$58,480,624	9.78%

(1)	Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 95.63% and 94.57% of members’ equity at December 31, 2010 and December 31, 2009, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2010 and December 31, 2009

	2010	2009

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $529,138,634 and $526,489,487, respectively)	$612,687,074	$586,435,496
Cash and cash equivalents	29,949,410	35,470,838

Total assets	$642,636,484	$621,906,334

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$18,895,114	$22,410,715
Management fee payable	1,322,217	1,288,968
Interest payable	—	13,556
Accrued expenses and other liabilities	625,160	495,060

Total liabilities	20,842,491	24,208,299
Members’ equity (units outstanding 4,849,206.06 and 4,736,483.29, respectively)	621,793,993	597,698,035

Total liabilities and members’ equity	$642,636,484	$621,906,334

Analysis of members’ equity:
Net capital contributions, accumulated net investment gain/(loss) and realized gain/(loss) on investments	$538,245,553	$537,752,026
Accumulated net unrealized gain/(loss) on investments	83,548,440	59,946,009

Total members’ equity(1)	$621,793,993	$597,698,035

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest and dividend income	$21,516	$159,987	$401,342
Expenses:
Management fee	7,787,932	7,578,899	8,638,530
Professional fees	665,360	1,049,718	1,059,248
Interest expense	183,060	81,111	81,333
Other expenses	231,166	161,930	199,397

Total expenses	8,867,518	8,871,658	9,978,508

Net investment income/(loss)	(8,846,002)	(8,711,671)	(9,577,166)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	14,328,926	38,166,633	43,741,004
Net change in unrealized gain/(loss)	23,602,431	22,389,001	(135,388,629)

Net trading gain/(loss)	37,931,357	60,555,634	(91,647,625)

Net income/(loss)	$29,085,355	$51,843,963	$(101,224,791)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

	Managing		Total
	member’s	Member’s	member’s
	equity	equity	equity

Member’s equity at December 31, 2007	$—	$680,784,082	$680,784,082
Subscriptions	—	124,251,266	124,251,266
Redemptions	(14,474)	(93,860,012)	(93,874,486)
Allocations of net income/(loss):
Pro-rata allocation	—	(101,224,791)	(101,224,791)
Incentive allocation	14,474	(14,474)	—

Member’s equity at December 31, 2008	—	609,936,071	609,936,071

Subscriptions	—	73,875,837	73,875,837
Redemptions	(137,681)	(137,820,155)	(137,957,836)
Allocations of net income/(loss):
Pro-rata allocation	—	51,843,963	51,843,963
Incentive allocation	137,681	(137,681)	—

Member’s equity at December 31, 2009	—	597,698,035	597,698,035

Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Pro-rata allocation	—	29,085,355	29,085,355
Incentive allocation	283,319	(283,319)	—

Member’s equity at December 31, 2010	$—	$621,793,993	$621,793,993

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities
Net income/(loss)	$29,085,355	$51,843,963	$(101,224,791)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Subscription of investments in affiliated Investees	(66,075,305)	(142,600,000)	(151,000,000)
Proceeds from redemptions of investments in affiliated Investees	77,755,084	231,508,801	147,000,000
Net realized gain/(loss) from investments in affiliated Investees	(14,328,926)	(38,166,633)	(43,741,004)
Net change in unrealized gain/(loss) of investments in affiliated Investees	(23,602,431)	(22,389,001)	135,388,629
Increase/(decrease) in operating liabilities
Management fee payable	33,249	(728,685)	(164,006)
Interest payable	(13,556)	6,667	—
Accrued expenses and other liabilities	130,100	(293,897)	607,771

Net cash from operating activities	2,983,570	79,181,215	(13,133,401)

Cash flows from financing activities
Subscriptions	64,918,041	73,875,837	124,251,266
Redemptions	(73,423,039)	(144,530,014)	(87,599,738)

Net cash from financing activities	(8,504,998)	(70,654,177)	36,651,528

Net change in cash and cash equivalents	(5,521,428)	8,527,038	23,518,127
Cash and cash equivalents at beginning of year	35,470,838	26,943,800	3,425,673

Cash and cash equivalents at end of year	$29,949,410	$35,470,838	$26,943,800

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$196,616	$74,444	$81,333

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Global Fundamental Strategies Asset Trust (Refer to Note 3)	$—	$47,730,311	$—

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note 1 –	Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and, together with GFS Trust, GRV, and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

Fair value of investments

The Company is an investment company for financial reporting purposes and accordingly carries its financial assets and liabilities at fair value. The fair value of the Company’s assets and liabilities that qualify as financial instruments approximates the carrying amounts in the Balance Sheet. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

U.S. GAAP has a three-level fair value hierarchy for disclosure of fair value measurements. The fair value hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to Level 1 inputs and the lowest to Level 3 inputs. A financial instrument’s level in the fair value hierarchy is based on the lowest level of any input that is significant to its fair value measurement.

The Company uses net asset value (“NAV”) as its measure of fair value for investments in Investees when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 2 –	Significant accounting policies (continued)

transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active or financial instruments for which significant inputs are observable (including investments in Investees that can be redeemed at the measurement date or in the near-term at NAV), either directly or indirectly; and

•	Level 3—Prices or valuations that require significant unobservable inputs (including investments in Investees that will never have the ability to be voluntarily redeemed or are restricted from redemption for an uncertain or extended period of time from the measurement date).

See “Note 3—Investments in affiliated Investees” for further information.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 2 –	Significant accounting policies (continued)

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

Recent accounting developments

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

Note 3 –	Investments in affiliated Investees

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, and the tactical trading sector. The Company’s investments in affiliated Investees are subject to the terms and conditions of the respective operating agreements. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual affiliated Investee. GS HFS is the managing member of each of the Investment Funds. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) on the redemption of investments in affiliated Investees are calculated using the specific identification cost method. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place, the ability to redeem at NAV at the measurement date, and existence of certain redemption restrictions at the measurement date. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at December 31, 2010 and December 31, 2009:

	December 31, 2010
Assets	Level 1	Level 2	Level 3	Total

Investments by investment strategy:
Equity Long/Short	$—	$248,593,542	$—	$248,593,542
Event Driven	—	157,347,212	23,188,415	180,535,627
Relative Value	—	—	1,649,094	1,649,094
Tactical Trading	—	181,173,125	—	181,173,125
Multi-Strategy	—	—	735,686	735,686

Total	$—	$587,113,879	$25,573,195	$612,687,074

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total

Investments by investment strategy:
Equity Long/Short	$—	$235,518,832	$—	$235,518,832
Event Driven	—	132,477,127	37,532,758	170,009,885
Relative Value	—	—	4,887,674	4,887,674
Tactical Trading	—	155,217,816	—	155,217,816
Multi-Strategy	—	20,801,289	—	20,801,289

Total	$—	$544,015,064	$42,420,432	$586,435,496

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $29,919,410 and $35,440,838, which were classified as Level 1 assets as of December 31, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2010:

	Investees by investment strategy
	Event Driven	Relative Value	Multi-Strategy	Total

Balance at January 1, 2010	$37,532,758	$4,887,674	$—	$42,420,432
Net realized gain/(loss) on investments in affiliated investees	(75,398)	87,499	—	12,101
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	152,178	39,949	(58,363)	133,764
Net subscriptions/(redemptions)	(14,421,123)	(3,366,028)	—	(17,787,151)
Level 3 transfers in	—	—	794,049	794,049

Balance at December 31, 2010	$23,188,415	$1,649,094	$735,686	$25,573,195

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer. Transfers into Level 3 are due to HFPO’s sole investment in an Advisor Fund which implemented restrictions on redemptions during the year.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2009:

	Investees by investment strategy
	Event Driven	Relative Value	Total

Balance at January 1, 2009	$—	$—	$—
Net realized gain/(loss) on investments in affiliated investees	380,599	(1,417,919)	(1,037,320)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	1,427,159	386,882	1,814,041
Net subscriptions/(redemptions)	35,725,000	(24,193,735)	11,531,265
Net Level 3 transfers in/(out)	—	30,112,446	30,112,446

Balance at December 31, 2009	$37,532,758	$4,887,674	$42,420,432

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at December 31, 2010 and December 31, 2009:

	December 31,
Investee	2010	2009

GELS	$218,989,189	$211,430,047
GFS	138,846,103	122,004,423
GFS Trust	20,402,700	32,545,763
GRV	1,686,248	5,165,590
GTT	148,505,266	136,619,878
HFPO	709,128	18,723,786

	$529,138,634	$526,489,487

The following table summarizes the Company’s Realized and unrealized gain/(loss) on investments in affiliated Investees for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Investee	Liquidity	2010	2009	2008

GELS	(1)	$9,074,710	$24,207,212	$(37,448,188)
GFS	(2)	12,794,779	22,529,461	(49,405,381)
GFS Trust	(3)	76,780	2,188,357	—
GRV	(4)	127,448	1,439,227	(6,259,065)
GTT	(5)	15,955,309	8,096,147	3,172,388
HFPO	(6)	(97,669)	2,095,230	(1,707,379)

Total		$37,931,357	$60,555,634	$(91,647,625)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(4)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	HFPO’s current holdings consist solely of one illiquid Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

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

Management fees and incentive allocations/fee

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the years ended December 31, 2010, 2009 and 2008. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 3 –	Investments in affiliated Investees (continued)

investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fees and incentive allocations/fees are not paid to the Managing Member.

	2010		2009		2008
	Management	Incentive	Management	Incentive	Management	Incentive
Investee	fees	fee	fees	fee	fees	fee

GELS	1.60%	19.78%	1.54%	18.25%	1.63%	19.77%
GFS	1.66%	18.75%	1.58%	18.00%	1.72%	17.78%
GFS Trust	1.54%	17.50%	1.42%	16.04%	—	—
GRV	1.11%	9.60%	1.27%	12.22%	1.64%	17.83%
GTT	1.90%	19.06%	1.85%	17.81%	2.26%	22.28%
HFPO	— (1)	— (1)	1.99%	19.86%	2.35%	23.49%

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Other expenses in the Statement of Operations. For the period from August 1, 2010 through December 31, 2010, the Company incurred an administration fee of $66,145. The Company also continues to incur an indirect monthly administration fee to SEI at the Investee level which is included in Realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the years ended December 31, 2010, 2009 and 2008, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $324,908, $295,484 and $337,223, respectively.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 5 –	Risk Management (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 5 –	Risk Management (continued)

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3—Investments in affiliated Investees”, neither GFS Trust nor GRV provide investors with a voluntary redemption right, and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2010 and December 31, 2009 approximately 2% and 2%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2010 and December 31,

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 5 –	Risk Management (continued)

2009 approximately 4% and 7%, respectively of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests at the Managing Member’s sole discretion should conditions warrant.

Note 6 –	Related parties

The Management fee payable in the Balance Sheet represents management fees due to GS HFS at December 31, 2010 and December 31, 2009, respectively.

Included in the redemptions payable on the Balance Sheet at December 31, 2010 and December 31, 2009 were redemptions due to the Managing Member of $283,319 and $137,240, respectively.

For the year ended December 31, 2010, the Company earned dividends of $20,392 from an investment in one or more money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the year ended December 31, 2009, the Company earned dividends of $159,987 from an investment in one or more money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At December 31, 2010 and December 31, 2009, the fair values of such money market investments was $29,919,410 and $35,440,838, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at December 31, 2010, 2009 and 2008. Employees of GS & Co. owned approximately 2% of the Company’s equity at December 31, 2010, 2009 and 2008.

During the year ended December 31, 2009, members equity in Class A Series 66 through Class A Series 73 of $19,139,514 was transferred into the Company from an affiliated fund of the Company. The capital losses of these series were carried forward to the Company, which will be recovered before an incentive allocation is charged.

Note 7 –	Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2009 and November 1, 2010:

			Facility fee/
Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee

September 1, 2010 through November 1, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2009 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010 and was not renewed.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 7 –	Borrowing facility (continued)

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

(4)	Effective September 1, 2010, the Credit Facility was extended to November 1, 2010 and converted to an uncommitted facility. Additionally, the commitment fee terminated, and the Company commenced paying a monthly facility fee to the Facility Counterparty at the rate of 1% per annum of the average Credit Facility.

The proceeds of the advances under the Credit Facility were used for liquidity management in connection with subscriptions to the Company and redemptions of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. As of December 31, 2009, there were no borrowings outstanding. Interest related to borrowing and the commitment/facility fee is included in interest expense in the Statement of Operations. Effective November 1, 2010, the Credit Facility matured and was terminated.

Note 8 –	Members’ equity

At December 31, 2010, December 31, 2009 and December 31, 2008, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 units and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. Effective January 1, 2008, Class A Series 33 through Class A Series 44 units were converted into Class A Series 1 units. The Managing Member does not own any units in the Company.

Transactions in units for non-managing members for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Units	Amount	Units	Amount	Units	Amount

Share Class Conversion
Class A
Series 1	—	$—	—	$—	295,317.71	$45,148,615
Series 33	—	—	—	—	(10,000.00)	(1,115,107)
Series 34	—	—	—	—	(10,010.00)	(1,098,794)
Series 35	—	—	—	—	(27,595.00)	(3,005,067)
Series 36	—	—	—	—	(37,000.00)	(3,993,991)
Series 37	—	—	—	—	(34,000.00)	(3,611,289)
Series 38	—	—	—	—	(38,700.00)	(4,022,981)
Series 39	—	—	—	—	(31,750.00)	(3,283,841)
Series 40	—	—	—	—	(51,000.00)	(5,280,566)
Series 41	—	—	—	—	(75,000.00)	(7,918,349)
Series 42	—	—	—	—	(54,000.00)	(5,608,852)
Series 43	—	—	—	—	(27,750.00)	(2,785,064)
Series 44	—	—	—	—	(34,000.00)	(3,424,714)
Series 54	592,596.98	60,385,988	—	—	—	—
Series 55	(22,500.00)	(2,379,248)	—	—	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Units	Amount	Units	Amount	Units	Amount

Series 56	(10,000.00)	$(1,076,095)	—	$—	—	$—
Series 57	(25,000.00)	(2,715,361)	—	—	—	—
Series 58	(50,000.00)	(5,386,946)	—	—	—	—
Series 59	(15,000.00)	(1,618,719)	—	—	—	—
Series 60	(27,600.00)	(2,979,262)	—	—	—	—
Series 61	(11,312.98)	(1,212,471)	—	—	—	—
Series 62	(62,000.00)	(6,519,496)	—	—	—	—
Series 63	(66,712.98)	(7,009,995)	—	—	—	—
Series 64	(36,650.00)	(3,809,919)	—	—	—	—
Series 65	(54,137.27)	(5,558,740)	—	—	—	—
Series 74	(83,000.00)	(8,401,415)	—	—	—	—
Series 75	(85,100.00)	(8,628,531)	—	—	—	—
Series 76	(30,850.00)	(3,089,790)	—	—	—	—

	12,733.75	$—	—	$—	(135,487.29)	$—

Subscriptions Class A
Series 45	—	$—	—	$—	77,622.13	$7,762,213
Series 46	—	—	—	—	149,310.53	14,931,053
Series 47	—	—	—	—	72,250.00	7,225,000
Series 48	—	—	—	—	126,500.00	12,650,000
Series 49	—	—	—	—	145,800.00	14,580,000
Series 50	—	—	—	—	222,080.00	22,208,000
Series 51	—	—	—	—	126,300.00	12,630,000
Series 52	—	—	—	—	108,750.00	10,875,000
Series 53	—	—	—	—	89,550.00	8,955,000
Series 54	—	—	—	—	81,850.00	8,185,000
Series 55	—	—	—	—	22,500.00	2,250,000
Series 56	—	—	—	—	20,000.00	2,000,000
Series 57	—	—	25,000.00	2,500,000	—	—
Series 58	—	—	50,000.00	5,000,000	—	—
Series 59	—	—	15,000.00	1,500,000	—	—
Series 60	—	—	27,600.00	2,760,000	—	—
Series 61	—	—	11,312.98	1,131,298	—	—
Series 62	—	—	62,000.00	6,200,000	—	—
Series 63	—	—	66,712.98	6,671,298	—	—
Series 64	—	—	36,650.00	3,665,000	—	—
Series 65	—	—	54,137.27	5,413,727	—	—
Series 66	—	—	95,580.88	9,558,088	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Units	Amount	Units	Amount	Units	Amount

Series 67	—	$—	1,367.32	$136,732	—	$—
Series 68	—	—	57,080.94	5,708,094	—	—
Series 69	—	—	20,861.87	2,086,187	—	—
Series 70	—	—	6,848.67	684,867	—	—
Series 71	—	—	1,403.93	140,393	—	—
Series 72	—	—	6,915.70	691,570	—	—
Series 73	—	—	1,335.83	133,583	—	—
Series 74	—	—	83,000.00	8,300,000	—	—
Series 75	—	—	85,100.00	8,510,000	—	—
Series 76	—	—	30,850.00	3,085,000	—	—
Series 77	76,950.00	7,695,000	—	—	—	—
Series 78	62,345.96	6,234,596	—	—	—	—
Series 79	71,456.60	7,145,660	—	—	—	—
Series 80	56,950.00	5,695,000	—	—	—	—
Series 81	201,150.00	20,115,000	—	—	—	—
Series 82	12,294.48	1,229,448	—	—	—	—
Series 83	5,460.80	546,080	—	—	—	—
Series 84	34,000.00	3,400,000	—	—	—	—
Series 85	16,500.00	1,650,000	—	—	—	—
Series 86	21,942.57	2,194,257	—	—	—	—
Series 87	33,930.00	3,393,000	—	—	—	—
Series 88	1,000.00	100,000	—	—	—	—
Series 89	43,250.00	4,325,000	—	—	—	—
Series 90	11,950.00	1,195,000	—	—	—	—

Total	649,180.41	$64,918,041	738,758.37	$73,875,837	1,242,512.66	$124,251,266

Redemptions Class A
Series 1	324,595.15	$47,275,206	918,434.94	$126,197,094	649,166.41	$93,316,375
Series 45	7,500.00	716,408	18,500.00	1,619,229	6,300.00	543,637
Series 46	31,541.67	3,068,917	28,057.64	2,537,895	—	—
Series 47	17,250.00	1,680,917	—	—	—	—
Series 48	20,154.12	1,950,610	5,000.00	453,200	—	—
Series 49	—	—	5,000.00	472,959	—	—
Series 50	14,036.18	1,321,802	13,613.61	1,240,823	—	—
Series 51	21,768.00	2,033,895	3,232.00	300,000	—	—
Series 52	10,000.00	969,605	12,000.00	1,138,619	—	—
Series 53	18,098.83	1,805,063	16,000.00	1,525,865	—	—
Series 54	72,910.97	7,592,307	12,500.00	1,258,376	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 8 –	Members’ equity (continued)

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Units	Amount	Units	Amount	Units	Amount

Series 56	—	$—	10,000.00	$1,076,095	—	$—
Series 66	11,336.47	1,209,389	—	—	—	—

	549,191.39	$69,624,119	1,042,338.19	$137,820,155	655,466.41	$93,860,012

At December 31, 2010, 2009 and 2008, members’ equity consisted of the following:

	December 31, 2010		December 31, 2009		December 31, 2008
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Non-managing members
Class A
Series 1	2,560,820.36	$386,220,632	2,885,415.51	$415,172,330	3,803,850.45	$501,818,748
Series 45	45,322.13	4,471,072	52,822.13	4,971,425	71,322.13	6,154,499
Series 46	89,711.22	9,003,589	121,252.89	11,612,001	149,310.53	13,110,185
Series 47	55,000.00	5,407,597	72,250.00	6,777,089	72,250.00	6,213,647
Series 48	101,345.88	10,142,713	121,500.00	11,601,290	126,500.00	11,074,495
Series 49	140,800.00	13,960,216	140,800.00	13,318,515	145,800.00	12,644,862
Series 50	194,430.21	18,928,004	208,466.39	19,361,580	222,080.00	18,911,135
Series 51	101,300.00	9,855,874	123,068.00	11,423,377	126,300.00	10,748,705
Series 52	86,750.00	8,669,138	96,750.00	9,224,038	108,750.00	9,506,109
Series 53	55,451.17	5,610,812	73,550.00	7,104,425	89,550.00	7,930,768
Series 54	589,036.01	62,770,502	69,350.00	7,066,804	81,850.00	7,654,640
Series 55	—	—	22,500.00	2,379,248	22,500.00	2,187,676
Series 56	—	—	10,000.00	1,076,095	20,000.00	1,980,602
Series 57	—	—	25,000.00	2,715,361	—	—
Series 58	—	—	50,000.00	5,386,946	—	—
Series 59	—	—	15,000.00	1,618,719	—	—
Series 60	—	—	27,600.00	2,979,262	—	—
Series 61	—	—	11,312.98	1,212,471	—	—
Series 62	—	—	62,000.00	6,519,496	—	—
Series 63	—	—	66,712.98	7,009,995	—	—
Series 64	—	—	36,650.00	3,809,919	—	—
Series 65	—	—	54,137.27	5,558,740	—	—
Series 66	84,244.41	9,079,321	95,580.88	9,827,589	—	—
Series 67	1,367.32	147,361	1,367.32	140,588	—	—
Series 68	57,080.94	6,151,816	57,080.94	5,869,039	—	—
Series 69	20,861.87	2,248,358	20,861.87	2,145,009	—	—
Series 70	6,848.67	738,106	6,848.67	704,178	—	—
Series 71	1,403.93	151,306	1,403.93	144,351	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 8 –	Members’ equity (continued)

	December 31, 2010		December 31, 2009		December 31, 2008
	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value	Outstanding Units	Net Asset Value

Series 72	6,915.70	$745,329	6,915.70	$711,069	—	$—
Series 73	1,335.83	143,967	1,335.83	137,350	—	—
Series 74	—	—	83,000.00	8,401,415	—	—
Series 75	—	—	85,100.00	8,628,531	—	—
Series 76	—	—	30,850.00	3,089,790	—	—
Series 77	76,950.00	8,047,216	—	—	—	—
Series 78	62,345.96	6,529,247	—	—	—	—
Series 79	71,456.60	7,466,991	—	—	—	—
Series 80	56,950.00	5,883,928	—	—	—	—
Series 81	201,150.00	20,682,620	—	—	—	—
Series 82	12,294.48	1,273,182	—	—	—	—
Series 83	5,460.80	565,505	—	—	—	—
Series 84	34,000.00	3,566,739	—	—	—	—
Series 85	16,500.00	1,749,127	—	—	—	—
Series 86	21,942.57	2,311,363	—	—	—	—
Series 87	33,930.00	3,557,487	—	—	—	—
Series 88	1,000.00	103,011	—	—	—	—
Series 89	43,250.00	4,394,876	—	—	—	—
Series 90	11,950.00	1,216,988	—	—	—	—

Subtotal	4,849,206.06	$621,793,993	4,736,483.29	$597,698,035	5,040,063.11	$609,936,071

Managing member		—		—		—

Total members’ equity		$621,793,993		$597,698,035		$609,936,071

	December 31, 2010	December 31, 2009	December 31, 2008
	NAV per unit	NAV per unit	NAV per unit

Non-managing members
Class A
Series 1	$150.82	$143.89	$131.92
Series 45	98.65	94.12	86.29
Series 46	100.36	95.77	87.80
Series 47	98.32	93.80	86.00
Series 48	100.08	95.48	87.55
Series 49	99.15	94.59	86.73
Series 50	97.35	92.88	85.15
Series 51	97.29	92.82	85.10
Series 52	99.93	95.34	87.41
Series 53	101.18	96.59	88.56

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 8 –	Members’ equity (continued)

	December 31, 2010	December 31, 2009	December 31, 2008
	NAV per unit	NAV per unit	NAV per unit

Series 54	$106.56	$101.90	$93.52
Series 55	—	105.74	97.23
Series 56	—	107.61	99.03
Series 57	—	108.61	—
Series 58	—	107.74	—
Series 59	—	107.91	—
Series 60	—	107.94	—
Series 61	—	107.18	—
Series 62	—	105.15	—
Series 63	—	105.08	—
Series 64	—	103.95	—
Series 65	—	102.68	—
Series 66	107.77	102.82	—
Series 67	107.77	102.82	—
Series 68	107.77	102.82	—
Series 69	107.77	102.82	—
Series 70	107.77	102.82	—
Series 71	107.77	102.82	—
Series 72	107.77	102.82	—
Series 73	107.77	102.82	—
Series 74	—	101.22	—
Series 75	—	101.39	—
Series 76	—	100.16	—
Series 77	104.58	—	—
Series 78	104.73	—	—
Series 79	104.50	—	—
Series 80	103.32	—	—
Series 81	102.82	—	—
Series 82	103.56	—	—
Series 83	103.56	—	—
Series 84	104.90	—	—
Series 85	106.01	—	—
Series 86	105.34	—	—
Series 87	104.85	—	—
Series 88	103.01	—	—
Series 89	101.62	—	—
Series 90	101.84	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 9 –	Ownership in Investees

During the years ended December 31, 2010 and 2009, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2010 and December 31, 2009:

	December 31, 2010
			% owned
		Investee	by the
	Company investment	equity(1)	Company(1)

GELS	$248,593,542	$511,245,480	48.63%
GFS	157,347,212	381,734,121	41.22%
GFS Trust	23,188,415	82,519,893	28.10%
GRV	1,649,094	6,277,870	26.27%
GTT	181,173,125	397,291,003	45.60%
HFPO	735,686	1,239,043	59.38%

Total	$612,687,074

	December 31, 2009
			% owned
		Investee	by the
	Company investment	equity(1)	Company(1)

GELS	$235,518,832	$406,728,241	57.91%
GFS	132,477,127	275,465,080	48.09%
GFS Trust	37,532,758	133,566,660	28.10%
GRV	4,887,674	18,606,692	26.27%
GTT	155,217,816	296,045,714	52.43%
HFPO	20,801,289	35,033,537	59.38%

Total	$586,435,496

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 –	Indemnifications

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 10 –	Indemnifications (continued)

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

Note 11 –	Financial Highlights

Financial highlights for the Company for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	Class A	Class A	Class A
	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of year	$143.89	$131.92	$152.88
Income from operations:
Net trading profit/(loss)	9.00	13.95	(18.92)
Net investment income/(loss)(1)(2)	(2.07)	(1.98)	(2.04)

Total income/(loss) from operations	6.93	11.97	(20.96)

Net asset value, end of year	$150.82	$143.89	$131.92

Ratios to average members’ equity(3)
Expenses	1.43%	1.46%	1.44%
Incentive allocation	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.43%	1.46%	1.44%

Net investment income/(loss)(2)	(1.42)%	(1.44)%	(1.39)%

Total return (prior to incentive allocation)(4)	4.82%	9.07%	(13.71)%
Incentive allocation	0.00%	0.00%	0.00%

Total return	4.82%	9.07%	(13.71)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 11 –	Financial Highlights (continued)

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Note 12 –	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 (the “Significant Investees”):

Balance Sheet

The balance sheets as of December 31, 2010 and December 31, 2009, are summarized as follows:

	December 31, 2010
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$502,195,620	$351,240,904	$195,143,057
Investments in affiliated Investees, at fair value	—	27,393,668	195,355,421
Cash and cash equivalents	36,020,084	8,819,210	13,003,556
Other assets	3,495,222	6,067,742	8,500,000

Total assets	$541,710,926	$393,521,524	$412,002,034

Liabilities and Net Assets
Liabilities
Redemptions payable	$6,558,606	$11,292,278	$11,183,178
Subscriptions received in advance	20,000,000	—	2,990,000
Loan Payable	3,100,000	—	—
Accrued expenses and other liabilities	806,840	495,125	537,853

Total liabilities	30,465,446	11,787,403	14,711,031
Net assets	511,245,480	381,734,121	397,291,003

Total liabilities and net assets	$541,710,926	$393,521,524	$412,002,034

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

	December 31, 2009
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$422,198,049	$303,788,708	$106,086,018
Investments in affiliated Investees, at fair value	720,104	23,626,633	185,915,266
Cash and cash equivalents	18,030,775	25,410,020	8,723,057
Other assets	24,466,148	6,509,847	12,457,432

Total assets	$465,415,076	$359,335,208	$313,181,773

Liabilities and Net Assets
Liabilities
Redemptions payable	$57,864,926	$81,871,036	$16,609,782
Accrued expenses and other liabilities	821,909	1,999,092	526,277

Total liabilities	58,686,835	83,870,128	17,136,059
Net assets	406,728,241	275,465,080	296,045,714

Total liabilities and net assets	$465,415,076	$359,335,208	$313,181,773

Statement of Operations

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the statements of operations are summarized as follows:

	December 31, 2010
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$7,251,018	$21,515,494	$6,474,019
Net change in unrealized gain/(loss) on Investees	13,091,149	12,643,241	28,423,000
Investment income	7,546	7,800	4,773
Expenses	(1,562,966)	(1,866,840)	(1,920,932)

Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860

	December 31, 2009
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$(12,369,124)	$61,818,045	$30,113,212
Net change in unrealized gain/(loss) on Investees	71,714,411	8,234,277	(13,300,462)
Investment income	311,429	454,261	172,459
Expenses	(1,266,799)	(2,128,662)	(1,334,934)

Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

	December 31, 2008
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$59,529,257	$147,794,327	$11,377,950
Net change in unrealized gain/(loss) on Investees	(184,985,135)	(332,763,998)	(4,153,934)
Investment income	753,825	709,613	692,883
Expenses	(1,552,959)	(3,043,920)	(962,708)

Net income/(loss) from operations	$(126,255,012)	$(187,303,978)	$6,954,191

Statement of Cash Flows

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the statements of cash flows are summarized as follows:

	December 31, 2010
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860
Net increase/(decrease) in investments in investees	(79,277,467)	(51,219,231)	(98,497,194)
Net increase/(decrease) in operating assets and liabilities	20,955,857	(1,061,862)	3,969,008

Net cash provided by/(used in) operating activities	(39,534,863)	(19,981,398)	(61,547,326)

Cash flows from financing activities
Net subscriptions/(redemptions)	54,424,172	3,390,588	65,827,825
Proceeds/(repayments) of loan	3,100,000	—	—

Net cash provided by/(used in) financing activities	57,524,172	3,390,588	65,827,825

Net change in cash and cash equivalents	17,989,309	(16,590,810)	4,280,499
Cash and cash equivalents at beginning of year	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of year	$36,020,084	$8,819,210	$13,003,556

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

	December 31, 2009
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275
Net increase/(decrease) in investments in investees(1)	86,215,577	208,956,990	(8,538,000)
Net increase/(decrease) in operating assets and liabilities	(22,190,524)	20,241,596	(11,986,473)

Net cash provided by/(used in) operating activities	122,414,970	297,576,507	(4,874,198)

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(191,182,453)	(321,161,787)	(31,531,775)

Net cash provided by/(used in) financing activities	(191,182,453)	(321,161,787)	(31,531,775)

Net change in cash and cash equivalents	(68,767,483)	(23,585,280)	(36,405,973)
Cash and cash equivalents at beginning of year	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of year	$18,030,775	$25,410,020	$8,723,057

(1)	During the year ended December 31, 2009, GTT had an in-kind subscription of $71,930,617 and GFS had an in-kind redemption of $157,265,966.

	December 31, 2008
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(126,255,012)	$(187,303,978)	$6,954,191
Net increase/(decrease) in investments in investees	330,388,001	393,838,578	18,142,713
Net increase/(decrease) in operating assets and liabilities	23,085,420	(25,653,047)	(280,519)

Net cash provided by/(used in) operating activities	227,218,409	180,881,553	24,816,385

Cash flows from financing activities
Net subscriptions/(redemptions)	(119,744,804)	(105,594,645)	9,959,197
Net proceeds/(repayments) from loan	(23,896,658)	(26,485,771)	—

Net cash provided by/(used in) financing activities	(143,641,462)	(132,080,416)	9,959,197

Net change in cash and cash equivalents	83,576,947	48,801,137	34,775,582
Cash and cash equivalents at beginning of year	3,221,311	194,163	10,353,448

Cash and cash equivalents at end of year	$86,798,258	$48,995,300	$45,129,030

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

Condensed Schedule of Investments

The condensed schedules of investments as of December 31, 2010 and December 31, 2009, are as follows:

GELS — December 31, 2010

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Diversified
Highbridge Long/Short Equity Fund, L.P.	$28,680,924	5.61%
Karsch Capital II, L.P.	29,167,542	5.71
Viking Global Equities, L.P.	32,862,898	6.43
Other	238,017,496	46.55

Total Diversified (cost $287,579,786)	328,728,860	64.30
Energy (cost $18,491,331)	18,376,083	3.59
Growth
Conatus Capital Partners, L.P.	27,242,686	5.33
Other	19,536,823	3.82

Total Growth (cost $42,910,770)	46,779,509	9.15
Multi-Strategy (cost $1,047,312)	1,165,731	0.23
Short-Term Trading (cost $37,000,000)	39,921,610	7.81
Value (cost $56,913,292)	66,373,774	12.98
Value with a Catalyst (cost $498,249)	850,053	0.17

Total Investments in Advisor Funds (cost $444,440,740)	$502,195,620	98.23%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

GFS — December 31, 2010

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Credit Opportunities — Distressed Securities
Anchorage Capital Partners L.P.	$23,904,279	6.26%
Brigade Leveraged Capital Structures Fund, L.P.	25,917,674	6.79
Greywolf Capital Partners II, L.P.	28,335,518	7.42
Other	37,115,730	9.73

Total Credit Opportunities — Distressed Securities (cost $87,691,846)	115,273,201	30.20
Multi-Strategy
Empyrean Capital Fund L.P.	29,798,711	7.81
Eton Park Fund, L.P.	20,946,899	5.49
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	27,393,668	7.18
Halcyon Partners, L.P.	29,546,889	7.74
Manikay Master Fund, L.P.	12,988,887	3.40
Manikay Onshore Fund, L.P.	8,047,526	2.11
Orange Capital Domestic I, L.P.	29,433,638	7.71
OZ Domestic Partners II, L.P.	27,043,911	7.08
Taconic Capital Partners 1.5, L.P.	32,519,183	8.51
Other	18,154,469	4.76

Total Multi-Strategy (cost $180,937,269)	235,873,781	61.79
Value with a Catalyst
Jana Partners Qualified, L.P. ($26,556,827)	27,487,590	7.20

Total Investments in Advisor Funds (cost $295,185,942)	$378,634,572	99.19%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

GTT — December 31, 2010

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Fixed Income Relative Value (cost $12,500,000)	$12,670,494	3.19%
Global Macro
D. E. Shaw Helient Fund LLC	9,023,040	2.27
D. E. Shaw Oculus Fund, LLC	19,352,114	4.88
GAM Global Rates Hedge Fund	20,144,725	5.07
Goldman Sachs BH Fund Onshore, LLC (invested in Brevon Howard, L.P.)(1)	30,777,139	7.75
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	33,130,838	8.34
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	11,102,654	2.79
Remington Investment Strategies, L.P.	27,414,537	6.90
Other	75,066,812	18.89

Total Global Macro (cost $189,963,278)	226,011,859	56.89
Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	107,112,043	26.96
TE Jenkins Portfolio, Ltd.(1)	13,232,747	3.33
Other	31,471,335	7.92

Total Managed Futures (cost $134,189,527)	151,816,125	38.21

Total Investments in Advisor Funds (cost $336,652,805)	$390,498,478	98.29%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2010.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2010, the redemption periods ranged from monthly to annually and there are no restrictions such as lock-ups or suspended redemptions in place with the exception of one Advisor fund with a three year lock-up. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity such as side pocket investments.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

GELS — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Catalyst — Activist (cost $15,808,963)	$20,220,428	4.97%
Consumer
TE Hayground Cove Portfolio, Ltd. (cost $3,126,742)(1)	720,104	0.18
Diversified
Glenview Institutional Partners, L.P.	21,023,811	5.17
Karsch Capital II, L.P.	26,228,977	6.45
PFM Diversified Fund, L.P.	20,966,390	5.16
SCP Ocean Fund, L.P.	21,809,122	5.36
Viking Global Equities, L.P.	25,612,676	6.30
Other	187,274,286	46.04

Total Diversified (cost $265,634,005)	302,915,262	74.48
Energy (cost $11,500,000)	11,350,421	2.79
Growth
Conatus Capital Partners, L.P. (cost $19,910,770)	20,997,168	5.16
Multi-Strategy (cost $12,165,969)	8,787,164	2.16
Short-Term Trading (cost $16,500,000)	16,184,835	3.98
Value
Skellig Partners, L.P.	26,492,494	6.51
Other	15,250,277	3.75

Total Value (cost $33,607,973)	41,742,771	10.26

Total Investments in Advisor Funds (cost $378,254,422)	$422,918,153	103.98%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

GFS — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Credit Opportunities — Distressed Securities
Anchorage Capital Partners L.P.	$30,096,559	10.93%
Brigade Leveraged Capital Structures Fund, L.P.	21,107,054	7.66
Greywolf Capital Partners II, L.P.	43,058,240	15.63
Other	17,808,045	6.46

Total Credit Opportunities — Distressed Securities (cost $84,442,652)	112,069,898	40.68

Multi-Strategy
Empyrean Capital Fund L.P.	26,286,209	9.54
Eton Park Fund, L.P.	32,833,855	11.92
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	23,626,633	8.58
Halcyon Partners, L.P.	29,989,388	10.89
Manikay Master Fund, L.P.	12,557,334	4.56
Manikay Onshore Fund, L.P.	5,237,957	1.90
Orange Capital Domestic I, L.P.	26,201,521	9.51
OZ Domestic Partners II, L.P.	25,706,638	9.33
Taconic Capital Partners 1.5, L.P.	32,905,908	11.95

Total Multi-Strategy (cost $172,167,300)	215,345,443	78.18

Total Investments in Advisor Funds (cost $256,609,952)	$327,415,341	118.86%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

GTT — December 31, 2009

		% of
Advisor Funds by Investment Strategy	Fair Value	Net Assets

Emerging Markets Relative Value (cost $1,748,911)	$573,112	0.19%
Global Macro
Bridgewater Pure Alpha II, LLC	17,600,097	5.95
D. E. Shaw Oculus Fund, LLC	18,099,787	6.11
Goldman Sachs BH Fund Onshore, LLC (invested in Brevon Howard, L.P.)(1)	30,495,770	10.30
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	26,294,707	8.88
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	11,244,080	3.80
Remington Investment Strategies, L.P.	21,226,289	7.17
Other	30,757,618	10.39

Total Global Macro (cost $134,540,323)	155,718,348	52.60

Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	111,539,633	37.67
TE Jenkins Portfolio, Ltd.(1)	6,341,076	2.14
Other	17,829,115	6.03

Total Managed Futures (cost $130,289,377)	135,709,824	45.84

Total Investments in Advisor Funds (cost $266,578,611)	$292,001,284	98.63%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

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

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

Fair Value Hierarchy

The following tables summarize by level within the fair value hierarchy each Significant Investee’s investments at fair value as of December 31, 2010 and December 31, 2009:

	December 31, 2010
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$493,371,547	$8,824,073	$502,195,620
GFS	—	363,446,039	15,188,533	378,634,572
GTT	—	387,963,608	2,534,870	390,498,478

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$413,334,824	$9,583,329	$422,918,153
GFS	—	308,047,463	19,367,878	327,415,341
GTT	—	285,886,771	6,114,513	292,001,284

See “Note 2 — Significant accounting policies” for disclosures regarding the fair value hierarchy.

Liquidity

As of December 31, 2010 and December 31, 2009, certain of the Advisor Funds of the Significant Investees’ were considered illiquid due to restrictions such as side pocket investments or suspended redemptions implemented by the Advisors of such Advisor Funds. The Significant Investees have not imposed any liquidity restrictions on the Company. The following represents the percentage of the net assets of the Significant Investees that were considered illiquid.

	2010	2009

GELS	2%	2%
GFS	4%	5%
GTT	1%	2%

See “Note 5 — Risk management — Liquidity Risk” for disclosures regarding illiquidity related to the Significant Investees.

Each of the Significant Investees maintains a borrowing facility with a financial institution in order to meet liquidity needs. At December 31, 2010 and December 31, 2009, GELS had borrowings outstanding of $3,100,000 and $0, respectively, and GFS and GTT had no borrowings outstanding.

Risk Management

See “Note 5 — Risk Management” for information on risk information associated with the Significant Investees.

Advisor Funds’ Management Fees and Incentive Allocations/Fees

See “Note 3 — Investments in affiliated Investees” for information on the contractual weighted average Advisor Funds’ management fee and incentive allocation/fee rates at the Significant Investee level.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

Note 12 –	Significant Investees (continued)

Financial Highlights

The financial highlights for the Significant Investees for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 are summarized as follows:

	December 31, 2010
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.19%	0.19%	0.17%

Net investment income/(loss)	(0.19)%	(0.19)%	(0.17)%

Total return(2)	3.90%	9.60%	9.65%

	December 31, 2009
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.19%	0.21%	0.23%

Net investment income/(loss)	(0.12)%	(0.11)%	(0.16)%

Total return(2)	13.37%	19.10%	6.35%

	December 31, 2008
	GELS	GFS	GTT

Ratios to average net assets(1)
Expenses	0.15%	0.12%	0.14%

Net investment income/(loss)	(0.04)%	(0.05)%	0.12%

Total return(2)	(16.75)%	(19.18)%	3.27%

(1)	The ratios to average net assets are based on expenses and net investment income/(loss) of Class C Series 1 units for GELS, GFS and GTT. The ratios to average net assets calculated above do not include each Significant Investees’ proportionate share of the net investment income/(loss) and expenses of their investments.

(2)	The total returns are based on the performance of Class C Series 1 units for GELS, GFS, and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Significant Investees with respect to the Company’s investment in any of the Significant Investees.

Note 13 –	Subsequent Events

Effective January 1, 2011, Class A Series 48, Class A Series 53 through 54, Class A Series 77 through 81 and Class A Series 84 through 90 units were converted to Class A Series 46 units.