Form 10-Q
period 2011-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2011-05-13
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or
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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 4,835,105.99 Units of Limited Liability Company Interests outstanding as of May 13, 2011.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2011 and December 31, 2010

	(Unaudited)		(Audited)
	March 31, 2011		December 31, 2010
		% of		% of
	Fair	members’	Fair	members’
Affiliated Investee	value	equity(1)	value	equity(1)

Goldman Sachs Global Equity Long/Short, LLC	$250,021,506	41.16%	$248,593,542	39.98%
Goldman Sachs Global Fundamental Strategies, LLC	153,111,813	25.21%	157,347,212	25.30%
Goldman Sachs Global Fundamental Strategies Asset Trust	21,613,715	3.56%	23,188,415	3.73%
Goldman Sachs Global Relative Value, LLC	1,563,216	0.26%	1,649,094	0.27%
Goldman Sachs Global Tactical Trading, LLC	178,994,469	29.47%	181,173,125	29.14%
Goldman Sachs HFP Opportunistic Fund, LLC	725,848	0.12%	735,686	0.12%

Total investments (cost $519,524,598 and $529,138,634, respectively)	$606,030,567	99.78%	$612,687,074	98.54%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at March 31, 2011 and December 31, 2010.

March 31, 2011 (Unaudited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$46,877,892	7.72%

December 31, 2010 (Audited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$47,508,604	7.64%

(1)	Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Excluding redemptions payable per the Balance Sheet, total investments would represent 95.17% and 95.63% of members’ equity at March 31, 2011 and December 31, 2010, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $519,524,598 and $529,138,634, respectively)	$606,030,567	$612,687,074
Cash and cash equivalents	33,528,539	29,949,410

Total assets	$639,559,106	$642,636,484

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$29,405,252	$18,895,114
Management fee payable	1,980,445	1,322,217
Accrued expenses and other liabilities	802,407	625,160

Total liabilities	32,188,104	20,842,491
Members’ equity (units outstanding 4,749,275.04 and 4,849,206.06, respectively)	607,371,002	621,793,993

Total liabilities and members’ equity	$639,559,106	$642,636,484

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$520,865,033	$538,245,553
Accumulated net unrealized gain/(loss) on investments	86,505,969	83,548,440

Total members’ equity(1)	$607,371,002	$621,793,993

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2011 and March 31, 2010

	2011	2010

Dividend income	$4,183	$2,407
Expenses:
Management fee	1,980,445	1,922,133
Professional fees	147,537	233,163
Administration fee	38,563	—
Interest expense	—	23,004
Miscellaneous expenses	50,352	39,025

Total expenses	2,216,897	2,217,325

Net investment income/(loss)	(2,212,714)	(2,214,918)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	5,529,127	13,833,912
Net change in unrealized gain/(loss)	2,957,529	(3,686,887)

Net realized and unrealized gain/(loss)	8,486,656	10,147,025

Net income/(loss)	$6,273,942	$7,932,107

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2011 (Unaudited)
and the year ended December 31, 2010 (Audited)

	Managing		Total
	member’s	Members’	members’
	equity	equity	equity

Member’s equity at December 31, 2009	$—	$597,698,035	$597,698,035
Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Incentive allocation	283,319	(283,319)	—
Pro-rata allocation	—	29,085,355	29,085,355

Member’s equity at December 31, 2010	—	621,793,993	621,793,993
Subscriptions	—	8,425,000	8,425,000
Redemptions	—	(29,121,933)	(29,121,933)
Allocations of net income/(loss):
Incentive allocation	84,590	(84,590)	—
Pro-rata allocation	—	6,273,942	6,273,942

Member’s equity at March 31, 2011	$84,590	$607,286,412	$607,371,002

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	2011	2010

Cash flows from operating activities
Net income/(loss)	$6,273,942	$7,932,107
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(2,792,618)	(58,000,000)
Proceeds from sales of investments in affiliated Investees	17,935,781	63,830,919
Net realized (gain)/loss from investments in affiliated Investees	(5,529,127)	(13,833,912)
Net change in unrealized (gain)/loss of investments in affiliated Investees	(2,957,529)	3,686,887
Increase/(decrease) in operating liabilities:
Management fee payable	658,228	633,165
Interest Payable	—	(5,140)
Accrued expenses and other liabilities	177,247	165,791

Net cash from operating activities	13,765,924	4,409,817

Cash flows from financing activities
Subscriptions	8,425,000	21,075,256
Redemptions	(18,611,795)	(22,273,475)

Net cash from financing activities	(10,186,795)	(1,198,219)

Net change in cash and cash equivalents	3,579,129	3,211,598
Cash and cash equivalents at beginning of period	29,949,410	35,470,838

Cash and cash equivalents at end of period	$33,528,539	$38,682,436

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$—	$28,144

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

Note 1 –	Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and, together with GFS Trust, GRV and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“GS HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

Fair value of investments

The Company is an investment company for financial reporting purposes and accordingly carries its investments at fair value. The carrying value of the Company’s assets and liabilities not recorded at fair value that qualify as financial instruments approximates fair value.

Realized and unrealized gain/(loss) on investments in affiliated Investees

Realized and unrealized gain/(loss) on investments in affiliated Investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value (“NAV”) information supplied by each individual Investee, which includes realized and unrealized gains/losses on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3 — Investments in affiliated Investees” for further information.

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
March 31, 2011

Note 2 –	Significant accounting policies (continued)

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each member’s capital account bears to the total balance of all members’ capital accounts. The Managing Member earns an annual incentive allocation equal to 5.0% of any new net appreciation in the NAV of each series. Any net depreciation in the NAV of a series for a fiscal year must be recouped prior to the Managing Member earning an incentive allocation in future years.

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

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to the terms and conditions of the respective operating agreements. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual affiliated Investee. GS HFS is the managing member of each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) on the redemption of investments in affiliated Investees are calculated using the specific identification cost method.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 3 –	Investments in affiliated Investees (continued)

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the Investment Funds’ asset allocation with the various Advisors and the performance of each of their Advisor Funds and interests held by GFS Trust, GRV and HFPO. In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally has limited access, if at all, to specific information regarding the Advisor Funds’ portfolios and relies on NAV provided by the Advisors. Generally, the NAV provided by the Advisors is only audited on an annual basis and is not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses NAV as its measure of fair value for investments in Investees when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. The three levels of the fair value hierarchy are described below:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices in markets that are not active or financial instruments for which significant inputs are observable (including investments in Investees that can be redeemed at the measurement date or in the near-term at NAV), either directly or indirectly; and

•	Level 3 — Prices or valuations that require significant unobservable inputs (including investments in Investees that will never have the ability to be voluntarily redeemed or are restricted from redemption for an uncertain or extended period of time from the measurement date).

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 3 –	Investments in affiliated Investees (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$250,021,506	$—	$250,021,506
Event Driven	—	153,111,813	21,613,715	174,725,528
Tactical Trading	—	178,994,469	—	178,994,469
Multi-Sector	—	—	725,848	725,848
Relative Value	—	—	1,563,216	1,563,216

Total	$—	$582,127,788	$23,902,779	$606,030,567

	December 31, 2010 (Audited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$248,593,542	$—	$248,593,542
Event Driven	—	157,347,212	23,188,415	180,535,627
Tactical Trading	—	181,173,125	—	181,173,125
Multi-Sector	—	—	735,686	735,686
Relative Value	—	—	1,649,094	1,649,094

Total	$—	$587,113,879	$25,573,195	$612,687,074

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $33,498,804 and $29,919,410, which were classified as Level 1 assets as of March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the quarter ended March 31, 2011:

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) from investments	1,673	—	(778)	895
Net change in unrealized gain/(loss) on investments still held at March 31, 2011	(283,755)	(9,838)	58,063	(235,530)
Sales	(1,292,618)	—	(143,163)	(1,435,781)

Balance as at March 31, 2011	$21,613,715	$725,848	$1,563,216	$23,902,779

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 3 –	Investments in affiliated Investees (continued)

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the quarter ended March 31, 2010:

	Event Driven	Relative Value	Total

Balance as at January 1, 2010	$37,532,758	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	(20,043)	15,053	(4,990)
Net change in unrealized gain/(loss) on investments still held at March 31, 2010	268,907	94,638	363,545
Sales	(5,254,774)	(1,632,316)	(6,887,090)

Balance as at March 31, 2010	$32,526,848	$3,365,049	$35,891,897

The following table summarizes the cost of the Company’s investments in the affiliated Investees at March 31, 2011 and December 31, 2010:

Investee	March 31, 2011	December 31, 2010

GELS	$216,756,022	$218,989,189
GFS	134,780,693	138,846,103
GFS Trust	19,266,841	20,402,700
GRV	1,539,064	1,686,248
GTT	146,472,850	148,505,266
HFPO	709,128	709,128

Total	$519,524,598	$529,138,634

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three months ended March 31, 2011 and March 31, 2010:

		Three Months Ended March 31,
Investee	Liquidity	2011	2010

GELS	(1)	$4,427,965	$2,195,376
GFS	(2)	2,471,982	5,745,392
GFS Trust	(3)	(282,082)	248,864
GRV	(4)	57,285	109,691
GTT	(5)	1,821,344	1,883,085
HFPO	(6)	(9,838)	(35,383)

Total		$8,486,656	$10,147,025

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to six years.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 3 –	Investments in affiliated Investees (continued)

(4)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	HFPO’s current holdings consist solely of one illiquid Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

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

Goldman Sachs Global Fundamental Strategies Asset Trust

GS HFS, the managing member of GFS, created GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 3 –	Investments in affiliated Investees (continued)

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

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the three months ended March 31, 2011 and March 31, 2010. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	March 31, 2011				March 31, 2010
	Management		Incentive		Management	Incentive
Investee	fees		allocation/fees		fees	allocation/fees

GELS	1.57%		19.49%		1.56%	18.83%
GFS	1.70%		18.96%		1.63%	18.49%
GFS Trust	1.34%		15.31%		1.52%	17.21%
GRV	1.06%		9.03%		0.97%	8.94%
GTT	1.85%		19.05%		1.94%	18.80%
HFPO	—	%(1)	—	%(1)	2.01%	20.15%

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 4 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in Realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended March 31, 2011 and March 31, 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $71,527 and $77,351, respectively.

Note 5 –	Risk Management

The Investees’ investing activities and those of the Advisor Funds in which they invest expose the Company to various types of risks that are associated with the financial investments and markets in which the Investees and such Advisor Funds invest. In the ordinary course of business, GS HFS, in its capacity as Managing Member of the Company and the Investees, attempts to manage a variety of risks, including market, operational, liquidity and credit risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. GS HFS monitors risk guidelines and diversifies exposures across a variety of instruments, markets and counterparties.

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 5 –	Risk Management (continued)

(ii) Interest rate risk

The Advisor Funds may invest in fixed income securities and derivatives. Any change to market interest rates relevant for particular securities may result in the Advisors being unable to secure similar returns on the expiration of contracts or the sale of securities. In addition, changes to prevailing interest rates or changes in expectations of future rates may result in an increase or decrease in the value of the securities held. In general, if interest rates rise, the value of the fixed income securities and derivatives will decline. A decline in interest rates will in general have the opposite effect.

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither GFS Trust nor GRV provide investors with a voluntary redemption right and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to liquidate quickly some of its investments in order to meet liquidity requirements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of March 31, 2011 and December 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2011 and December 31, 2010, approximately 4% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests at the Managing Member’s sole discretion should conditions warrant.

Credit risk

Credit risk is the risk that one party to a contract will cause a financial loss for the other party by failing to discharge an obligation.

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

The management fee payable in the Balance Sheet represents management fees due to GS HFS at March 31, 2011 and December 31, 2010, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 6 –	Related parties (continued)

Included in the redemptions payable on the Balance Sheet at March 31, 2011 and December 31, 2010 were redemptions due to the Managing Member of $283,319.

For the three months ended March 31, 2011, the Company earned dividends of $4,183 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the three months ended March 31, 2010, the Company earned dividends of $2,407 from an investment in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At March 31, 2011 and December 31, 2010, the fair values of such money market investments was $33,498,804 and $29,919,410, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at March 31, 2011 and December 31, 2010. Employees of Goldman, Sachs & Co. owned approximately 2% of the Company’s equity at March 31, 2011 and December 31, 2010.

Note 7 –	Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2010 and November 1, 2010:

			Facility fee/
Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee

September 1, 2010 through November 1, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2010 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010 and was not renewed.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

(4)	Effective September 1, 2010, the Credit Facility was extended to November 1, 2010 and converted to an uncommitted facility. Additionally, the commitment fee terminated and the Company commenced paying a monthly facility fee to the Facility Counterparty at the rate of 1% per annum of the average Credit Facility.

The proceeds of the advances under the Credit Facility were used for liquidity management in connection with subscriptions to the Company and redemption of the Company’s investments in the Investment Funds and for general purposes not prohibited by the Credit Facility or the investment guidelines therein. Interest related to borrowing and the commitment / facility fee is included in interest expense in the Statement of Operations. Effective November 1, 2010, the Credit Facility matured and was not renewed.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 8 –	Members’ equity

At March 31, 2011 and December 31, 2010, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

The Company’s unit activity for the three month ended March 31, 2011 is as follows:

	December 31,	Unit			March 31,
	2010	conversion	Subscriptions	Redemptions	2011
Class A:
Series 1	2,560,820.36	—	—	(91,964.84)	2,468,855.52
Series 45	45,322.13	—	—	—	45,322.13
Series 46	89,711.22	1,435,142.41	—	(106,148.56)	1,418,705.07
Series 47	55,000.00	—	—	—	55,000.00
Series 48	101,345.88	(101,345.88)	—	—	—
Series 49	140,800.00	—	—	—	140,800.00
Series 50	194,430.21	—	—	(22,374.91)	172,055.30
Series 51	101,300.00	—	—	(17,510.59)	83,789.41
Series 52	86,750.00	—	—	—	86,750.00
Series 53	55,451.17	(55,451.17)	—	—	—
Series 54	589,036.01	(589,036.01)	—	—	—
Series 66	84,244.41	—	—	(4,066.34)	80,178.07
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 77	76,950.00	(76,950.00)	—	—	—
Series 78	62,345.96	(62,345.96)	—	—	—
Series 79	71,456.60	(71,456.60)	—	—	—
Series 80	56,950.00	(56,950.00)	—	—	—
Series 81	201,150.00	(201,150.00)	—	—	—
Series 82	12,294.48	—	—	—	12,294.48
Series 83	5,460.80	—	—	—	5,460.80
Series 84	34,000.00	(34,000.00)	—	—	—
Series 85	16,500.00	(16,500.00)	—	—	—
Series 86	21,942.57	(21,942.57)	—	—	—
Series 87	33,930.00	(33,930.00)	—	—	—
Series 88	1,000.00	(1,000.00)	—	—	—
Series 89	43,250.00	(43,250.00)	—	—	—
Series 90	11,950.00	(11,950.00)	—	—	—
Series 91	—	—	39,500.00	—	39,500.00
Series 92	—	—	26,500.00	—	26,500.00
Series 93	—	—	18,250.00	—	18,250.00

Total	4,849,206.06	57,884.22	84,250.00	(242,065.24)	4,749,275.04

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 8 –	Members’ equity (continued)

The Company’s unit activity for the year ended December 31, 2010 is as follows:

	December 31,	Unit			December 31,
	2009	conversion	Subscriptions	Redemptions	2010
Class A:
Series 1	2,885,415.51	—	—	(324,595.15)	2,560,820.36
Series 45	52,822.13	—	—	(7,500.00)	45,322.13
Series 46	121,252.89	—	—	(31,541.67)	89,711.22
Series 47	72,250.00	—	—	(17,250.00)	55,000.00
Series 48	121,500.00	—	—	(20,154.12)	101,345.88
Series 49	140,800.00	—	—	—	140,800.00
Series 50	208,466.39	—	—	(14,036.18)	194,430.21
Series 51	123,068.00	—	—	(21,768.00)	101,300.00
Series 52	96,750.00	—	—	(10,000.00)	86,750.00
Series 53	73,550.00	—	—	(18,098.83)	55,451.17
Series 54	69,350.00	592,596.98	—	(72,910.97)	589,036.01
Series 55	22,500.00	(22,500.00)	—	—	—
Series 56	10,000.00	(10,000.00)	—	—	—
Series 57	25,000.00	(25,000.00)	—	—	—
Series 58	50,000.00	(50,000.00)	—	—	—
Series 59	15,000.00	(15,000.00)	—	—	—
Series 60	27,600.00	(27,600.00)	—	—	—
Series 61	11,312.98	(11,312.98)	—	—	—
Series 62	62,000.00	(62,000.00)	—	—	—
Series 63	66,712.98	(66,712.98)	—	—	—
Series 64	36,650.00	(36,650.00)	—	—	—
Series 65	54,137.27	(54,137.27)	—	—	—
Series 66	95,580.88	—	—	(11,336.47)	84,244.41
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 74	83,000.00	(83,000.00)	—	—	—
Series 75	85,100.00	(85,100.00)	—	—	—
Series 76	30,850.00	(30,850.00)	—	—	—
Series 77	—	—	76,950.00	—	76,950.00
Series 78	—	—	62,345.96	—	62,345.96
Series 79	—	—	71,456.60	—	71,456.60
Series 80	—	—	56,950.00	—	56,950.00
Series 81	—	—	201,150.00	—	201,150.00
Series 82	—	—	12,294.48	—	12,294.48
Series 83	—	—	5,460.80	—	5,460.80
Series 84	—	—	34,000.00	—	34,000.00
Series 85	—	—	16,500.00	—	16,500.00
Series 86	—	—	21,942.57	—	21,942.57
Series 87	—	—	33,930.00	—	33,930.00
Series 88	—	—	1,000.00	—	1,000.00
Series 89	—	—	43,250.00	—	43,250.00
Series 90	—	—	11,950.00	—	11,950.00

Total	4,736,483.29	12,733.75	649,180.41	(549,191.39)	4,849,206.06

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 8 –	Members’ equity (continued)

The Company’s members’ capital activity for the three months ended March 31, 2011 is as follows:

	December 31,	Equity			Net	March 31,	NAV
	2010	conversion	Subscriptions	Redemptions	income/(loss)	2011	per unit

Managing Member	$—	$—	$—	$—	$84,590	$84,590
Class A:
Series 1	386,220,632	—	—	(14,004,149)	3,861,136	376,077,619	$152.33
Series 45	4,471,072	—	—	—	44,698	4,515,770	99.64
Series 46	9,003,589	144,033,620	—	(10,754,452)	1,453,449	143,736,206	101.32
Series 47	5,407,597	—	—	—	54,061	5,461,658	99.30
Series 48	10,142,713	(10,142,713)	—	—	—	—	—
Series 49	13,960,216	—	—	—	138,574	14,098,790	100.13
Series 50	18,928,004	—	—	(2,200,000)	189,227	16,917,231	98.32
Series 51	9,855,874	—	—	(1,720,706)	98,532	8,233,700	98.27
Series 52	8,669,138	—	—	—	82,627	8,751,765	100.88
Series 53	5,610,812	(5,610,812)	—	—	—	—	—
Series 54	62,770,502	(62,770,502)	—	—	—	—	—
Series 66	9,079,321	—	—	(442,626)	90,768	8,727,463	108.85
Series 67	147,361	—	—	—	1,474	148,835	108.85
Series 68	6,151,816	—	—	—	61,501	6,213,317	108.85
Series 69	2,248,358	—	—	—	22,477	2,270,835	108.85
Series 70	738,106	—	—	—	7,379	745,485	108.85
Series 71	151,306	—	—	—	1,513	152,819	108.85
Series 72	745,329	—	—	—	7,451	752,780	108.85
Series 73	143,967	—	—	—	1,440	145,407	108.85
Series 77	8,047,216	(8,047,216)	—	—	—	—	—
Series 78	6,529,247	(6,529,247)	—	—	—	—	—
Series 79	7,466,991	(7,466,991)	—	—	—	—	—
Series 80	5,883,928	(5,883,928)	—	—	—	—	—
Series 81	20,682,620	(20,682,620)	—	—	—	—	—
Series 82	1,273,182	—	—	—	12,729	1,285,911	104.59
Series 83	565,505	—	—	—	5,654	571,159	104.59
Series 84	3,566,739	(3,566,739)	—	—	—	—	—
Series 85	1,749,127	(1,749,127)	—	—	—	—	—
Series 86	2,311,363	(2,311,363)	—	—	—	—	—
Series 87	3,557,487	(3,557,487)	—	—	—	—	—
Series 88	103,011	(103,011)	—	—	—	—	—
Series 89	4,394,876	(4,394,876)	—	—	—	—	—
Series 90	1,216,988	(1,216,988)	—	—	—	—	—
Series 91	—	—	3,950,000	—	37,515	3,987,515	100.95
Series 92	—	—	2,650,000	—	20,689	2,670,689	100.78
Series 93	—	—	1,825,000	—	(3,542)	1,821,458	99.81

Subtotal:	621,793,993	—	8,425,000	(29,121,933)	6,189,352	607,286,412

Total	$621,793,993	$—	$8,425,000	$(29,121,933)	$6,273,942	$607,371,002

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 8 –	Members’ equity (continued)

The Company’s members’ capital activity for the year ended December 31, 2010 is as follows:

	December 31,	Equity			Net	December 31,	NAV
	2009	conversion	Subscriptions	Redemptions	income/(loss)	2010	per unit

Managing Member	$—	$—	$—	$(283,319)	$283,319	$—
Class A:
Series 1	415,172,330	—	—	(47,275,206)	18,323,508	386,220,632	$150.82
Series 45	4,971,425	—	—	(716,408)	216,055	4,471,072	98.65
Series 46	11,612,001	—	—	(3,068,917)	460,505	9,003,589	100.36
Series 47	6,777,089	—	—	(1,680,917)	311,425	5,407,597	98.32
Series 48	11,601,290	—	—	(1,950,610)	492,033	10,142,713	100.08
Series 49	13,318,515	—	—	—	641,701	13,960,216	99.15
Series 50	19,361,580	—	—	(1,321,802)	888,226	18,928,004	97.35
Series 51	11,423,377	—	—	(2,033,895)	466,392	9,855,874	97.29
Series 52	9,224,038	—	—	(969,605)	414,705	8,669,138	99.93
Series 53	7,104,425	—	—	(1,805,063)	311,450	5,610,812	101.18
Series 54	7,066,804	60,385,988	—	(7,592,307)	2,910,017	62,770,502	106.56
Series 55	2,379,248	(2,379,248)	—	—	—	—	—
Series 56	1,076,095	(1,076,095)	—	—	—	—	—
Series 57	2,715,361	(2,715,361)	—	—	—	—	—
Series 58	5,386,946	(5,386,946)	—	—	—	—	—
Series 59	1,618,719	(1,618,719)	—	—	—	—	—
Series 60	2,979,262	(2,979,262)	—	—	—	—	—
Series 61	1,212,471	(1,212,471)	—	—	—	—	—
Series 62	6,519,496	(6,519,496)	—	—	—	—	—
Series 63	7,009,995	(7,009,995)	—	—	—	—	—
Series 64	3,809,919	(3,809,919)	—	—	—	—	—
Series 65	5,558,740	(5,558,740)	—	—	—	—	—
Series 66	9,827,589	—	—	(1,209,389)	461,121	9,079,321	107.77
Series 67	140,588	—	—	—	6,773	147,361	107.77
Series 68	5,869,039	—	—	—	282,777	6,151,816	107.77
Series 69	2,145,009	—	—	—	103,349	2,248,358	107.77
Series 70	704,178	—	—	—	33,928	738,106	107.77
Series 71	144,351	—	—	—	6,955	151,306	107.77
Series 72	711,069	—	—	—	34,260	745,329	107.77
Series 73	137,350	—	—	—	6,617	143,967	107.77
Series 74	8,401,415	(8,401,415)	—	—	—	—	—
Series 75	8,628,531	(8,628,531)	—	—	—	—	—
Series 76	3,089,790	(3,089,790)	—	—	—	—	—
Series 77	—	—	7,695,000	—	352,216	8,047,216	104.58
Series 78	—	—	6,234,596	—	294,651	6,529,247	104.73
Series 79	—	—	7,145,660	—	321,331	7,466,991	104.50
Series 80	—	—	5,695,000	—	188,928	5,883,928	103.32
Series 81	—	—	20,115,000	—	567,620	20,682,620	102.82
Series 82	—	—	1,229,448	—	43,734	1,273,182	103.56
Series 83	—	—	546,080	—	19,425	565,505	103.56
Series 84	—	—	3,400,000	—	166,739	3,566,739	104.90
Series 85	—	—	1,650,000	—	99,127	1,749,127	106.01
Series 86	—	—	2,194,257	—	117,106	2,311,363	105.34
Series 87	—	—	3,393,000	—	164,487	3,557,487	104.85
Series 88	—	—	100,000	—	3,011	103,011	103.01
Series 89	—	—	4,325,000	—	69,876	4,394,876	101.62
Series 90	—	—	1,195,000	—	21,988	1,216,988	101.84

Subtotal:	597,698,035	—	64,918,041	(69,624,119)	28,802,036	621,793,993

Total	$597,698,035	$—	$64,918,041	$(69,907,438)	$29,085,355	$621,793,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 9 –	Ownership in Investees

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)
GELS	$250,021,506	$522,862,364	47.82%
GFS	153,111,813	383,492,667	39.93%
GFS Trust	21,613,715	66,916,057	32.30%
GRV	1,563,216	5,690,945	27.47%
GTT	178,994,469	423,373,276	42.28%
HFPO	725,848	1,222,473	59.38%

Total	$606,030,567

	December 31, 2010 (Audited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)
GELS	$248,593,542	$511,245,480	48.63%
GFS	157,347,212	381,734,121	41.22%
GFS Trust	23,188,415	82,519,893	28.10%
GRV	1,649,094	6,277,870	26.27%
GTT	181,173,125	397,291,003	45.60%
HFPO	735,686	1,239,043	59.38%

Total	$612,687,074

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 11 –	Financial highlights

Financial highlights for the Company for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	Class A	Class A
	Series 1	Series 1
Per unit operating performance:
Net asset value, beginning of period	$150.82	$143.89
Income from operations:
Net realized and unrealized gain/(loss)	2.04	2.36
Net investment income/(loss)(1)(2)	(0.53)	(0.52)

Total income/(loss) from operations	1.51	1.84

Net asset value, end of period	$152.33	$145.73

Ratios to average members’ equity(3)
Expenses	1.42%	1.46%
Incentive allocation	0.00%	0.00%

Total expenses and incentive allocation	1.42%	1.46%

Net investment income/(loss)(2)	(1.42)%	(1.46)%

Total return (prior to incentive allocation)(4)	1.00%	1.28%
Incentive allocation	0.00%	0.00%

Total return	1.00%	1.28%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 12 –	Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the three months ended March 31, 2011 (the “Significant Investees”):

Balance Sheet

The balance sheets as of March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011 (Unaudited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$518,958,548	$353,534,584	$214,406,295
Investments in affiliated Investees, at fair value	—	28,275,358	205,270,929
Cash and cash equivalents	20,736,479	7,372,964	18,858,640
Other assets	4,596,222	4,000,864	71,464

Total assets	$544,291,249	$393,183,770	$438,607,328

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,464,359	$9,081,382	$14,392,274
Accrued expenses and other liabilities	964,526	609,721	841,778

Total liabilities	21,428,885	9,691,103	15,234,052
Net assets	522,862,364	383,492,667	423,373,276

Total liabilities and net assets	$544,291,249	$393,183,770	$438,607,328

	December 31, 2010 (Audited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$502,195,620	$351,240,904	$195,143,057
Investments in affiliated Investees, at fair value	—	27,393,668	195,355,421
Cash and cash equivalents	36,020,084	8,819,210	13,003,556
Other assets	3,495,222	6,067,742	8,500,000

Total assets	$541,710,926	$393,521,524	$412,002,034

Liabilities and Net Assets
Liabilities
Redemptions payable	$6,558,606	$11,292,278	$11,183,178
Subscriptions received in advance	20,000,000	—	2,990,000
Loan Payable	3,100,000	—	—
Accrued expenses and other liabilities	806,840	495,125	537,853

Total liabilities	30,465,446	11,787,403	14,711,031
Net assets	511,245,480	381,734,121	397,291,003

Total liabilities and net assets	$541,710,926	$393,521,524	$412,002,034

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 12 –	Significant Investees (continued)

Statement of Operations

For the three months ended March 31, 2011 and March 31, 2010, the statements of operations are summarized as follows:

	March 31, 2011
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$2,053,386	$11,842,092	$1,000,736
Net change in unrealized gain/(loss) on Investees	8,017,755	(5,122,192)	3,768,872
Investment income	2,159	1,214	2,016
Expenses	(700,663)	(683,069)	(979,352)

Net income/(loss) from operations	$9,372,637	$6,038,045	$3,792,272

	March 31, 2010
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$(1,152,751)	$6,349,933	$175,745
Net change in unrealized gain/(loss) on Investees	5,743,732	9,334,956	3,916,891
Investment income	1,876	1,429	707
Expenses	(369,675)	(463,411)	(465,870)

Net income/(loss) from operations	$4,223,182	$15,222,907	$3,627,473

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
March 31, 2011

Note 12 –	Significant Investees (continued)

Statement of Cash Flows

For the three months ended March 31, 2011 and March 31, 2010, the statements of cash flows are summarized as follows:

	March 31, 2011
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$9,372,637	$6,038,045	$3,792,272
Net change in investments in investees	(16,762,928)	(3,175,370)	(29,178,746)
Net change in operating assets and liabilities	(20,943,314)	2,181,474	5,742,462

Net cash provided by/(used in) operating activities	(28,333,605)	5,044,149	(19,644,012)

Cash flows from financing activities
Net subscriptions/(redemptions)	16,150,000	(6,490,395)	25,499,096
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	13,050,000	(6,490,395)	25,499,096

Net change in cash and cash equivalents	(15,283,605)	(1,446,246)	5,855,084
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$20,736,479	$7,372,964	$18,858,640

	March 31, 2010
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$4,223,182	$15,222,907	$3,627,473
Net change in investments in investees	(22,902,698)	(16,414,054)	(35,164,219)
Net change in operating assets and liabilities	(17,577,991)	1,567,281	853,508

Net cash provided by/(used in) operating activities	(36,257,507)	376,134	(30,683,238)

Cash flows from financing activities
Net subscriptions/(redemptions)	13,285,074	(7,407,883)	21,740,219
Proceeds/(repayments) from loan	29,000,000	—	2,003,114

Net cash provided by/(used in) financing activities	42,285,074	(7,407,883)	23,743,333

Net change in cash and cash equivalents	6,027,567	(7,031,749)	(6,939,905)
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$24,058,342	$18,378,271	$1,783,152

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2011, the Company had total assets of $639,559,106 compared with total assets of $642,636,484 as of December 31, 2010. Total liabilities of the Company were $32,188,104 as of March 31, 2011 compared with $20,842,491 as of December 31, 2010. Member’s equity of the Company was $607,371,002 as of March 31, 2011 compared with $621,793,993 as of December 31, 2010.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector and Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector. The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (“GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS and Goldman Sachs Global Relative Value, LLC (“GRV”), which are both in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with GFS Trust, GRV and the Investment Funds, the “Investees”), which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

The following presents a summary of the operations for the three months ended March 31, 2011 and March 31, 2010 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three Months Ended March 31, 2011

The Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2011 was $8,486,656 compared to the Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2010 of $10,147,025.

Overview

The Company is designed to be broadly exposed to hedge fund strategies by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. The first two months of 2011 saw a continuation of the rally in risk assets that began in September of 2010, as the positive effects of strong earnings and constructive macro data outweighed the negative impact of investor fears of instability in the Middle East. However, increasing geopolitical unrest in the Middle East and North Africa and an earthquake off the East coast of Japan led to a sharp correction in global equities in the middle of March. Despite this, risk sentiment proved resilient and many investors “bought the dip”, leading equity markets to finish largely flat for the month of March and positive for the first quarter of 2011. World equities (proxied by the MSCI AC World TR Index) returned 4.4% for the first quarter of 2011, with some difference in results across geographies. Developed market equities generated positive performance with the notable exception of Japan, with European equities returning 6.5% (proxied by the MSCI Europe TR Index) and U.S. equities returning 5.9% (proxied by the S&P 500 TR Index); Japanese equities returned -2.3% (proxied by the TOPIX TR Index). Emerging market equities underperformed developed market equities given investor concern over growing inflationary pressures, returning 2.1% (proxied by the MSCI Emerging Markets TR Index). Credit markets tracked broader risk sentiment and continued the strong performance generated in the second half of 2010 with high yield bonds (proxied by the Credit Suisse High Yield Index) and leveraged loans (proxied by the S&P Leveraged Loan 100 Index) returning 3.8% and 2.5% in the first quarter of 2011, respectively. Commodity prices continued to rise, leading the S&P GSCI TR index to post its seventh consecutive positive month in March and return 11.6% for the quarter. Commodities saw significant price performance from silver and crude oil (proxied by generic front month futures contracts), which appreciated 22.6% and 16.8%, respectively. Although risk assets provided the majority of trading opportunities, there were some observable moves in interest rates and foreign exchange markets. Although U.S. short-dated interest rates (proxied by the U.S. 3-month Treasury rate) were relatively unchanged during the first quarter of 2011 as the Federal Reserve remained on hold, yields rose at the long end of the curve (proxied by the 10-year Treasury rate) amid growing concerns related to inflation. In Europe, interest rates (proxied by the Euro Generic Government Bond 10-year Index) rose as the market anticipated rate hikes from the European Central Bank. In foreign exchange markets, the US Dollar declined 4.0% (proxied by the Dollar Index).

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of March 31, 2011, as well as each material Investee’s net return for the three months ended March 31, 2011.

	Portfolio Weight	Three Months Ended
	as a % of	March 31, 2011
Investee	Members’ Equity(1)	Net Return(2)

GELS	41.16%	1.80%
GFS	25.21%	1.66%
GTT	29.47%	1.04%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2011, the Company’s Class A Series 1 units returned 1.00% net of fees and incentive allocation.

The Investees

Each of the material Investees’ performance during the three months ended March 31, 2011 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2011, GELS represented approximately 41% of the Company’s members’ equity. GELS returned 1.80% for Class C Series 1 units for the three months ended March 31, 2011.

GELS Advisors generated positive performance during the first quarter of 2011, with positive performance in January and February and mixed performance from underlying GELS Advisors in March.

GELS Advisors entered 2011 with increased net exposure and higher portfolio concentrations compared to their average positioning throughout most of 2010. While some GELS Advisors decreased exposure periodically during the quarter in response to increased volatility and heightened geopolitical uncertainty, most GELS Advisors remained generally positive on their portfolios, with a focus on attractive long positions. In January, GELS Advisors who had significant exposure to European, Asian, and emerging markets lagged those GELS Advisors with predominantly U.S. focused strategies. GELS Advisors realized gains from long positions in the energy, industrials, and technology sectors, and from strong stock selection during earnings season which saw an above average number of companies beating consensus estimates. The largest detractors in January came from long positions in the consumer staples and discretionary sectors, long exposure to Asia and emerging markets in general, and short positions in European financials. In February, GELS Advisors extended January gains supported by strong developed market equity performance. U.S. and European focused GELS Advisors realized the strongest returns in February, while underperforming GELS Advisors generally had exposure to Asia and emerging markets, as concerns about inflation tempered the returns of emerging market equities. Positive contributors included long positions in the energy, consumer discretionary, and technology sectors. Underperforming GELS Advisors experienced detraction from long exposure to emerging markets, and from portfolio hedges and short exposures across sectors. In March, GELS Advisors realized a mix of positive and negative performance as U.S. and emerging market focused GELS Advisors generated positive returns, while GELS Advisors with exposure to Europe and Asia underperformed. Top performing GELS Advisors realized gains from long exposure to cyclically-oriented sectors such as energy, industrials and materials. Detractors on the long exposure side came from the financials, consumer discretionary and technology sectors, often the result of idiosyncratic stock events. Short exposures broadly detracted, with losses coming from nearly all sectors except for small contributions from media & telecom. Overall, globally focused GELS Advisors had little exposure to Japan resulting in limited losses from direct exposure to the country.

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2011, GFS represented approximately 25% of the Company’s members’ equity. GFS returned 1.66% for Class C Series 1 units for the three months ended March 31, 2011.

GFS Advisors generally produced positive returns during the first quarter of 2011. The quarter began as a continuation of 2010, with the market environment generally supportive of long positions across the capital structure; GFS Advisors benefited from this positive backdrop in both equity and credit markets. GFS Advisors collectively realized positive performance in January and February, while March saw high dispersion in performance of underlying Advisors given heightened volatility. Credit focused GFS Advisors benefited from the constructive environment for high yield and leveraged loan assets, which both finished the quarter in positive territory. Additionally, distressed credit positions performed well, driven by positive idiosyncratic developments and tight supply-demand dynamics with few new opportunities adding to supply. For multi-strategy GFS Advisors, special situation equities continued to generate returns due to a combination of idiosyncratic developments and the supportive market backdrop. Merger arbitrage positions also contributed to performance with increased activity throughout the quarter. In contrast, hedges were the most notable detractors over the quarter, although managers with more balanced positioning generally avoided significant losses in the middle of March, when volatility spiked with the events in Japan and the Middle East and several long investments experienced sharp declines.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2011, GTT represented approximately 29% of the Company’s members’ equity. GTT returned 1.04% for Class C Series 1 units for the three months ended March 31, 2011.

Tactical trading strategies experienced positive performance in the first quarter as macro GTT Advisors contributed positively to gains while managed futures GTT Advisors detracted from performance. Performance was mixed in January for tactical trading strategies as managed futures GTT Advisors suffered from the reversal of several strong market trends, particularly in foreign exchange markets, while macro GTT Advisors were able to generate positive performance primarily from gains in energy and agricultural commodity markets. Markets were volatile in February as broad risk asset price increases over the first several weeks of the month reversed into month-end as political instability in the Middle East led to heightened investor risk aversion. Tactical trading strategies profited over the first part of the month from broadly pro-cyclical positioning across asset classes before giving back some of the gains on the reversal with the exception of continued profits in long energy positions. March also experienced high levels of intra-month volatility as continued tensions in the Middle East and the after effects of the earthquake in Japan further increased investor risk aversion and led to losses across GTT Advisors over the first half of the month. Although macro GTT Advisors were able to recover some of the losses into the end of March as investor risk appetite returned and markets normalized, managed futures GTT Advisors had broadly reduced risk in response to higher volatility which limited participation in the recovery and resulted in overall losses on the month. GTT Advisors were generally long equities and commodities, notably precious metals, energy and agricultural commodities, throughout the quarter. The long equities and commodity positions contributed positively in January and February, but were the largest detractors in March. Fixed income positioning was mixed across GTT Advisors, which resulted in mixed performance during the first quarter. Performance within currencies was also mixed over the quarter, as broadly short U.S. dollar positions contributed to gains overall, but positioning in the Japanese Yen generally detracted from performance, particularly for managed futures GTT Advisors in March.

Performance for the Three Months Ended March 31, 2010

The Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2010 was $10,147,025 compared to the Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2009 of $6,140,299.

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

	Portfolio Weight	Three Months Ended
	as a % of	March 31, 2010
Investee	Members’ Equity(1)	Net Return(2)

GELS	39.96%	0.88%
GFS	22.57%	4.53%
GFS Trust	5.31%	0.83%
GTT	26.79%	1.14%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2010, the Company’s Class A Series 1 units returned 1.28% net of fees and incentive allocation.

The Investees

Each material Investees’ performance during the three months ended March 31, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2010, GELS represented approximately 40% of the Company’s members’ equity. GELS returned 0.88% for Class C Series 1 units for the three months ended March 31, 2010.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2010, GFS represented approximately 23% of the Company’s members’ equity. GFS returned 4.53% for Class C Series 1 units for the three months ended March 31, 2010.

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

Goldman Sachs Global Fundamental Strategies Asset Trust

As of March 31, 2010, GFS Trust represented approximately 5% of the Company’s members’ equity. GFS Trust returned 0.83% for GFS Trust interests for the three months ended March 31, 2010.

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

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2010, GTT represented approximately 27% of the Company’s members’ equity. GTT returned 1.14% for Class C Series 1 units for the three months ended March 31, 2010.

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2011 and March 31, 2010

Dividend Income

Dividend income for the three months ended March 31, 2011 was $4,183 compared to dividend income for the three months ended March 31, 2010 of $2,407. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three months ended March 31, 2011 was $1,980,445 compared to the management fee for the three months ended March 31, 2010 of $1,922,133. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended March 31, 2011 compared to the same period in 2010.

Effective November 1, 2010, the Company’s credit facility matured and was not renewed. The Company had no interest expenses for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2010 was $23,004.

Professional fees for the three months ended March 31, 2011 were $147,537 compared to professional fees for the three months ended March 31, 2010 of $233,163. The decrease in professional fees for the period ended March 31, 2011 was primarily due to reduced costs related to the ongoing operations as a publicly registered company.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The administration fee for the three months ended March 31, 2011 was $38,563.

Miscellaneous expenses for the three months ended March 31, 2011 were $50,352 compared to miscellaneous expenses for the three months ended March 31, 2010 of $39,025.

Incentive Allocation

Incentive allocation for the three months ended March 31, 2011 was $84,590 compared to incentive allocation for the three months ended March 31, 2010 of $56,897. The increase in incentive allocation for the three months ended March 31, 2011 from the three months ended March 31, 2010 was due to an increase in net income from operations for the period for certain series of Class A shares that were above their high watermark.

Other than the management fee, interest expense, professional fees, administration fee, miscellaneous expenses and incentive allocation, there are no other fees directly borne by the Company.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first quarter of 2011. The Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of March 31, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2011, approximately 4% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

GS HFS, the managing member of GFS, created GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of GFS Trust (the “Trustee”). The Trustee appointed GS HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

The Company received subscriptions from new and existing investors of $8,425,000 during the three months ended March 31, 2011 and of $21,075,256 during the three months ended March 31, 2010.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $18,611,795 during the three months ended March 31, 2011 and $22,273,475 during the three months ended March 31, 2010. The Company had Redemptions payable in the amount of $29,405,252 at March 31, 2011 and $18,895,114 at December 31, 2010. The Company funded the redemptions made in January, April, July and October 2010 and in January 2011 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2011 had a material adverse effect on the value of the units or the performance of the Company.

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

As of March 31, 2011, the Company had cash and cash equivalents on hand of $33,528,539. As of December 31, 2010, the Company had cash and cash equivalents on hand of $29,949,410.

Investments as of March 31, 2011 were $606,030,567 as compared to $612,687,074 as of December 31, 2010. The decrease was primarily due to net redemptions made by the Company from the Investment Funds partially offset by net realized and unrealized gains during the three months ended March 31, 2011.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of March 31, 2011 was $1,980,445 as compared to $1,322,217 as of December 31, 2010. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month-end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flows from liquidating its investment positions in the Investment Funds to the extent necessary, and from new subscriptions into the Company are adequate to fund its operations and liquidity requirements.

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

Fair value of investments

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

The Company uses NAV as its measure of fair value for investments in Investees. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. See Note 3 to the Company’s financial statements.

For the three months ended March 31, 2011 and the fiscal year ended December 31, 2010, the fair value of the Company’s pro rata share investments in the material Investees was determined by the following valuation techniques:

March 31, 2011

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	—%	41.26%
GFS	—%	25.26%
GTT	0.95%	28.58%

Total	0.95%	95.10%

December 31, 2010

	% of fair value	% of fair value
	investments valued using	utilizing NAV provided
Investee	quoted market prices	by external advisors

GELS	—%	40.57%
GFS	—%	25.68%
GTT	1.00%	28.57%

Total	1.00%	94.82%

Valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

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

There has been no situation during the periods contained in this Quarterly Report on Form 10-Q where the impact of an adjustment to a valuation provided by an Advisor or independent investment manager at an Investee was material to the Company in which one of the Investees had invested was not complete or was inaccurate.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of March 31, 2011 and as of December 31, 2010, as indicated by the Fair Value/Value at Risk column, and the Net Realized and Unrealized Gain/(Loss) from January 1, 2011 to March 31, 2011 and from January 1, 2010 to December 31, 2010. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2011
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	41.16%		$250,021,506	$4.4	(2)
GFS	25.21%		153,111,813	2.5	(3)
GFS Trust	3.56%		21,613,715	(0.3)	(4)
GTT	29.47%		178,994,469	1.8	(5)
GRV	0.26%		1,563,216	0.1	(6)
HFPO	0.12%		725,848	0.0	(7)

Total	99.78	%(8)	$606,030,567	$8.5

	Year Ended December 31, 2010
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	39.98%		$248,593,542	$9.1	(2)
GFS	25.30%		157,347,212	12.8	(3)
GFS Trust	3.73%		23,188,415	0.1	(4)
GTT	29.14%		181,173,125	15.9	(5)
GRV	0.27%		1,649,094	0.1	(6)
HFPO	0.12%		735,686	(0.1)	(7)

Total	98.54	%(8)	$612,687,074	$37.9

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(7)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

(8)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2011, the Managing Member had full position level transparency for approximately 45% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 41% GELS, 25% GFS and 29% GTT as of March 31, 2011 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 25% GFS and 29% GTT as of December 31, 2010 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011 to March 31, 2011, aggregate subscriptions totaled $8,425,000. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2011	Class A Series 91	39,500.00	8	$3,950,000
February 1, 2011	Class A Series 92	26,500.00	8	2,650,000
March 1, 2011	Class A Series 93	18,250.00	5	1,825,000

Total		84,250.00	21	$8,425,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $18,611,795 during the three months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

A. Charles Baillie had been a director of the Company since April 1, 2009. On May 12, 2011, A. Charles Baillie notified the Company that, effective May 12, 2011, he would no longer serve on the Board of Directors of the Company. There are no current plans to appoint a replacement director for A. Charles Baillie.

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

Date: May 13, 2011

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002