Form 10-Q
period 2011-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2011-08-12
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or
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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 4,702,339.38 Units of Limited Liability Company Interests outstanding as of August 12, 2011.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2011 and December 31, 2010

	(Unaudited)		(Audited)
	June 30, 2011		December 31, 2010
		% of		% of
	Fair	members’	Fair	members’
Affiliated Investee	value	equity(1)	value	equity(1)

Goldman Sachs Global Equity Long/Short, LLC	$236,767,438	40.36%	$248,593,542	39.98%
Goldman Sachs Global Fundamental Strategies, LLC	149,792,646	25.54%	157,347,212	25.30%
Goldman Sachs Global Fundamental Strategies Asset Trust	18,784,632	3.20%	23,188,415	3.73%
Goldman Sachs Global Relative Value, LLC	1,300,769	0.22%	1,649,094	0.27%
Goldman Sachs Global Tactical Trading, LLC	170,363,262	29.04%	181,173,125	29.14%
Goldman Sachs HFP Opportunistic Fund, LLC	716,582	0.12%	735,686	0.12%

Total investments (cost $506,025,676 and $529,138,634, respectively)	$577,725,329	98.48%	$612,687,074	98.54%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at June 30, 2011 and December 31, 2010.

June 30, 2011 (Unaudited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$41,171,321	7.02%

December 31, 2010 (Audited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$47,508,604	7.64%

(1)	Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Excluding redemptions payable per the Balance Sheet, total investments would represent 94.91% and 95.63% of members’ equity at June 30, 2011 and December 31, 2010, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $506,025,676 and $529,138,634, respectively)	$577,725,329	$612,687,074
Cash and cash equivalents	34,137,468	29,949,410

Total assets	$611,862,797	$642,636,484

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$22,059,175	$18,895,114
Management fee payable	2,584,890	1,322,217
Accrued expenses and other liabilities	579,369	625,160

Total liabilities	25,223,434	20,842,491
Members’ equity (units outstanding 4,674,089.38 and 4,849,206.06, respectively)	586,639,363	621,793,993

Total liabilities and members’ equity	$611,862,797	$642,636,484

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$514,939,710	$538,245,553
Accumulated net unrealized gain/(loss) on investments	71,699,653	83,548,440

Total members’ equity(1)	$586,639,363	$621,793,993

(1)	Refer to Note 9 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2011 and June 30, 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Dividend income	$1,170	$5,864	$5,353	$8,271
Expenses:
Management fee	1,921,186	1,953,848	3,901,631	3,875,981
Professional fees	117,488	281,265	265,025	514,428
Administration fee	37,615	—	76,178	—
Interest expense	—	43,979	—	66,983
Miscellaneous expenses	43,156	37,842	93,508	76,867

Total expenses	2,119,445	2,316,934	4,336,342	4,534,259

Net investment income/(loss)	(2,118,275)	(2,311,070)	(4,330,989)	(4,525,988)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	7,569,376	8,882,664	13,098,503	22,716,576
Net change in unrealized gain/(loss)	(14,806,316)	(23,705,217)	(11,848,787)	(27,392,104)

Net realized and unrealized gain/(loss)	(7,236,940)	(14,822,553)	1,249,716	(4,675,528)

Net income/(loss)	$(9,355,215)	$(17,133,623)	$(3,081,273)	$(9,201,516)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2011 (Unaudited)
and the year ended December 31, 2010 (Audited)

	Managing		Total
	member’s	Members’	members’
	equity	equity	equity

Member’s equity at December 31, 2009	$—	$597,698,035	$597,698,035
Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Incentive allocation	283,319	(283,319)	—
Pro-rata allocation	—	29,085,355	29,085,355

Member’s equity at December 31, 2010	—	621,793,993	621,793,993
Subscriptions	—	19,095,000	19,095,000
Redemptions	(5,323)	(51,163,034)	(51,168,357)
Allocations of net income/(loss):
Incentive allocation	5,323	(5,323)	—
Pro-rata allocation	—	(3,081,273)	(3,081,273)

Member’s equity at June 30, 2011	$—	$586,639,363	$586,639,363

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the six months ended June 30, 2011 and June 30, 2010

	2011	2010

Cash flows from operating activities
Net income/(loss)	$(3,081,273)	$(9,201,516)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(9,602,658)	(117,000,000)
Proceeds from sales of investments in affiliated Investees	45,814,119	104,734,119
Net realized (gain)/loss from investments in affiliated Investees	(13,098,503)	(22,716,576)
Net change in unrealized (gain)/loss of investments in affiliated Investees	11,848,787	27,392,104
Increase/(decrease) in operating liabilities:
Management fee payable	1,262,673	1,318,379
Interest payable	—	13,863
Accrued expenses and other liabilities	(45,791)	368,244

Net cash from operating activities	33,097,354	(15,091,383)

Cash flows from financing activities
Subscriptions	19,095,000	52,060,784
Redemptions	(48,004,296)	(38,470,838)

Net cash from financing activities	(28,909,296)	13,589,946

Net change in cash and cash equivalents	4,188,058	(1,501,437)
Cash and cash equivalents at beginning of period	29,949,410	35,470,838

Cash and cash equivalents at end of period	$34,137,468	$33,969,401

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$—	$53,120

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011

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
June 30, 2011

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

Recent accounting pronouncements

Improving Disclosures about Fair Value Measurements (Accounting Standards Codification (“ASC”) 820).  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820).  In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at June 30, 2011 and December 31, 2010:

Investee	June 30, 2011	December 31, 2010

GELS	$210,645,507	$218,989,189
GFS	134,547,108	138,846,103
GFS Trust	16,761,923	20,402,700
GRV	1,471,822	1,686,248
GTT	141,890,189	148,505,266
HFPO	709,127	709,128

Total	$506,025,676	$529,138,634

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 3 –	Investments in affiliated Investees (continued)

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and six months ended June 30, 2011 and June 30, 2010:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2011	2010	2011	2010

GELS	(1)	$(4,254,069)	$(12,814,428)	$173,896	$(10,619,052)
GFS	(2)	(1,129,205)	(170,680)	1,342,777	5,574,712
GFS Trust	(3)	(19,044)	(791,081)	(301,126)	(542,217)
GRV	(4)	(194,149)	21,184	(136,864)	130,875
GTT	(5)	(1,631,207)	(1,057,565)	190,137	825,520
HFPO	(6)	(9,266)	(9,983)	(19,104)	(45,366)

Total		$(7,236,940)	$(14,822,553)	$1,249,716	$(4,675,528)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(4)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	HFPO’s current holdings consist solely of one illiquid Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

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
June 30, 2011

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

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the six months ended June 30, 2011 and June 30, 2010. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 3 –	Investments in affiliated Investees (continued)

investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	June 30, 2011				June 30, 2010
	Management		Incentive		Management	Incentive
Investee	fees		allocation/fees		fees	allocation/fees

GELS	1.65%		20.27%		1.56%	19.27%
GFS	1.75%		19.41%		1.67%	18.73%
GFS Trust	1.60%		18.25%		1.60%	18.05%
GRV	1.52%		12.80%		1.06%	9.62%
GTT	2.12%		21.54%		1.41%	13.30%
HFPO	—	%(1)	—	%(1)	1.97%	19.73%

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

Note 4 –	Fair Value Measurements

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 4 –	Fair Value Measurements (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$236,767,438	$—	$236,767,438
Event Driven	—	149,792,646	18,784,632	168,577,278
Tactical Trading	—	170,363,262	—	170,363,262
Multi-Sector	—	—	716,582	716,582
Relative Value	—	—	1,300,769	1,300,769

Total	$—	$556,923,346	$20,801,983	$577,725,329

	December 31, 2010 (Audited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$248,593,542	$—	$248,593,542
Event Driven	—	157,347,212	23,188,415	180,535,627
Tactical Trading	—	181,173,125	—	181,173,125
Multi-Sector	—	—	735,686	735,686
Relative Value	—	—	1,649,094	1,649,094

Total	$—	$587,113,879	$25,573,195	$612,687,074

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $34,108,454 and $29,919,410, which were classified as Level 1 assets as of June 30, 2011 and December 31, 2010, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended June 30, 2011 and June 30, 2010, respectively:

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at April 1, 2011	$21,613,715	$725,848	$1,563,216	$23,902,779
Net realized gain/(loss) from investments	—	—	—	—
Net change in unrealized gain/(loss) on investments still held at June 30, 2011	(19,044)	(9,266)	(194,149)	(222,459)
Sales	(2,810,039)	—	(68,298)	(2,878,337)

Balance at June 30, 2011	$18,784,632	$716,582	$1,300,769	$20,801,983

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 4 –	Fair Value Measurements (continued)

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at April 1, 2010	$32,526,848	$—	$3,365,049	$35,891,897
Net realized gain/(loss) from investments	(3,546)	—	1,803	(1,743)
Net change in unrealized gain/(loss) on investments still held at June 30, 2010	(787,535)	(6,060)	19,381	(774,214)
Sales	(3,091,043)	—	(788,051)	(3,879,094)
Level 3 transfers in	—	794,049	—	794,049

Balance at June 30, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the six months ended June 30, 2011 and June 30, 2010, respectively:

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) from investments	(35,219)	—	1,758	(33,461)
Net change in unrealized gain/(loss) on investments still held at June 30, 2011	(265,907)	(19,104)	(138,622)	(423,633)
Sales	(4,102,657)	—	(211,461)	(4,314,118)

Balance at June 30, 2011	$18,784,632	$716,582	$1,300,769	$20,801,983

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at January 1, 2010	$37,532,758	$—	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	1,995	—	38,969	40,964
Net change in unrealized gain/(loss) on investments still held at June 30, 2010	(544,212)	(6,060)	91,906	(458,366)
Sales	(8,345,817)	—	(2,420,367)	(10,766,184)
Level 3 transfers in	—	794,049	—	794,049

Balance at June 30, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

Note 5 –	Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 5 –	Fees (continued)

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in Realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended June 30, 2011 and June 30, 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $69,439 and $79,066, respectively. For the six months ended June 30, 2011 and June 30, 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $140,966 and $156,417, respectively.

Note 6 –	Risk management

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 6 –	Risk management (continued)

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither GFS Trust nor GRV provide investors with a voluntary redemption right and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 6 –	Risk management (continued)

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of June 30, 2011 and December 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2011 and December 31, 2010, approximately 3% and 4%, respectively, of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

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

Note 7 –	Related parties

The management fee payable in the Balance Sheet represents management fees due to GS HFS at June 30, 2011 and December 31, 2010, respectively.

Included in the redemptions payable on the Balance Sheet at June 30, 2011 and December 31, 2010 were redemptions due to the Managing Member of $5,323 and $283,319, respectively.

For the six months ended June 30, 2011, the Company earned dividends of $5,353 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the six months ended June 30, 2010, the Company earned dividends of $7,148 from an investment in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 7 –	Related parties (continued)

Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At June 30, 2011 and December 31, 2010, the fair values of such money market investments was $34,108,454 and $29,919,410, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at June 30, 2011 and December 31, 2010. Employees of Goldman, Sachs & Co. owned approximately 2% of the Company’s equity at June 30, 2011 and December 31, 2010.

Note 8 –	Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2010 and November 1, 2010:

			Facility fee/
Time periods(1)(2)	Maximum amount	Interest rate(3)	Commitment fee

September 1, 2010 through November 1, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2010 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010 and was not renewed.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

(4)	Effective September 1, 2010, the Credit Facility was extended to November 1, 2010 and converted to an uncommitted facility. Additionally, the commitment fee terminated and the Company commenced paying a monthly facility fee to the Facility Counterparty at the rate of 1% per annum of the average Credit Facility.

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

Note 9 –	Members’ equity

At June 30, 2011 and December 31, 2010, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 9 –	Members’ equity (continued)

The Company’s unit activity for the six month period ended June 30, 2011 is as follows:

	December 31,	Unit			June 30,
	2010	conversion	Subscriptions	Redemptions	2011

Class A:
Series 1	2,560,820.36	—	—	(170,314.37)	2,390,505.99
Series 45	45,322.13	—	—	(11,026.05)	34,296.08
Series 46	89,711.22	1,435,142.41	—	(159,247.18)	1,365,606.45
Series 47	55,000.00	—	—	(8,000.00)	47,000.00
Series 48	101,345.88	(101,345.88)	—	—	—
Series 49	140,800.00	—	—	(20,277.27)	120,522.73
Series 50	194,430.21	—	—	(22,374.91)	172,055.30
Series 51	101,300.00	—	—	(22,500.00)	78,800.00
Series 52	86,750.00	—	—	—	86,750.00
Series 53	55,451.17	(55,451.17)	—	—	—
Series 54	589,036.01	(589,036.01)	—	—	—
Series 66	84,244.41	—	—	(4,063.88)	80,180.53
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 77	76,950.00	(76,950.00)	—	—	—
Series 78	62,345.96	(62,345.96)	—	—	—
Series 79	71,456.60	(71,456.60)	—	—	—
Series 80	56,950.00	(56,950.00)	—	—	—
Series 81	201,150.00	(201,150.00)	—	—	—
Series 82	12,294.48	—	—	(6,147.24)	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 84	34,000.00	(34,000.00)	—	—	—
Series 85	16,500.00	(16,500.00)	—	—	—
Series 86	21,942.57	(21,942.57)	—	—	—
Series 87	33,930.00	(33,930.00)	—	—	—
Series 88	1,000.00	(1,000.00)	—	—	—
Series 89	43,250.00	(43,250.00)	—	—	—
Series 90	11,950.00	(11,950.00)	—	—	—
Series 91	—	—	39,500.00	—	39,500.00
Series 92	—	—	26,500.00	—	26,500.00
Series 93	—	—	18,250.00	—	18,250.00
Series 94	—	—	39,200.00	—	39,200.00
Series 95	—	—	46,500.00	—	46,500.00
Series 96	—	—	21,000.00	—	21,000.00

Total	4,849,206.06	57,884.22	190,950.00	(423,950.90)	4,674,089.38

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 9 –	Members’ equity (continued)

The Company’s unit activity for the year ended December 31, 2010 is as follows:

	December 31,	Unit			December 31,
	2009	conversion	Subscriptions	Redemptions	2010

Class A:
Series 1	2,885,415.51	—	—	(324,595.15)	2,560,820.36
Series 45	52,822.13	—	—	(7,500.00)	45,322.13
Series 46	121,252.89	—	—	(31,541.67)	89,711.22
Series 47	72,250.00	—	—	(17,250.00)	55,000.00
Series 48	121,500.00	—	—	(20,154.12)	101,345.88
Series 49	140,800.00	—	—	—	140,800.00
Series 50	208,466.39	—	—	(14,036.18)	194,430.21
Series 51	123,068.00	—	—	(21,768.00)	101,300.00
Series 52	96,750.00	—	—	(10,000.00)	86,750.00
Series 53	73,550.00	—	—	(18,098.83)	55,451.17
Series 54	69,350.00	592,596.98	—	(72,910.97)	589,036.01
Series 55	22,500.00	(22,500.00)	—	—	—
Series 56	10,000.00	(10,000.00)	—	—	—
Series 57	25,000.00	(25,000.00)	—	—	—
Series 58	50,000.00	(50,000.00)	—	—	—
Series 59	15,000.00	(15,000.00)	—	—	—
Series 60	27,600.00	(27,600.00)	—	—	—
Series 61	11,312.98	(11,312.98)	—	—	—
Series 62	62,000.00	(62,000.00)	—	—	—
Series 63	66,712.98	(66,712.98)	—	—	—
Series 64	36,650.00	(36,650.00)	—	—	—
Series 65	54,137.27	(54,137.27)	—	—	—
Series 66	95,580.88	—	—	(11,336.47)	84,244.41
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 74	83,000.00	(83,000.00)	—	—	—
Series 75	85,100.00	(85,100.00)	—	—	—
Series 76	30,850.00	(30,850.00)	—	—	—
Series 77	—	—	76,950.00	—	76,950.00
Series 78	—	—	62,345.96	—	62,345.96
Series 79	—	—	71,456.60	—	71,456.60
Series 80	—	—	56,950.00	—	56,950.00
Series 81	—	—	201,150.00	—	201,150.00
Series 82	—	—	12,294.48	—	12,294.48
Series 83	—	—	5,460.80	—	5,460.80
Series 84	—	—	34,000.00	—	34,000.00
Series 85	—	—	16,500.00	—	16,500.00
Series 86	—	—	21,942.57	—	21,942.57
Series 87	—	—	33,930.00	—	33,930.00
Series 88	—	—	1,000.00	—	1,000.00
Series 89	—	—	43,250.00	—	43,250.00
Series 90	—	—	11,950.00	—	11,950.00

Total	4,736,483.29	12,733.75	649,180.41	(549,191.39)	4,849,206.06

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 9 –	Members’ equity (continued)

The Company’s members’ capital activity for the six months ended June 30, 2011 is as follows:

	December 31,	Equity			Net	June 30,	NAV
	2010	conversion	Subscriptions	Redemptions	income/(loss)	2011	per unit

Managing Member	$—	$—	$—	$(5,323)	$5,323	$—
Class A:
Series 1	386,220,632	—	—	(25,763,570)	(1,801,650)	358,655,412	$150.03
Series 45	4,471,072	—	—	(1,082,062)	(23,297)	3,365,713	98.14
Series 46	9,003,589	144,033,620	—	(16,055,708)	(640,768)	136,340,733	99.84
Series 47	5,407,597	—	—	(782,461)	(28,176)	4,596,960	97.81
Series 48	10,142,713	(10,142,713)	—	—	—	—	—
Series 49	13,960,216	—	—	(2,000,000)	(72,740)	11,887,476	98.63
Series 50	18,928,004	—	—	(2,200,000)	(65,498)	16,662,506	96.84
Series 51	9,855,874	—	—	(2,203,600)	(25,461)	7,626,813	96.79
Series 52	8,669,138	—	—	—	(45,170)	8,623,968	99.41
Series 53	5,610,812	(5,610,812)	—	—	—	—	—
Series 54	62,770,502	(62,770,502)	—	—	—	—	—
Series 66	9,079,321	—	—	(442,358)	(40,647)	8,596,316	107.21
Series 67	147,361	—	—	—	(767)	146,594	107.21
Series 68	6,151,816	—	—	—	(32,053)	6,119,763	107.21
Series 69	2,248,358	—	—	—	(11,715)	2,236,643	107.21
Series 70	738,106	—	—	—	(3,846)	734,260	107.21
Series 71	151,306	—	—	—	(788)	150,518	107.21
Series 72	745,329	—	—	—	(3,884)	741,445	107.21
Series 73	143,967	—	—	—	(750)	143,217	107.21
Series 77	8,047,216	(8,047,216)	—	—	—	—	—
Series 78	6,529,247	(6,529,247)	—	—	—	—	—
Series 79	7,466,991	(7,466,991)	—	—	—	—	—
Series 80	5,883,928	(5,883,928)	—	—	—	—	—
Series 81	20,682,620	(20,682,620)	—	—	—	—	—
Series 82	1,273,182	—	—	(633,275)	(6,633)	633,274	103.02
Series 83	565,505	—	—	—	(2,947)	562,558	103.02
Series 84	3,566,739	(3,566,739)	—	—	—	—	—
Series 85	1,749,127	(1,749,127)	—	—	—	—	—
Series 86	2,311,363	(2,311,363)	—	—	—	—	—
Series 87	3,557,487	(3,557,487)	—	—	—	—	—
Series 88	103,011	(103,011)	—	—	—	—	—
Series 89	4,394,876	(4,394,876)	—	—	—	—	—
Series 90	1,216,988	(1,216,988)	—	—	—	—	—
Series 91	—	—	3,950,000	—	(20,582)	3,929,418	99.48
Series 92	—	—	2,650,000	—	(18,451)	2,631,549	99.30
Series 93	—	—	1,825,000	—	(30,968)	1,794,032	98.30
Series 94	—	—	3,920,000	—	(59,024)	3,860,976	98.49
Series 95	—	—	4,650,000	—	(119,801)	4,530,199	97.42
Series 96	—	—	2,100,000	—	(30,980)	2,069,020	98.52

Subtotal:	621,793,993	—	19,095,000	(51,163,034)	(3,086,596)	586,639,363

Total	$621,793,993	$—	$19,095,000	$(51,168,357)	$(3,081,273)	$586,639,363

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 9 –	Members’ equity (continued)

The Company’s members’ capital activity for the year ended December 31, 2010 is as follows:

	December 31,	Equity			Net	December 31,	NAV
	2009	conversion	Subscriptions	Redemptions	income/(loss)	2010	per unit

Managing Member	$—	$—	$—	$(283,319)	$283,319	$—
Class A:
Series 1	415,172,330	—	—	(47,275,206)	18,323,508	386,220,632	$150.82
Series 45	4,971,425	—	—	(716,408)	216,055	4,471,072	98.65
Series 46	11,612,001	—	—	(3,068,917)	460,505	9,003,589	100.36
Series 47	6,777,089	—	—	(1,680,917)	311,425	5,407,597	98.32
Series 48	11,601,290	—	—	(1,950,610)	492,033	10,142,713	100.08
Series 49	13,318,515	—	—	—	641,701	13,960,216	99.15
Series 50	19,361,580	—	—	(1,321,802)	888,226	18,928,004	97.35
Series 51	11,423,377	—	—	(2,033,895)	466,392	9,855,874	97.29
Series 52	9,224,038	—	—	(969,605)	414,705	8,669,138	99.93
Series 53	7,104,425	—	—	(1,805,063)	311,450	5,610,812	101.18
Series 54	7,066,804	60,385,988	—	(7,592,307)	2,910,017	62,770,502	106.56
Series 55	2,379,248	(2,379,248)	—	—	—	—	—
Series 56	1,076,095	(1,076,095)	—	—	—	—	—
Series 57	2,715,361	(2,715,361)	—	—	—	—	—
Series 58	5,386,946	(5,386,946)	—	—	—	—	—
Series 59	1,618,719	(1,618,719)	—	—	—	—	—
Series 60	2,979,262	(2,979,262)	—	—	—	—	—
Series 61	1,212,471	(1,212,471)	—	—	—	—	—
Series 62	6,519,496	(6,519,496)	—	—	—	—	—
Series 63	7,009,995	(7,009,995)	—	—	—	—	—
Series 64	3,809,919	(3,809,919)	—	—	—	—	—
Series 65	5,558,740	(5,558,740)	—	—	—	—	—
Series 66	9,827,589	—	—	(1,209,389)	461,121	9,079,321	107.77
Series 67	140,588	—	—	—	6,773	147,361	107.77
Series 68	5,869,039	—	—	—	282,777	6,151,816	107.77
Series 69	2,145,009	—	—	—	103,349	2,248,358	107.77
Series 70	704,178	—	—	—	33,928	738,106	107.77
Series 71	144,351	—	—	—	6,955	151,306	107.77
Series 72	711,069	—	—	—	34,260	745,329	107.77
Series 73	137,350	—	—	—	6,617	143,967	107.77
Series 74	8,401,415	(8,401,415)	—	—	—	—	—
Series 75	8,628,531	(8,628,531)	—	—	—	—	—
Series 76	3,089,790	(3,089,790)	—	—	—	—	—
Series 77	—	—	7,695,000	—	352,216	8,047,216	104.58
Series 78	—	—	6,234,596	—	294,651	6,529,247	104.73
Series 79	—	—	7,145,660	—	321,331	7,466,991	104.50
Series 80	—	—	5,695,000	—	188,928	5,883,928	103.32
Series 81	—	—	20,115,000	—	567,620	20,682,620	102.82
Series 82	—	—	1,229,448	—	43,734	1,273,182	103.56
Series 83	—	—	546,080	—	19,425	565,505	103.56
Series 84	—	—	3,400,000	—	166,739	3,566,739	104.90
Series 85	—	—	1,650,000	—	99,127	1,749,127	106.01
Series 86	—	—	2,194,257	—	117,106	2,311,363	105.34
Series 87	—	—	3,393,000	—	164,487	3,557,487	104.85
Series 88	—	—	100,000	—	3,011	103,011	103.01
Series 89	—	—	4,325,000	—	69,876	4,394,876	101.62
Series 90	—	—	1,195,000	—	21,988	1,216,988	101.84

Subtotal:	597,698,035	—	64,918,041	(69,624,119)	28,802,036	621,793,993

Total	$597,698,035	$—	$64,918,041	$(69,907,438)	$29,085,355	$621,793,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 10 –	Ownership in Investees

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)

GELS	$236,767,438	$494,695,535	47.86%
GFS	149,792,646	376,065,089	39.83%
GFS Trust	18,784,632	66,848,285	28.10%
GRV	1,300,769	4,951,848	26.27%
GTT	170,363,262	432,005,784	39.44%
HFPO	716,582	1,206,868	58.38%

Total	$577,725,329

	December 31, 2010 (Audited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)

GELS	$248,593,542	$511,245,480	48.63%
GFS	157,347,212	381,734,121	41.22%
GFS Trust	23,188,415	82,519,893	28.10%
GRV	1,649,094	6,277,870	26.27%
GTT	181,173,125	397,291,003	45.60%
HFPO	735,686	1,239,043	59.38%

Total	$612,687,074

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 11 –	Indemnifications

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 11 –	Indemnifications (continued)

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

Note 12 –	Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$152.33	$145.73	$150.82	$143.89
Income from operations:
Net realized and unrealized gain/(loss)	(1.78)	(3.35)	0.27	(0.99)
Net investment income/(loss)(1)(2)	(0.52)	(0.53)	(1.06)	(1.05)

Total income/(loss) from operations	(2.30)	(3.88)	(0.79)	(2.04)

Net asset value, end of period	$150.03	$141.85	$150.03	$141.85

Ratios to average members’ equity(3)
Expenses	1.38%	1.49%	1.40%	1.48%
Incentive allocation	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.38%	1.49%	1.40%	1.48%

Net investment income/(loss)(2)	(1.38)%	(1.48)%	(1.40)%	(1.47)%

Total return (prior to incentive allocation)(4)	(1.51)%	(2.66)%	(0.52)%	(1.42)%
Incentive allocation	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return	(1.51)%	(2.66)%	(0.52)%	(1.42)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 12 –	Financial highlights (continued)

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Note 13 –	Significant investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the six months ended June 30, 2011 (the “Significant Investees”):

Balance Sheet

The balance sheets as of June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011 (Unaudited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$492,558,683	$332,048,645	$242,068,603
Investments in affiliated Investees, at fair value	—	27,849,362	199,003,383
Cash and cash equivalents	20,946,710	4,393,337	13,128,523
Other assets	4,631,626	23,071,905	4,500,000

Total assets	$518,137,019	$387,363,249	$458,700,509

Liabilities and Net Assets
Liabilities
Redemptions payable	$22,651,789	$10,874,875	$25,545,108
Accrued expenses and other liabilities	789,695	423,285	1,149,617

Total liabilities	23,441,484	11,298,160	26,694,725
Net assets	494,695,535	376,065,089	432,005,784

Total liabilities and net assets	$518,137,019	$387,363,249	$458,700,509

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 13 –	Significant Investees (continued)

	December 31, 2010 (Audited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$502,195,620	$351,240,904	$195,143,057
Investments in affiliated Investees, at fair value	—	27,393,668	195,355,421
Cash and cash equivalents	36,020,084	8,819,210	13,003,556
Other assets	3,495,222	6,067,742	8,500,000

Total assets	$541,710,926	$393,521,524	$412,002,034

Liabilities and Net Assets
Liabilities
Redemptions payable	$6,558,606	$11,292,278	$11,183,178
Subscriptions received in advance	20,000,000	—	2,990,000
Loan Payable	3,100,000	—	—
Accrued expenses and other liabilities	806,840	495,125	537,853

Total liabilities	30,465,446	11,787,403	14,711,031
Net assets	511,245,480	381,734,121	397,291,003

Total liabilities and net assets	$541,710,926	$393,521,524	$412,002,034

Statement of Operations

For the three months ended June 30, 2011 and June 30, 2010, the statements of operations are summarized as follows:

	June 30, 2011
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$148,084	$7,884,217	$14,130
Net change in unrealized gain/(loss) on Investees	(9,152,881)	(10,516,317)	(4,605,238)
Investment income	620	557	576
Expenses	(510,862)	(541,813)	(882,852)

Net income/(loss) from operations	$(9,515,039)	$(3,173,356)	$(5,473,384)

	June 30, 2010
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$2,749,161	$4,215,578	$3,331,176
Net change in unrealized gain/(loss) on Investees	(28,041,621)	(4,400,291)	(5,334,588)
Investment income	1,698	2,033	1,028
Expenses	(308,255)	(418,026)	(416,159)

Net income/(loss) from operations	$(25,599,017)	$(600,706)	$(2,418,543)

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 13 –	Significant Investees (continued)

For the six months ended June 30, 2011 and June 30, 2010, the statements of operations are summarized as follows:

	June 30, 2011
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$2,201,470	$19,726,309	$1,014,866
Net change in unrealized gain/(loss) on Investees	(1,135,126)	(15,638,509)	(836,366)
Investment income	2,779	1,771	2,592
Expenses	(1,211,525)	(1,224,882)	(1,862,205)

Net income/(loss) from operations	$(142,402)	$2,864,689	$(1,681,113)

	June 30, 2010
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$1,596,410	$10,565,511	$3,506,921
Net change in unrealized gain/(loss) on Investees	(22,297,889)	4,934,665	(1,417,697)
Investment income	3,574	3,462	1,735
Expenses	(677,930)	(881,437)	(882,029)

Net income/(loss) from operations	$(21,375,835)	$14,622,201	$1,208,930

Statement of Cash Flows

For the six months ended June 30, 2011 and June 30, 2010, the statements of cash flows are summarized as follows:

	June 30, 2011
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(142,402)	$2,864,689	$(1,681,113)
Net change in investments in investees	9,636,937	18,736,565	(50,573,508)
Net change in operating assets and liabilities	(1,153,549)	(17,076,003)	4,611,764

Net cash provided by/(used in) operating activities	8,340,986	4,525,251	(47,642,857)

Cash flows from financing activities
Net subscriptions/(redemptions)	(20,314,360)	(8,951,124)	47,767,824
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	(23,414,360)	(8,951,124)	47,767,824

Net change in cash and cash equivalents	(15,073,374)	(4,425,873)	124,967
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$20,946,710	$4,393,337	$13,128,523

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
June 30, 2011

Note 13 –	Significant Investees (continued)

	June 30, 2010
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(21,375,835)	$14,622,201	$1,208,930
Net change in investments in investees	(31,386,586)	(34,633,187)	(58,522,642)
Net change in operating assets and liabilities	13,986,706	5,011,744	3,084,134

Net cash provided by/(used in) operating activities	(38,775,715)	(14,999,242)	(54,229,578)

Cash flows from financing activities
Net subscriptions/(redemptions)	35,680,947	7,933,998	45,764,973
Proceeds/(repayments) from loan	—	—	500,000

Net cash provided by/(used in) financing activities	35,680,947	7,933,998	46,264,973

Net change in cash and cash equivalents	(3,094,768)	(7,065,244)	(7,964,605)
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$14,936,007	$18,344,776	$758,452

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2011, the Company had total assets of $611,862,797 compared with total assets of $642,636,484 as of December 31, 2010. Total liabilities of the Company were $25,223,434 as of June 30, 2011 compared with $20,842,491 as of December 31, 2010. Member’s equity of the Company was $586,639,363 as of June 30, 2011 compared with $621,793,993 as of December 31, 2010.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010

The following presents a summary of the operations for the three and six months ended June 30, 2011 and June 30, 2010 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Six Months Ended June 30, 2011

The Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2011 was $(7,236,940) and $1,249,716, respectively, compared to the Company’s net trading gain/(loss) for the three and six months ended June 30, 2010 of $(14,822,553) and $(4,675,528), respectively.

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

In market action that was reminiscent of the second quarter of 2010, risk assets sold off in the second quarter of 2011 after several quarters of gains, as a slowdown in economic growth coincided with heightened uncertainty in relation to Greek sovereign debt. Risk assets started the quarter with positive performance, buoyed by an upbeat microeconomic picture amid strong quarterly earnings, but this trend reversed in May as macroeconomic data took a sharp turn for the worse. World equities (proxied by the MSCI AC World TR Index) returned 0.3% for the second quarter of 2011, as April’s gains outpaced the subsequent sell off in May and June. Developed market equities saw a dispersion of returns, as U.S. equities (proxied by the S&P 500) returned 0.1%; European equities (proxied by the MSCI Europe TR Index) returned 2.4% and Japanese equities returned -2.2% (proxied by the TOPIX TR Index). Similar to the first quarter of 2011, emerging market equities underperformed most developed market equities, returning -1.2% (proxied by the MSCI Emerging Markets TR Index). Credit markets were somewhat more resilient than equity markets in the second quarter of 2011, with high yield bonds (proxied by the Credit Suisse High Yield Index) returning 1.0% and leveraged loans (proxied by the S&P Leveraged Loan 100 Index) returning -0.5%. Commodities led the risk asset sell off, with the S&P GSCI TR index declining -7.9% in the second quarter of 2011 as energy, base metal, and agricultural commodities all retreated during the period while gold continued to appreciate. In interest rate markets, U.S. short-dated rates (proxied by the U.S. 3-month Treasury rate) were relatively unchanged during the second quarter of 2011 as the Federal Reserve remained on hold. Yields fell at the long end of the yield curve in the U.S. (proxied by the U.S. 10-year Treasury rate) and Europe (proxied by the Euro Generic Government Bond 10-year Index) amid growing concerns related to economic growth. In foreign exchange markets, the U.S. Dollar declined -2.1% (proxied by the Dollar Index).

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of June 30, 2011, as well as each material Investee’s net return for the three and six months ended June 30, 2011.

	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	June 30, 2011	June 30, 2011
Investee	Members’ Equity(1)	Net Return(2)	Net Return(2)

GELS	40.36%	(1.76)%	0.01%
GFS	25.54%	(0.72)%	0.92%
GTT	29.04%	(0.95)%	0.08%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2011, the Company’s Class A Series 1 units returned (1.51)% and (0.52)%, respectively net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and six months ended June 30, 2011 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2011, GELS represented approximately 40% of the Company’s members’ equity. GELS returned (1.76)% and 0.01%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2011.

For the Three Months Ended June 30, 2011

GELS Advisors generated negative performance during the second quarter of 2011, with positive performance in April offset by negative performance from underlying GELS Advisors in May and June.

GELS Advisors maintained higher net exposures and higher portfolio concentrations compared to their average positioning throughout most of 2010. In April, GELS Advisors experienced positive performance as GELS Advisors with a greater focus on Europe, emerging markets, and the U.S. generated positive returns, while GELS Advisors with a focus on Asia generated more mixed performance. Top performing GELS Advisors realized outperformance from long exposures and were largely able to limit losses from shorts, although GELS Advisors lagged the broader upswing in the markets in April, as long exposures in cyclically-oriented sectors underperformed relative to more stable sectors. Short exposures broadly detracted or were flat across sectors in April. In May, GELS Advisors realized losses as GELS Advisors with emerging markets and Asia exposures generally underperformed, while European focused GELS Advisors generally outperformed their North American peers. Top performing GELS Advisors had long exposure to large cap equities and defensive sectors such as healthcare and consumer staples, and less long exposure to small cap equities and more cyclical sectors, particularly energy, materials, and financials. Bottom performing GELS Advisors generally had a growth bias in their portfolios and an overweight long exposure to commodities and industrials sectors. Short exposures in the technology sector and hedging positions contributed to performance in May. In June, GELS Advisors again realized losses. The best performing GELS Advisors were generally underweight the financials, consumer staples, and energy sectors, which helped limit losses during the month, while underperforming GELS Advisors had more significant exposure to these sectors as well as the technology sector. Outperforming GELS Advisors generally had more neutral or defensive exposure profiles or had gains from idiosyncratic stock selection, while underperforming GELS Advisors either retained elevated risk levels coming into June or significantly reduced exposures due to losses during the first half of the month, causing them to have more limited participation in the strong equity rally at the end of June.

For the Six Months Ended June 30, 2011

GELS Advisors finished the first six months of 2011 with flat performance as gains generated during the first quarter were erased by losses in May and June.

GELS Advisors had positive performance in the first quarter of 2011, with positive performance in January and February and more muted performance in March. In January, GELS Advisors who had higher levels of long exposure to the U.S., energy, industrials, and technology sectors outperformed GELS Advisors with long exposure to Asia and emerging markets, long positions in the consumer sector, and short positions in European financials. In February, GELS Advisors generally extended their January gains supported by developed market equity performance, with positive contributions from the energy, consumer discretionary, and technology sectors. Underperforming GELS Advisors generally had exposure to Asia and emerging markets, as concerns about inflation tempered the returns of emerging market equities. In March, U.S. and emerging market focused GELS Advisors realized gains from long exposure to cyclically-oriented sectors such as energy, industrials and materials, while GELS Advisors with exposure to Europe and Asia underperformed. Overall, globally focused GELS Advisors had little exposure to Japan resulting in limited losses from direct exposure to the country following the earthquake and tsunami in March.

GELS Advisors generated negative performance in the second quarter, as volatile markets and macroeconomic concerns created a challenging environment for stock picking. GELS Advisors added to their first quarter gains in April, although GELS Advisors lagged the broader upswing in the markets, as long exposures in cyclically orientated sectors such as energy, materials/industrials, and technology underperformed relative to more stable sectors such as healthcare, consumer staples, and utilities. In May, GELS Advisors realized losses as market volatility increased. GELS Advisors who underperformed generally had a growth bias to their portfolios and overweight long exposure to commodities and industrials sectors, while top performing GELS Advisors had long exposure to large cap equities and defensive sectors such as healthcare and consumer staples. GELS Advisors’ losses continued into June as underperforming GELS Advisors significantly reduced exposures due to losses during the first half of the month, causing them to have more limited participation in the strong equity rally at the end of June.

GELS Advisors entered 2011 with increased net exposure and higher portfolio concentrations compared to their average positioning throughout most of 2010. After the market sell off in early June, a number of GELS Advisors reduced net and gross exposures to manage risk in response to portfolio declines and to account for uncertainty regarding the economic recovery.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2011, GFS represented approximately 26% of the Company’s members’ equity. GFS returned (0.72)% and 0.92%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2011.

For the Three Months Ended June 30, 2011

GFS Advisors generally produced negative returns during the second quarter of 2011, as positive momentum from the latter part of 2010 and the beginning of 2011 waned during the second quarter.

The second quarter started with a positive April for most GFS Advisors as tightening across benchmark interest rates and spread compression were beneficial for credit exposures, and as the credit portfolios further benefited from idiosyncratic bankruptcy and reorganization situations that progressed toward resolution. Equity special situations positions also contributed to performance, whereas contribution from merger arbitrage remained modest as deal spreads on plain vanilla transactions remained tight. In May, market sentiment began to shift with GFS Advisors collectively realizing negative performance during the month. Performance in May was largely driven by negative idiosyncratic issuer-specific news that was exacerbated by negative economic data points released throughout the month. GFS Advisors with significant credit exposure generally generated better returns than those with significant equity exposure as credit spreads were more resilient to negative risk sentiment and as benchmark U.S. treasury yields continued to grind lower. This did not last into June, however, as high yield bonds and loans experienced the worst month of performance year-to-date. Equity markets continued to sell off during the first three weeks of June before retracing some of those losses in the final days of the month. Multi-strategy GFS Advisors experienced losses as they had been allocating more capital to soft catalyst and special situation equity positions over recent months amid tight credit spreads and persistently low merger arbitrage spreads. These positions generally drove losses in June as they typically exhibit higher beta to the market than merger arbitrage or other hard catalyst positions. However, a number of multi-strategy GFS Advisors experienced some recovery during the last week of June given the sharp turnaround in the equity markets. Distressed credit and levered equity names that sold off earlier in June, however, did not experience the same magnitude of recovery. Overall, both equity and credit exposures contributed to losses in June.

While a number of multi-strategy GFS Advisors were previously comfortable increasing net exposure and beta in earlier months with credit GFS Advisors increasing their equity exposures, May and June marked a shift in portfolio positioning and outlook. Signs of slowing global growth in addition to concerns around European financial stability have tempered expectations.

For the Six Months Ended June 30, 2011

GFS Advisors generally produced positive returns during the first half of 2011, as positive performance over the first quarter outweighed negative performance in the second quarter.

The first quarter of 2011 began as a continuation of 2010 for GFS Advisors and their portfolios, with the market environment generally supportive of long positions in both equity and credit markets. High yield and leveraged loan assets both finished the first quarter in positive territory, and distressed credit positions also largely performed well. Merger arbitrage positions contributed to performance with increased activity throughout the first quarter. Additionally, special situation equities continued to generate positive returns due to a combination of idiosyncratic developments and the supportive market backdrop. In contrast, hedges were notable detractors over the first quarter, although GFS Advisors with more balanced positioning generally avoided significant losses in the middle of March when volatility spiked. Overall, GFS Advisors collectively realized positive performance in January and February, while March saw high dispersion in performance of underlying GFS Advisors given heightened market volatility.

The second quarter of 2011 began with continued positive performance from the first quarter. However, as negative data points on global market conditions came to light, the positive backdrop for GFS Advisors reversed in May, causing several GFS Advisors to report negative performance during May and most GFS Advisors to report negative performance during June. Losses in May were largely driven by equity exposures, in contrast to credit exposures which were generally more resilient to negative risk sentiment during the month. In June, however, credit markets experienced significant declines and equity markets continued to sell off. While GFS Advisors experienced some recovery during the last week of June given the sharp turnaround in the equity markets, both equity and credit exposure contributed to losses in June, leading to collectively negative performance from GFS Advisors during the month and for the second quarter.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2011, GTT represented approximately 29% of the Company’s members’ equity. GTT returned (0.95)% and 0.08%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2011.

For the Three Months Ended June 30, 2011

Tactical trading strategies generated negative performance in the second quarter as both macro GTT Advisors and managed futures GTT Advisors experienced losses. In the aggregate, macro GTT Advisors outperformed managed futures GTT Advisors as sharp intra-month reversals of several key market trends in May and June led to more significant declines for managed futures GTT Advisors, or commodity trading advisors (“CTA”) strategies, than for macro GTT Advisors. Performance was positive in April as both CTA and macro GTT Advisors captured correlated and sustained moves in the direction of longer-term trends in equities, precious metals and energy commodities, while also generating profits in currencies through broadly short U.S. Dollar positioning. In May, a broad increase of investor risk aversion and volatility led to sharp reversals across many of the markets which had generated large gains in April; long equity positioning also led to losses during the month. CTA strategies disproportionately suffered in June, as some macro GTT Advisors were able to trade these market moves more tactically. Similar to May, most of June was characterized by an elevated level of investor risk aversion; the U.S. dollar continued to strengthen against emerging market currencies, which led to losses for many GTT Advisors, while long equity and commodity positions also detracted. Trading in fixed income resulted in mixed performance during the quarter across GTT Advisors, as risk exposure was lighter and positioning mixed. GTT Advisors generally reduced long exposure to equities and commodities over the quarter, most notably precious metals and energies, while managed futures GTT Advisors with medium-term trade horizons started to switch positioning to become increasingly short equities at June month end.

For the Six Months Ended June 30, 2011

Tactical trading strategies generated flat performance in the first six months of 2011 as losses experienced by managed futures GTT Advisors offset mixed, but overall positive, returns generated by macro GTT Advisors.

GTT Advisors focused on macro trading generated mixed, but overall positive returns in the first six months of 2011, as positive performance from commodities and fixed income trading offset losses which came primarily from foreign exchange and to a lesser extent equity positions. In commodities, macro GTT Advisors benefitted primarily from long precious metals and energy commodity positions that were held consistently throughout the period. Trading in fixed income also contributed positively in the aggregate, although performance was mixed across macro GTT Advisors. While yields generally decreased over the first half of 2011, periods of sharp reversals in fixed income markets led to difficult performance from more directional macro GTT Advisors, while relative value oriented macro GTT Advisors generated gains by trading more tactically. Foreign exchange positions generally led to losses over the first half of 2011, as positioning in the Japanese Yen detracted during the first quarter and short U.S. dollar versus non-Japan Asia, emerging market and commodity-related currency positions generally detracted during May and June. GTT Advisors focused on macro trading generally held low risk in equities over the period, which led to muted and mixed performance.

During the first half of 2011, managed futures focused GTT Advisors’ losses were driven by trading in commodities, currencies and equities. Managed futures focused GTT Advisors found trading in energy-related commodities particularly challenging. Energies trading contributed positively to performance during the first quarter, but resulted in losses in the second quarter as there was a broad increase in investor risk aversion and volatility, which led to sharp reversals across many markets and created a challenging environment for managed futures GTT Advisors focused on trend following. Fixed income trading resulted in mixed performance for GTT Advisors focused on managed futures, as risk exposure was lighter and positioning more mixed.

Performance for the Three and Six Months Ended June 30, 2010

The Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2010 was $(14,822,553) and $(4,675,528), respectively, compared to the Company’s net trading gain/(loss) for the three and six months ended June 30, 2009 of $18,620,945 and $24,761,244, respectively.

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

	Portfolio Weight	Three Months Ended	Six Months Ended
	as a % of	June 30, 2010	June 30, 2010
Investee	Members’ Equity(1)	Net Return(2)	Net Return(2)

GELS	39.78%	(5.10)%	(4.27)%
GFS	24.95%	(0.05)%	4.47%
GFS Trust	4.73%	(2.68)%	(1.86)%
GTT	28.08%	(0.57)%	0.56%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and six months ended June 30, 2010, the Company’s Class A Series 1 units returned (2.66)% and (1.42)%, respectively, net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and six months ended June 30, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2010, GELS represented approximately 40% of the Company’s members’ equity. GELS returned (5.10)% and (4.27)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2010, GFS represented approximately 25% of the Company’s members’ equity. GFS returned (0.05)% and 4.47%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

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

Goldman Sachs Global Fundamental Strategies Asset Trust

As of June 30, 2010, GFS Trust represented approximately 5% of the Company’s members’ equity. GFS Trust returned (2.68)% and (1.86)%, respectively, for GFS Trust interests for the three and six months ended June 30, 2010.

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

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2010, GTT represented approximately 28% of the Company’s members’ equity. GTT returned (0.57)% and 0.56%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2010.

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

Comparison of Selected Financial Information for the Three and Six Months ended June 30, 2011 and June 30, 2010

Dividend Income

Dividend income for the three and six months ended June 30, 2011 was $1,170 and $5,353, respectively, compared to dividend income for the three and six months ended June 30, 2010 of $5,864 and $8,271, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and six months ended June 30, 2011 was $1,921,186 and $3,901,631, respectively, compared to the management fee for the three and six months ended June 30, 2010 of $1,953,848 and $3,875,981, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended June 30, 2011 compared to the same period in 2010.

Effective November 1, 2010, the Company’s credit facility matured and was not renewed. The Company had no interest expense for the three and six months ended June 30, 2011. Interest expense for the three and six months ended June 30, 2010 was $43,979 and $66,983, respectively.

Professional fees for the three and six months ended June 30, 2011 were $117,488 and $265,025, respectively, compared to professional fees for the three and six months ended June 30, 2010 of $281,265 and $514,428, respectively. The decrease in professional fees for the period ended June 30, 2011 was primarily due to reduced professional costs related to the ongoing operations of the Company.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The administration fee for the three and six months ended June 30, 2011 was $37,615 and $76,178, respectively.

Miscellaneous expenses for the three and six months ended June 30, 2011 were $43,156 and $93,508, respectively, compared to miscellaneous expenses for the three and six months ended June 30, 2010 of $37,842 and $76,867, respectively.

Incentive Allocation

Incentive allocation for the three and six months ended June 30, 2011 was ($79,267) and $5,323, respectively, compared to incentive allocation for the three and six months ended June 30, 2010 of $(55,284) and $1,613. The change in incentive allocation for the three and six months ended June 30, 2011 from the three and six months ended June 30, 2010 was due to the fluctuation in net income from operations for the period for certain series of Class A shares that were above their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first half of 2011. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of June 30, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

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

The Company received subscriptions from new and existing investors of $10,670,000 and $19,095,000, respectively during the three and six months ended June 30, 2011 and of $30,985,528 and $52,060,784, respectively, during the three and six months ended June 30, 2010.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to decrease overall portfolio exposure.

The Company paid out redemptions in the amount of $29,392,501 and $48,004,296, respectively, during the three and six months ended June 30, 2011 and $16,197,363 and $38,470,838, respectively, during the three and six months ended June 30, 2010. The Company had redemptions payable in the amount of $22,059,175 at June 30, 2011 and $18,895,114 at December 31, 2010. The Company funded the redemptions made in 2010 and in January and April 2011 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2011 had a material adverse effect on the value of the units or the performance of the Company.

Demand for redemptions varies from period to period based upon market conditions, the Company returns and other alternative instruments available to investors.

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

As of June 30, 2011, the Company had cash and cash equivalents on hand of $34,137,468. As of December 31, 2010, the Company had cash and cash equivalents on hand of $29,949,410.

Investments as of June 30, 2011 were $577,725,329 as compared to $612,687,074 as of December 31, 2010. The decrease was primarily due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the six months ended June 30, 2011.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of June 30, 2011 was $2,584,890 as compared to $1,322,217 as of December 31, 2010. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements (Accounting Standards Codification (“ASC”) 820).  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820).  In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption.

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

The Company uses NAV as its measure of fair value for investments in Investees. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. See Note 4 to the Company’s financial statements.

At June 30, 2011 and December 31, 2010, approximately 99% and 99%, respectively, of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At June 30, 2011 and December 31, 2010, investments valued using quoted market prices represented approximately 1% and 1%, respectively of the fair value of the Company’s pro-rata share of investments in the Investees. GTT was the only Investee that held investments that utilized quoted market prices to determine fair value.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of June 30, 2011 and as of December 31, 2010, as indicated by the Fair Value/Value at Risk column, and the Net Realized and Unrealized Gain/(Loss) from January 1, 2011 to June 30, 2011 and from January 1, 2010 to December 31, 2010. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2011
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	40.36%		$236,767,438	$0.2	(2)
GFS	25.54%		149,792,646	1.3	(3)
GFS Trust	3.20%		18,784,632	(0.3)	(4)
GTT	29.04%		170,363,262	0.2	(5)
GRV	0.22%		1,300,769	(0.1)	(6)
HFPO	0.12%		716,582	(0.0)	(7)

Total	98.48	%(8)	$577,725,329	$1.3

	Year Ended December 31, 2010
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	39.98%		$248,593,542	$9.1	(2)
GFS	25.30%		157,347,212	12.8	(3)
GFS Trust	3.73%		23,188,415	0.1	(4)
GTT	29.14%		181,173,125	15.9	(5)
GRV	0.27%		1,649,094	0.1	(6)
HFPO	0.12%		735,686	(0.1)	(7)

Total	98.54	%(8)	$612,687,074	$37.9

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	GRV ceased its trading activities effective on July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(7)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

(8)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2011, the Managing Member had full position level transparency for approximately 46% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 40% GELS, 26% GFS and 29% GTT as of June 30, 2011 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 25% GFS and 29% GTT as of December 31, 2010 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011 to June 30, 2011, aggregate subscriptions totaled $19,095,000. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2011	Class A Series 91	39,500.00	8	$3,950,000
February 1, 2011	Class A Series 92	26,500.00	8	2,650,000
March 1, 2011	Class A Series 93	18,250.00	5	1,825,000
April 1, 2011	Class A Series 94	39,200.00	7	3,920,000
May 1, 2011	Class A Series 95	46,500.00	10	4,650,000
June 1, 2011	Class A Series 96	21,000.00	5	2,100,000

Total		190,950.00	43	$19,095,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $29,392,501 during the three months ended June 30, 2011.

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

Date: August 12, 2011

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002