Form 10-Q
period 2011-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2011-11-14
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or
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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 4,532,895.54 Units of Limited Liability Company Interests outstanding as of November 14, 2011.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2011 and December 31, 2010

	(Unaudited)		(Audited)
	September 30, 2011		December 31, 2010
		% of		% of
	Fair	members’	Fair	members’
Affiliated Investee	value	equity(1)	value	equity(1)

Goldman Sachs Global Equity Long/Short, LLC	$212,222,540	39.29%	$248,593,542	39.98%
Goldman Sachs Global Fundamental Strategies, LLC	136,347,003	25.25%	157,347,212	25.30%
Goldman Sachs Global Fundamental Strategies Asset Trust	17,167,960	3.18%	23,188,415	3.73%
Goldman Sachs Global Relative Value, LLC	1,245,229	0.23%	1,649,094	0.27%
Goldman Sachs Global Tactical Trading, LLC	169,959,496	31.47%	181,173,125	29.14%
Goldman Sachs HFP Opportunistic Fund, LLC	707,297	0.13%	735,686	0.12%

Total investments (cost $491,222,899 and $529,138,634, respectively)	$537,649,525	99.55%	$612,687,074	98.54%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s member’s equity at September 30, 2011 and December 31, 2010.

September 30, 2011 (Unaudited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$42,818,945	7.93%

December 31, 2010 (Audited)
			Proportionate	% of
	Underlying		share of	members’
Investee	investment	Strategy	fair value	equity(1)

Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$47,508,604	7.64%

(1)	Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Excluding redemptions payable per the Balance Sheet, total investments would represent 94.61% and 95.63% of members’ equity at September 30, 2011 and December 31, 2010, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010

ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $491,222,899 and $529,138,634, respectively)	$537,649,525	$612,687,074
Cash and cash equivalents	33,241,310	29,949,410

Total assets	$570,890,835	$642,636,484

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$28,190,214	$18,895,114
Management fee payable	1,808,099	1,322,217
Accrued expenses and other liabilities	826,278	625,160

Total liabilities	30,824,591	20,842,491
Members’ equity:
Members’ equity (units outstanding 4,482,895.54 and 4,849,206.06, respectively)	540,066,244	621,793,993

Total liabilities and members’ equity	$570,890,835	$642,636,484

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$493,639,618	$538,245,553
Accumulated net unrealized gain/(loss) on investments	46,426,626	83,548,440

Total members’ equity(1)	$540,066,244	$621,793,993

(1)	Refer to Note 9 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2011 and September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Dividend income	$684	$7,398	$6,037	$15,669
Expenses:
Management fee	1,808,099	1,938,587	5,709,730	5,814,568
Professional fees	366,246	121,990	631,271	636,418
Administration fee	35,805	26,320	111,983	26,320
Interest expense	—	86,122	—	153,105
Miscellaneous expenses	45,773	43,331	139,281	120,198

Total expenses	2,255,923	2,216,350	6,592,265	6,750,609

Net investment income/(loss)	(2,255,239)	(2,208,952)	(6,586,228)	(6,734,940)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	5,265,038	6,539,149	18,363,541	29,255,725
Net change in unrealized gain/(loss)	(25,273,027)	14,350,441	(37,121,814)	(13,041,663)

Net realized and unrealized gain/(loss)	(20,007,989)	20,889,590	(18,758,273)	16,214,062

Net income/(loss)	$(22,263,228)	$18,680,638	$(25,344,501)	$9,479,122

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2011 (Unaudited)
and the year ended December 31, 2010 (Audited)

	Managing		Total
	member’s	Members’	members’
	equity	equity	equity

Members’ equity at December 31, 2009	$—	$597,698,035	$597,698,035
Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Incentive allocation	283,319	(283,319)	—
Pro-rata allocation	—	29,085,355	29,085,355

Members’ equity at December 31, 2010	—	621,793,993	621,793,993
Subscriptions	—	22,970,000	22,970,000
Redemptions	(5,323)	(79,347,925)	(79,353,248)
Allocations of net income/(loss):
Incentive allocation	5,323	(5,323)	—
Pro-rata allocation	—	(25,344,501)	(25,344,501)

Members’ equity at September 30, 2011	$—	$540,066,244	$540,066,244

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)
For the nine months ended September 30, 2011 and September 30, 2010

	2011	2010

Cash flows from operating activities
Net income/(loss)	$(25,344,501)	$9,479,122
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(9,602,658)	(133,455,226)
Proceeds from sales of investments in affiliated Investees	65,881,934	135,478,297
Net realized (gain)/loss from investments in affiliated Investees	(18,363,541)	(29,255,725)
Net change in unrealized (gain)/loss of investments in affiliated Investees	37,121,814	13,041,663
Increase/(decrease) in operating liabilities:
Management fee payable	485,882	649,619
Interest payable	—	13,591
Accrued expenses and other liabilities	201,118	296,169

Net cash from operating activities	50,380,048	(3,752,490)

Cash flows from financing activities
Subscriptions	22,970,000	59,298,042
Redemptions	(70,058,148)	(57,445,038)

Net cash from financing activities	(47,088,148)	1,853,004

Net change in cash and cash equivalents	3,291,900	(1,899,486)
Cash and cash equivalents at beginning of period	29,949,410	35,470,838

Cash and cash equivalents at end of period	$33,241,310	$33,571,352

Supplemental disclosure of cash flow information
Cash paid by the Company during the period for interest	$—	$139,514

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

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

Cash and cash equivalents

Cash and cash equivalents consist of deposits held at banks or money market funds. Cash equivalents, consisting of investments in money market funds, are held at financial institutions to which the Company is exposed to credit risk. Money market funds are valued at net asset value per share.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

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

Recent accounting pronouncements

Improving Disclosures about Fair Value Measurements (Accounting Standards Codification (“ASC”) 820).  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the Company’s financial condition, results of operations or cash flows.

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
September 30, 2011

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

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the Investment Funds’ asset allocation with the various Advisors and the performance of each of their Advisor Funds and interests held by GFS Trust, GRV and HFPO. NAVs received by the Investees from, or on behalf of, the Advisor Funds are based on the fair value of the Advisor Funds’ underlying investments in accordance with policies established by each Advisor Fund. GS HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at September 30, 2011 and December 31, 2010:

Investee	September 30, 2011	December 31, 2010

GELS	$204,000,514	$218,989,189
GFS	129,421,692	138,846,103
GFS Trust	15,808,023	20,402,700
GRV	1,471,822	1,686,248
GTT	139,811,721	148,505,266
HFPO	709,127	709,128

Total	$491,222,899	$529,138,634

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 3 – Investments in affiliated Investees (continued)

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and nine months ended September 30, 2011 and September 30, 2010:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2011	2010	2011	2010

GELS	(1)	$(15,544,898)	$9,169,385	$(15,371,002)	$(1,449,667)
GFS	(2)	(6,445,643)	3,205,456	(5,102,866)	8,780,168
GFS Trust	(3)	(548,857)	(117,601)	(849,983)	(659,818)
GRV	(4)	(55,540)	7,474	(192,404)	138,349
GTT	(5)	2,596,234	8,668,647	2,786,371	9,494,167
HFPO	(6)	(9,285)	(43,771)	(28,389)	(89,137)

Total		$(20,007,989)	$20,889,590	$(18,758,273)	$16,214,062

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(4)	GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

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
September 30, 2011

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
September 30, 2011

Note 3 – Investments in affiliated Investees (continued)

Management fees and incentive allocation/fees

GS HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the nine months ended September 30, 2011 and September 30, 2010. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	September 30, 2011				September 30, 2010
	Management		Incentive		Management	Incentive
Investee	fees		allocation/fees		fees	allocation/fees

GELS	1.65%		20.26%		1.61%	19.97%
GFS	1.66%		18.50%		1.64%	18.58%
GFS Trust	1.52%		17.74%		1.29%	14.74%
GRV	1.61%		12.44%		1.04%	9.31%
GTT	2.12%		21.51%		1.95%	19.38%
HFPO	—	%(1)	—	%(1)	1.98%	19.76%

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

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
September 30, 2011

Note 4 – Fair Value Measurements (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$212,222,540	$—	$212,222,540
Event Driven	—	136,347,003	17,167,960	153,514,963
Tactical Trading	—	169,959,496	—	169,959,496
Multi-Sector	—	—	707,297	707,297
Relative Value	—	—	1,245,229	1,245,229

Total	$—	$518,529,039	$19,120,486	$537,649,525

	December 31, 2010 (Audited)
Assets	Level 1	Level 2	Level 3	Total

Investees by investment strategy:
Equity Long/Short	$—	$248,593,542	$—	$248,593,542
Event Driven	—	157,347,212	23,188,415	180,535,627
Tactical Trading	—	181,173,125	—	181,173,125
Multi-Sector	—	—	735,686	735,686
Relative Value	—	—	1,649,094	1,649,094

Total	$—	$587,113,879	$25,573,195	$612,687,074

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $33,211,310 and $29,919,410, which were classified as Level 1 assets as of September 30, 2011 and December 31, 2010, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended September 30, 2011 and September 30, 2010, respectively:

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at July 1, 2011	$18,784,632	$716,582	$1,300,769	$20,801,983
Net realized gain/(loss) from investments	(1,195)	—	—	(1,195)
Net change in unrealized gain/(loss) on investments still held at September 30, 2011	(547,662)	(9,285)	(55,540)	(612,487)
Sales	(1,067,815)	—	—	(1,067,815)

Balance at September 30, 2011	$17,167,960	$707,297	$1,245,229	$19,120,486

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 4 – Fair Value Measurements (continued)

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at July 1, 2010	$28,644,724	$787,989	$2,598,182	$32,030,895
Net realized gain/(loss) from investments	(1,003)	—	(1,292)	(2,295)
Net change in unrealized gain/(loss) on investments still held at September 30, 2010	(116,598)	(43,771)	8,766	(151,603)
Sales	(455,227)	—	(288,953)	(744,180)

Balance at September 30, 2010	$28,071,896	$744,218	$2,316,703	$31,132,817

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2011 and September 30, 2010, respectively:

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) from investments	(51,546)	—	1,759	(49,787)
Net change in unrealized gain/(loss) on investments still held at September 30, 2011	(798,437)	(28,389)	(194,163)	(1,020,989)
Sales	(5,170,472)	—	(211,461)	(5,381,933)

Balance at September 30, 2011	$17,167,960	$707,297	$1,245,229	$19,120,486

	Event Driven	Multi-Sector	Relative Value	Total

Balance as at January 1, 2010	$37,532,758	$—	$4,887,674	$42,420,432
Net realized gain/(loss) from investments	(7,676)	—	47,943	40,267
Net change in unrealized gain/(loss) on investments still held at September 30, 2010	(652,142)	(49,831)	90,406	(611,567)
Sales	(8,801,044)	—	(2,709,320)	(11,510,364)
Level 3 transfers in	—	794,049	—	794,049

Balance at September 30, 2010	$28,071,896	$744,218	$2,316,703	$31,132,817

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

Note 5 – Fees

The Company incurs a monthly management fee paid in arrears to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 5 – Fees (continued)

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in Administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in Realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended September 30, 2011 and September 30, 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $65,367 and $88,215, respectively. For the nine months ended September 30, 2011 and September 30, 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $206,333 and $244,632, respectively.

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
September 30, 2011

Note 6 – Risk Management (continued)

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
September 30, 2011

Note 6 – Risk Management (continued)

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of September 30, 2011 and December 31, 2010, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2011 and December 31, 2010, approximately 3% and 4%, respectively, of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for GFS Trust and GRV.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 6 – Risk Management (continued)

Investment in Investees risk

The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios held by the Investees and relies on valuations provided by, or on behalf of, the Advisors. Shareholders will be affected by the Advisors’ investment policies and decisions in direct proportion to the amount of the Company’s assets that are invested with each Investee. The NAV of the Advisors’ assets will fluctuate in response to, among other things, various market and economic prospects of investments that the Advisors make, and as a result, the NAV of the Investees and the Company will be impacted. Generally, the NAVs provided by, or on behalf of, the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements.

In the normal course of business, the Advisor Funds may trade various financial instruments and enter into various investment transactions with off-balance sheet risk, which include, but are not limited to, securities sold short, futures, forwards, swaps and written options. The Managing Member generally will have limited ability to monitor such investments, to obtain full and current information and to exercise control rights over such investments. This could have an adverse effect on the performance of such investments and, therefore, on the performance of the Investees and the Company. In order to manage this risk, the Managing Member performs due diligence reviews with respect to the Advisors’ valuation policies and procedures and performs certain analytical procedures with respect to the NAV information received. The review and procedures performed by the Managing Member support its ability to rely on the NAVs supplied by, or on behalf of, the Advisors.

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to GS HFS at September 30, 2011 and December 31, 2010, respectively.

Included in the redemptions payable on the Balance Sheet at September 30, 2011 and December 31, 2010 were redemptions due to the Managing Member of $5,323 and $283,319, respectively.

For the nine months ended September 30, 2011, the Company earned dividends of $6,037 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. For the nine months ended September 30, 2010, the Company earned dividends of $14,546 from an investment in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of GS HFS. At September 30, 2011 and December 31, 2010, the fair values of such money market investments was $33,211,310 and $29,919,410, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at September 30, 2011 and December 31, 2010. Employees of Goldman, Sachs & Co. owned approximately 2% of the Company’s equity at September 30, 2011 and December 31, 2010.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 8 – Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2010 and November 1, 2010:

			Facility fee/
Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Commitment fee

September 1, 2010 through November 1, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2010 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010 and was not renewed.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

(4)	Effective September 1, 2010, the Credit Facility was extended to November 1, 2010 and converted to an uncommitted facility. Additionally, the commitment fee terminated, and the Company commenced paying a monthly facility fee to the Facility Counterparty at the rate of 1% per annum of the average Credit Facility through the termination date of November 1, 2010.

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

Note 9 – Members’ equity

At September 30, 2011 and December 31, 2010, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 9 – Members’ equity (continued)

The Company’s unit activity for the nine month period ended September 30, 2011 is as follows:

	December 31,	Unit			September 30,
	2010	conversion	Subscriptions	Redemptions	2011

Class A:
Series 1	2,560,820.36	—	—	(298,882.07)	2,261,938.29
Series 45	45,322.13	—	—	(11,026.05)	34,296.08
Series 46	89,711.22	1,435,142.41	—	(211,421.18)	1,313,432.45
Series 47	55,000.00	—	—	(8,000.00)	47,000.00
Series 48	101,345.88	(101,345.88)	—	—	—
Series 49	140,800.00	—	—	(35,777.27)	105,022.73
Series 50	194,430.21	—	—	(41,077.05)	153,353.16
Series 51	101,300.00	—	—	(37,500.00)	63,800.00
Series 52	86,750.00	—	—	—	86,750.00
Series 53	55,451.17	(55,451.17)	—	—	—
Series 54	589,036.01	(589,036.01)	—	—	—
Series 66	84,244.41	—	—	(4,063.88)	80,180.53
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 77	76,950.00	(76,950.00)	—	—	—
Series 78	62,345.96	(62,345.96)	—	—	—
Series 79	71,456.60	(71,456.60)	—	—	—
Series 80	56,950.00	(56,950.00)	—	—	—
Series 81	201,150.00	(201,150.00)	—	—	—
Series 82	12,294.48	—	—	(6,147.24)	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 84	34,000.00	(34,000.00)	—	—	—
Series 85	16,500.00	(16,500.00)	—	—	—
Series 86	21,942.57	(21,942.57)	—	—	—
Series 87	33,930.00	(33,930.00)	—	—	—
Series 88	1,000.00	(1,000.00)	—	—	—
Series 89	43,250.00	(43,250.00)	—	—	—
Series 90	11,950.00	(11,950.00)	—	—	—
Series 91	—	—	39,500.00	—	39,500.00
Series 92	—	—	26,500.00	—	26,500.00
Series 93	—	—	18,250.00	—	18,250.00
Series 94	—	—	39,200.00	—	39,200.00
Series 95	—	—	46,500.00	—	46,500.00
Series 96	—	—	21,000.00	—	21,000.00
Series 97	—	—	17,000.00	—	17,000.00
Series 98	—	—	11,250.00	—	11,250.00
Series 99	—	—	10,500.00	—	10,500.00

Total	4,849,206.06	57,884.22	229,700.00	(653,894.74)	4,482,895.54

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 9 – Members’ equity (continued)

The Company’s members’ capital activity for the nine months ended September 30, 2011 is as follows:

	December 31,	Equity			Net	September 30,	NAV
	2010	conversion	Subscriptions	Redemptions	income/(loss)	2011	per unit

Managing Member	$—	$—	$—	$(5,323)	$5,323	$—
Class A:
Series 1	386,220,632	—	—	(44,325,069)	(15,336,331)	326,559,232	$144.37
Series 45	4,471,072	—	—	(1,082,062)	(150,310)	3,238,700	94.43
Series 46	9,003,589	144,033,620	—	(21,068,131)	(5,785,897)	126,183,181	96.07
Series 47	5,407,597	—	—	(782,461)	(201,653)	4,423,483	94.12
Series 48	10,142,713	(10,142,713)	—	—	—	—	—
Series 49	13,960,216	—	—	(3,471,113)	(521,341)	9,967,762	94.91
Series 50	18,928,004	—	—	(3,942,839)	(694,296)	14,290,869	93.19
Series 51	9,855,874	—	—	(3,600,617)	(313,276)	5,941,981	93.13
Series 52	8,669,138	—	—	—	(370,616)	8,298,522	95.66
Series 53	5,610,812	(5,610,812)	—	—	—	—	—
Series 54	62,770,502	(62,770,502)	—	—	—	—	—
Series 66	9,079,321	—	—	(442,358)	(365,049)	8,271,914	103.17
Series 67	147,361	—	—	—	(6,299)	141,062	103.17
Series 68	6,151,816	—	—	—	(262,997)	5,888,819	103.17
Series 69	2,248,358	—	—	—	(96,120)	2,152,238	103.17
Series 70	738,106	—	—	—	(31,555)	706,551	103.17
Series 71	151,306	—	—	—	(6,468)	144,838	103.17
Series 72	745,329	—	—	—	(31,864)	713,465	103.17
Series 73	143,967	—	—	—	(6,154)	137,813	103.17
Series 77	8,047,216	(8,047,216)	—	—	—	—	—
Series 78	6,529,247	(6,529,247)	—	—	—	—	—
Series 79	7,466,991	(7,466,991)	—	—	—	—	—
Series 80	5,883,928	(5,883,928)	—	—	—	—	—
Series 81	20,682,620	(20,682,620)	—	—	—	—	—
Series 82	1,273,182	—	—	(633,275)	(30,531)	609,376	99.13
Series 83	565,505	—	—	—	(24,176)	541,329	99.13
Series 84	3,566,739	(3,566,739)	—	—	—	—	—
Series 85	1,749,127	(1,749,127)	—	—	—	—	—
Series 86	2,311,363	(2,311,363)	—	—	—	—	—
Series 87	3,557,487	(3,557,487)	—	—	—	—	—
Series 88	103,011	(103,011)	—	—	—	—	—
Series 89	4,394,876	(4,394,876)	—	—	—	—	—
Series 90	1,216,988	(1,216,988)	—	—	—	—	—
Series 91	—	—	3,950,000	—	(168,867)	3,781,133	95.72
Series 92	—	—	2,650,000	—	(117,759)	2,532,241	95.56
Series 93	—	—	1,825,000	—	(98,670)	1,726,330	94.59
Series 94	—	—	3,920,000	—	(204,727)	3,715,273	94.78
Series 95	—	—	4,650,000	—	(290,758)	4,359,242	93.75
Series 96	—	—	2,100,000	—	(109,059)	1,990,941	94.81
Series 97	—	—	1,700,000	—	(64,153)	1,635,847	96.23
Series 98	—	—	1,125,000	—	(41,595)	1,083,405	96.30
Series 99	—	—	1,050,000	—	(19,303)	1,030,697	98.16

Subtotal:	621,793,993	—	22,970,000	(79,347,925)	(25,349,824)	540,066,244

Total	$621,793,993	$—	$22,970,000	$(79,353,248)	$(25,344,501)	$540,066,244

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 9 – Members’ equity (continued)

The Company’s members’ capital activity for the year ended December 31, 2010 is as follows:

	December 31,	Equity			Net	December 31,	NAV
	2009	conversion	Subscriptions	Redemptions	income/(loss)	2010	per unit

Managing Member	$—	$—	$—	$(283,319)	$283,319	$—
Class A:
Series 1	415,172,330	—	—	(47,275,206)	18,323,508	386,220,632	$150.82
Series 45	4,971,425	—	—	(716,408)	216,055	4,471,072	98.65
Series 46	11,612,001	—	—	(3,068,917)	460,505	9,003,589	100.36
Series 47	6,777,089	—	—	(1,680,917)	311,425	5,407,597	98.32
Series 48	11,601,290	—	—	(1,950,610)	492,033	10,142,713	100.08
Series 49	13,318,515	—	—	—	641,701	13,960,216	99.15
Series 50	19,361,580	—	—	(1,321,802)	888,226	18,928,004	97.35
Series 51	11,423,377	—	—	(2,033,895)	466,392	9,855,874	97.29
Series 52	9,224,038	—	—	(969,605)	414,705	8,669,138	99.93
Series 53	7,104,425	—	—	(1,805,063)	311,450	5,610,812	101.18
Series 54	7,066,804	60,385,988	—	(7,592,307)	2,910,017	62,770,502	106.56
Series 55	2,379,248	(2,379,248)	—	—	—	—	—
Series 56	1,076,095	(1,076,095)	—	—	—	—	—
Series 57	2,715,361	(2,715,361)	—	—	—	—	—
Series 58	5,386,946	(5,386,946)	—	—	—	—	—
Series 59	1,618,719	(1,618,719)	—	—	—	—	—
Series 60	2,979,262	(2,979,262)	—	—	—	—	—
Series 61	1,212,471	(1,212,471)	—	—	—	—	—
Series 62	6,519,496	(6,519,496)	—	—	—	—	—
Series 63	7,009,995	(7,009,995)	—	—	—	—	—
Series 64	3,809,919	(3,809,919)	—	—	—	—	—
Series 65	5,558,740	(5,558,740)	—	—	—	—	—
Series 66	9,827,589	—	—	(1,209,389)	461,121	9,079,321	107.77
Series 67	140,588	—	—	—	6,773	147,361	107.77
Series 68	5,869,039	—	—	—	282,777	6,151,816	107.77
Series 69	2,145,009	—	—	—	103,349	2,248,358	107.77
Series 70	704,178	—	—	—	33,928	738,106	107.77
Series 71	144,351	—	—	—	6,955	151,306	107.77
Series 72	711,069	—	—	—	34,260	745,329	107.77
Series 73	137,350	—	—	—	6,617	143,967	107.77
Series 74	8,401,415	(8,401,415)	—	—	—	—	—
Series 75	8,628,531	(8,628,531)	—	—	—	—	—
Series 76	3,089,790	(3,089,790)	—	—	—	—	—
Series 77	—	—	7,695,000	—	352,216	8,047,216	104.58
Series 78	—	—	6,234,596	—	294,651	6,529,247	104.73
Series 79	—	—	7,145,660	—	321,331	7,466,991	104.50
Series 80	—	—	5,695,000	—	188,928	5,883,928	103.32
Series 81	—	—	20,115,000	—	567,620	20,682,620	102.82
Series 82	—	—	1,229,448	—	43,734	1,273,182	103.56
Series 83	—	—	546,080	—	19,425	565,505	103.56
Series 84	—	—	3,400,000	—	166,739	3,566,739	104.90
Series 85	—	—	1,650,000	—	99,127	1,749,127	106.01
Series 86	—	—	2,194,257	—	117,106	2,311,363	105.34
Series 87	—	—	3,393,000	—	164,487	3,557,487	104.85
Series 88	—	—	100,000	—	3,011	103,011	103.01
Series 89	—	—	4,325,000	—	69,876	4,394,876	101.62
Series 90	—	—	1,195,000	—	21,988	1,216,988	101.84

Subtotal:	$597,698,035	$—	$64,918,041	$(69,624,119)	$28,802,036	$621,793,993

Total	$597,698,035	$—	$64,918,041	$(69,907,438)	$29,085,355	$621,793,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 10 – Ownership in Investees

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)

GELS	$212,222,540	$449,449,965	47.22%
GFS	136,347,003	339,218,047	40.19%
GFS Trust	17,167,960	61,095,085	28.10%
GRV	1,245,229	4,740,413	26.27%
GTT	169,959,496	472,144,358	36.00%
HFPO	707,297	1,191,230	59.38%

Total	$537,649,525

	December 31, 2010 (Audited)
			% owned
	Company	Investee	by the
	investment	equity(1)	Company(1)

GELS	$248,593,542	$511,245,480	48.63%
GFS	157,347,212	381,734,121	41.22%
GFS Trust	23,188,415	82,519,893	28.10%
GRV	1,649,094	6,277,870	26.27%
GTT	181,173,125	397,291,003	45.60%
HFPO	735,686	1,239,043	59.38%

Total	$612,687,074

(1)	The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 11 – Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 12 – Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Class A	Class A	Class A	Class A
	Series 1	Series 1	Series 1	Series 1

Per unit operating performance:
Net asset value, beginning of period	$150.03	$141.85	$150.82	$143.89
Income from operations:
Net realized and unrealized gain/(loss)	(5.09)	4.85	(4.82)	3.87
Net investment income/(loss)(1)(2)	(0.57)	(0.51)	(1.63)	(1.57)

Total income/(loss) from operations	(5.66)	4.34	(6.45)	2.30

Net asset value, end of period	$144.37	$146.19	$144.37	$146.19

Ratios to average members’ equity(3)
Expenses	1.55%	1.42%	1.45%	1.46%
Incentive allocation	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.55%	1.42%	1.45%	1.46%

Net investment income/(loss)(2)	(1.55)%	(1.41)%	(1.45)%	(1.45)%

Total return (prior to incentive allocation)(4)	(3.77)%	3.06%	(4.28)%	1.60%
Incentive allocation	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return	(3.77)%	3.06%	(4.28)%	1.60%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)	The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)	The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 13 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the nine months ended September 30, 2011 (the “Significant Investees”):

Balance Sheet

The balance sheets as of September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011 (Unaudited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$452,006,042	$317,972,650	$250,511,361
Investments in affiliated Investees, at fair value	—	22,986,988	214,201,216
Cash and cash equivalents	10,178,545	19,938,675	1,070,793
Other assets	131,626	3,141	15,000,000

Total assets	$462,316,213	$360,901,454	$480,783,370

Liabilities and Net Assets
Liabilities
Redemptions payable	$12,005,255	$21,112,346	$6,947,509
Accrued expenses and other liabilities	860,993	571,061	1,691,503

Total liabilities	12,866,248	21,683,407	8,639,012
Net assets	449,449,965	339,218,047	472,144,358

Total liabilities and net assets	$462,316,213	$360,901,454	$480,783,370

	December 31, 2010 (Audited)
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$502,195,620	$351,240,904	$195,143,057
Investments in affiliated Investees, at fair value	—	27,393,668	195,355,421
Cash and cash equivalents	36,020,084	8,819,210	13,003,556
Other assets	3,495,222	6,067,742	8,500,000

Total assets	$541,710,926	$393,521,524	$412,002,034

Liabilities and Net Assets
Liabilities
Redemptions payable	$6,558,606	$11,292,278	$11,183,178
Subscriptions received in advance	20,000,000	—	2,990,000
Loan Payable	3,100,000	—	—
Accrued expenses and other liabilities	806,840	495,125	537,853

Total liabilities	30,465,446	11,787,403	14,711,031
Net assets	511,245,480	381,734,121	397,291,003

Total liabilities and net assets	$541,710,926	$393,521,524	$412,002,034

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 13 – Significant Investees (continued)

Statement of Operations

For the three months ended September 30, 2011 and September 30, 2010, the statements of operations are summarized as follows:

	September 30, 2011 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$2,997,811	$5,826,501	$7,821,860
Net change in unrealized gain/(loss) on Investees	(36,465,416)	(22,562,363)	(672,767)
Investment income	581	336	269
Expenses	(525,432)	(567,169)	(1,035,961)

Net income/(loss) from operations	$(33,992,456)	$(17,302,695)	$6,113,401

	September 30, 2010 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$287,736	$6,278,553	$(1,477,259)
Net change in unrealized gain/(loss) on Investees	18,765,103	2,151,421	20,086,295
Investment income	1,595	1,795	1,233
Expenses	(486,675)	(534,272)	(576,072)

Net income/(loss) from operations	$18,567,759	$7,897,497	$18,034,197

For the nine months ended September 30, 2011 and September 30, 2010, the statements of operations are summarized as follows:

	September 30, 2011 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$5,199,281	$25,552,810	$8,836,726
Net change in unrealized gain/(loss) on Investees	(37,600,542)	(38,200,872)	(1,509,133)
Investment income	3,360	2,107	2,861
Expenses	(1,736,957)	(1,792,051)	(2,898,166)

Net income/(loss) from operations	$(34,134,858)	$(14,438,006)	$4,432,288

	September 30, 2010 (Unaudited)
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$1,884,146	$16,844,064	$2,029,662
Net change in unrealized gain/(loss) on Investees	(3,532,786)	7,086,086	18,668,598
Investment income	5,169	5,257	2,968
Expenses	(1,164,605)	(1,415,709)	(1,458,101)

Net income/(loss) from operations	$(2,808,076)	$22,519,698	$19,243,127

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2011

Note 13 – Significant Investees (continued)

Statement of Cash Flows

For the nine months ended September 30, 2011 and September 30, 2010, the statements of cash flows are summarized as follows:

	September 30, 2011 (Unaudited)
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(34,134,858)	$(14,438,006)	$4,432,288
Net change in investments in investees	50,189,578	37,674,934	(74,214,099)
Net change in operating assets and liabilities	3,417,749	6,140,537	(5,346,350)

Net cash provided by/(used in) operating activities	19,472,469	29,377,465	(75,128,161)

Cash flows from financing activities
Net subscriptions/(redemptions)	(42,214,008)	(18,258,000)	63,195,398
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	(45,314,008)	(18,258,000)	63,195,398

Net change in cash and cash equivalents	(25,841,539)	11,119,465	(11,932,763)
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$10,178,545	$19,938,675	$1,070,793

	September 30, 2010 (Unaudited)
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(2,808,076)	$22,519,698	$19,243,127
Net change in investments in investees	(64,554,689)	(37,963,364)	(74,359,654)
Net change in operating assets and liabilities	(3,066,746)	2,403,040	12,534,216

Net cash provided by/(used in) operating activities	(70,429,511)	(13,040,626)	(42,582,311)

Cash flows from financing activities
Net subscriptions/(redemptions)	36,151,282	2,909,784	42,884,919
Proceeds/(repayments) from loan	16,600,000	—	—

Net cash provided by/(used in) financing activities	52,751,282	2,909,784	42,844,919

Net change in cash and cash equivalents	(17,678,229)	(10,130,842)	302,608
Cash and cash equivalents at beginning of period	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of period	$352,546	$15,279,178	$9,025,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2011, the Company had total assets of $570,890,835 compared with total assets of $642,636,484 as of December 31, 2010. Total liabilities of the Company were $30,824,591 as of September 30, 2011 compared with $20,842,491 as of December 31, 2010. Member’s equity of the Company was $540,066,244 as of September 30, 2011 compared with $621,793,993 as of December 31, 2010.

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

While the Managing Member currently expects to allocate assets to all the Investment Sectors through allocations to the Investment Funds, the Managing Member has no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

The following presents a summary of the operations for the three and nine months ended September 30, 2011 and September 30, 2010 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Nine Months Ended September 30, 2011

The Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2011 was $(20,007,989) and $(18,758,273), respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2010 of $20,889,590 and $16,214,062, respectively.

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

Worries about long-term sovereign debt trajectories and European bank solvency negatively impacted market sentiment during the third quarter of 2011. Markets reflected increasing investor concern as signs of a potential global growth slow-down resurfaced. After averaging 18 for the first seven months of 2011, the VIX index averaged 35 and did not dip below 23 during the month of August, reaching a yearly high of 48 on August 8. World equities (proxied by the MSCI AC World TR Index) finished down 7.3% in August and then down 9.4% in September, bringing the year-to-date return to -17.4%. Headlines dictated market sentiment in the credit space as well, albeit with less volatility than equity positions. High yield bonds returned -5.1% for the third quarter and -0.5% for the full year 2011 (proxied by the Credit Suisse High Yield Index) and leveraged loans (proxied by the S&P Leveraged Loan Index) returned -3.4% for the third quarter and -1.3% for the full year 2011. Credit flows were negative for the third quarter, with August recording the largest and second largest outflows on record for leveraged loans and high yield bonds, respectively. In August and early September, fears of debt contagion in the Eurozone led to higher credit default swap (“CDS”) spreads across the region, with formerly overlooked EU members such as France under increased scrutiny. The year’s steady downward trend for 5-year and 10-year yields was accelerated by these developments throughout the third quarter. Overall, yields on US and European 10-year bonds dropped an additional 124 bps and 114 bps, respectively, over the quarter (proxied by the US and Euro Generic Government Bond 10-Year Yields). In currencies, the US Dollar reversed its recent trend of depreciation as risk selloffs in September and August sparked a flight to perceived quality. There were a few notable exceptions: EUR/USD experienced limited movement in either direction throughout most of the summer, and Asian and commodity-related currencies alternately gained and lost ground versus the US dollar throughout the summer until the Federal Reserve announcement of “Operation Twist” on September 22 saw the US dollar appreciate, finishing the quarter up 5.7% (proxied by the Dollar Index). Gold continued to rally with spot prices up 22% from June 1 to reach a record high of $1,888.7 per ounce on August 22 until price pullbacks during the mid-September sell-off threatened its perceived status as a safe haven asset. Commodities trended upwards early in the third quarter but sold off sharply in August, returning -11.7% for the quarter and -9.3% for the year (proxied by the S&P GSCI TR Index). HFP Advisors generally maintained more cautious positioning and as a result outperformed in both the third quarter and for the full year 2011. GELS Advisors experienced the weakest performance, as stock and sector selection were overwhelmed by macro concerns during equity market declines. GFS broadly saw negative returns throughout the summer and into early September, as credit was also negatively impacted by macro headwinds. The Company’s outperformance was attributable to the large allocation to GTT Advisors, who were able to capture correlated and sustained moves in the direction of longer-term trends across many markets.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of September 30, 2011, as well as each material Investee’s net return for the three and nine months ended September 30, 2011.

	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	September 30, 2011	September 30, 2011
Investee	Members’ Equity(1)	Net Return(2)	Net Return(2)

GELS	39.29%	(6.82)%	(6.81)%
GFS	25.25%	(4.51)%	(3.63)%
GTT	31.47%	1.55%	1.63%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2011, the Company’s Class A Series 1 units returned (3.77)% and (4.28)%, respectively, net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and nine months ended September 30, 2011 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2011, GELS represented approximately 39% of the Company’s members’ equity. GELS returned (6.82)% and (6.81)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2011.

For the Three Months Ended September 30, 2011

GELS Advisors generated broadly negative performance in the third quarter of 2011, with performance driven by the steep declines in global equity markets in July, August, and September.

GELS Advisors realized losses in all three months of the quarter, most notably August and September, although in the aggregate, performed better than equity markets with much lower volatility. In the third quarter, there was a wide dispersion of performance, with the magnitude of performance driven largely by gross and net exposure levels, and to a lesser extent, sector selection and single-stock exposures. GELS Advisors with long exposure concentrated in financials or cyclical sectors such as energy, industrials, materials, consumer cyclical and technology underperformed during this period, while losses were more limited for GELS Advisors with long exposures concentrated in defensive sectors. Stock and sector selection were somewhat marginalized by the continued dominance of macro factors on equity markets in September and August, although this came after what had proven to be a more fruitful period for stock-picking in early July, as a strong earnings season generally rewarded investors who judged company fundamentals effectively.

GELS Advisors’ returns were broadly in line with net exposure levels, which decreased throughout the quarter. GELS Advisors with high levels of portfolio net exposure were unable to avoid the large market decline and realized some of the largest losses in the quarter. Certain GELS Advisors with more moderate net exposure combined with high levels of gross exposure and large underlying sector, geography, and style biases also realized challenging performance. Those GELS Advisors with more neutrally or net short positioned portfolios and those who adopted more cautious positioning in late July and early August generally outperformed peers.

GELS Advisors exited the third quarter with substantially lower levels of gross and net exposure compared to those at the start, although risk levels were still well above the levels seen during the financial crisis in 2008. With correlations and volatility remaining high through the end of August and into September, most GELS Advisors held exposure to the lower end of their internal risk spectrums, awaiting a sustained period of calm and greater macro certainty before meaningfully increasing risk to take advantage of enticing valuations following sell-offs. This has led GELS Advisors to reduce position sizes, concentrate portfolios in their highest conviction positions, and increase portfolio hedging, often leading to a decrease in both gross and net exposure.

For the Nine Months Ended September 30, 2011

GELS Advisors finished the first nine months of 2011 with negative performance as gains generated during the first quarter were erased by losses in the second and third quarters.

GELS Advisors had positive performance in the first quarter of 2011 with positive performance in January and February and more muted performance in March. In January, GELS Advisors who had higher levels of long exposure to the U.S., energy, industrials, and technology sectors outperformed GELS Advisors with long exposure to Asia and emerging markets, long positions in the consumer sector, and short positions in European financials. In February, GELS Advisors generally extended their January gains supported by developed market equity performance. Underperforming GELS Advisors generally had exposure to Asia and emerging markets, as concerns about inflation tempered the returns of emerging market equities. In March, U.S. and emerging market focused GELS Advisors realized gains from long exposure to cyclically-oriented sectors such as energy, industrials and materials, while GELS Advisors with exposure to Europe and Asia underperformed.

GELS Advisors generated negative performance in the second quarter, as volatile markets and macroeconomic concerns created a challenging environment for stock picking. GELS Advisors added to their first quarter gains in April, as long exposures in cyclically orientated sectors underperformed relative to more stable sectors. In May, GELS Advisors who underperformed generally had a growth bias to their portfolios and overweight long exposure to commodities and industrials sectors, while top performing GELS Advisors had long exposure to large cap equities and defensive sectors such as healthcare and consumer staples. GELS Advisors losses continued into June as underperforming GELS Advisors significantly reduced exposures due to losses during the first half of the month, causing them to have more limited participation in the strong equity rally at the end of June.

In the third quarter, GELS Advisors realized losses in all three months, most notably August and September, although in the aggregate, performed better than equity markets with much lower volatility. There was a wide dispersion of performance, with the magnitude of performance driven largely by gross and net exposure levels, and to a lesser extent, sector selection and single-stock exposures. GELS Advisors with long exposure concentrated in financials or cyclical sectors such as energy, industrials, materials, consumer cyclical and technology underperformed during this period, while losses were more limited for GELS Advisors with long exposures concentrated in defensive sectors. GELS Advisors’ returns were broadly in line with net exposure levels, which decreased throughout the quarter. GELS Advisors with high levels of portfolio net exposure were unable to avoid the large market decline and realized some of the largest losses in the quarter. Those GELS Advisors with more neutrally or net short positioned portfolios and those who adopted more cautious positioning in late July and early August generally outperformed peers.

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2011, GFS represented approximately 25% of the Company’s members’ equity. GFS returned (4.51)% and (3.63)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2011.

For the Three Months Ended September 30, 2011

GFS Advisors experienced negative performance during the third quarter of 2011, collectively realizing negative performance in all three months of the quarter.

The third quarter was marked by significant volatility and negative performance, driven by macro uncertainty largely centered in Europe. During July, most multi-strategy GFS Advisors experienced losses while the performance of credit-focused GFS Advisors was mixed. The GFS Advisors who had maintained relatively balanced positioning or shifted to a more neutral portfolio typically fared better. Equity exposure, particularly post-reorganization equities, contributed to sizable losses. Bearish views on Europe generated positive returns via short sovereign or single name European financial CDS. In August, concerns about the solvency of European sovereigns and banks along with a more muted global growth outlook weighed on risk assets. Multi-strategy GFS Advisors experienced losses, generally driven by their overall level of directional exposure, with special situation equity positions with high hedge fund ownership the biggest detractors. Credit focused GFS Advisors largely generated negative performance in August as well, with large markdowns in individual positions. Detractors once again included post-reorganization equity positions. Additionally, exposure to some large, distressed capital structures detracted from performance as market participants looking to reduce risk sold down exposures in these more liquid names. Both multi-strategy and credit focused GFS Advisors benefited from portfolio hedges, which offset some losses. Despite a more muted start to performance in September and intermittent relief rallies during the month, both credit and equity markets were again impacted by broad risk aversion, experiencing significant losses over the course of the month. In September, credit focused GFS Advisors experienced losses, although those with more balanced exposures and a trading-oriented style fared better. Multi-strategy GFS Advisors experienced losses across both credit and equity positions during September despite general risk reduction in August. Some GFS Advisors attempted to further hedge equity market exposure, but many of these positions still resulted in losses during September. Conversely, merger arbitrage exposure was generally a small contributor in September as some deal spreads tightened modestly following losses in August. Through the end of the third quarter, GFS Advisors were generally more cautious than they had been throughout most of the first half of 2011.

For the Nine Months Ended September 30, 2011

GFS Advisors finished the first nine months of 2011 with negative performance as gains generated during the first quarter were offset by negative performance in the second and third quarters.

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

The second quarter began with continued positive performance from the first quarter. However, as negative data points on global market conditions came to light, the positive backdrop for GFS Advisors reversed in May, causing several GFS Advisors to report negative performance during May and most GFS Advisors to report negative performance during June. Losses in May were largely driven by equity exposures, in contrast to credit exposures which were generally more resilient to negative risk sentiment during the month. In June, however, credit markets experienced significant declines and equity markets continued to sell off. While GFS Advisors experienced some recovery during the last week of June given the sharp turnaround in the equity markets, both equity and credit exposure contributed to losses in June, leading to collectively negative performance from GFS Advisors during the month and for the second quarter.

The third quarter was marked by significant volatility and negative performance, driven by macro uncertainty largely centered in Europe. GFS Advisors collectively realized negative performance in all three months of the third quarter, generally driven by their overall level of directional exposure. The GFS Advisors who had maintained relatively balanced positioning or shifted to a more neutral portfolio typically fared better over the quarter. Equity exposure, particularly special situation equity positions with high hedge fund ownership were the biggest detractors. Post re-organized and levered equities also contributed to sizable losses. Credit contributed to losses as well, with large mark downs in individual positions despite somewhat limited trading volume. Particularly, exposure to some large, distressed capital structures detracted from performance as market participants looking to reduce risk sold down exposures in these more liquid names. Both multi-strategy and credit focused GFS Advisors benefited from portfolio hedges, which offset some losses. Bearish views on Europe generated positive returns via short sovereign or single name European financial CDS. Through the end of the third quarter, GFS Advisors were generally more cautious than they had been through most of the first half of 2011. Despite the cautious posture of many portfolios, GFS Advisors’ highlighted the increased opportunity set stemming from the recent market dislocation. While the risk-reward trade-off had improved for a number of investment opportunities, during the third quarter, GFS Advisors were cognizant that markets remained vulnerable to further selling pressure as broader market volatility and macro uncertainty remained high.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2011, GTT represented approximately 31% of the Company’s members’ equity. GTT returned 1.55% and 1.63%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2011.

For the Three Months Ended September 30, 2011

Tactical Trading strategies generated positive performance in the third quarter. Both macro GTT Advisors and managed futures GTT Advisors exhibited fairly high dispersion through the quarter, but overall contributed positively to performance. In the aggregate, macro GTT Advisors outperformed managed futures GTT Advisors, or commodity trading advisor (“CTA”) strategies, as sharp trend reversals across key markets during the quarter led to more significant declines for CTAs than for macro GTT Advisors, which more tactically adjusted positioning. In July, performance was positive as both macro GTT Advisors and CTAs captured correlated and sustained moves in the direction of longer-term trends across many markets, most notably in the U.S. Dollar versus Asia and commodity-related currencies, precious metals and fixed income markets. Trading in equities, however, led to mixed performance in the month, as GTT Advisors’ positioning was more varied. In August, macro GTT Advisors and CTA strategies continued to benefit from trends in fixed income as long positions in U.S. and non-peripheral European government bonds benefited from a decline in yields. Trading in precious metals also contributed gains, while CTA strategies, and to a lesser extent macro GTT Advisors, suffered in currency trading following the strengthening of the U.S. Dollar. GTT Advisors experienced mixed performance in September as losses from CTAs were offset by gains from macro GTT Advisors. Most of September was again characterized by an elevated level of investor risk aversion. The U.S. Dollar continued to strengthen against emerging market currencies, which led to losses for many GTT Advisors. However, both macro GTT Advisors and CTAs largely offset these losses through gains in fixed income trading, as yields continued to decline in U.S. and non-peripheral European government bonds. Commodities also detracted from performance, notably in energies and precious metals, while performance in equities was mixed. GTT Advisors generally continued to have long positioning in fixed income, but became generally net short in equities in September. GTT Advisors broadly have more mixed positioning in both currencies and commodities. Risk levels for macro GTT Advisors remained low to moderate, but generally increased over the quarter, while risk levels for CTAs saw greater dispersion but generally decreased through the quarter.

For the Nine Months Ended September 30, 2011

Tactical trading strategies generated positive performance in the first nine months of 2011 as positive returns generated by macro GTT Advisors offset mixed, but overall negative returns experienced by managed futures GTT Advisors.

GTT Advisors focused on macro trading generated positive returns in the first nine months of 2011, as positive performance from fixed income and to a lesser extent commodities trading offset mixed performance in foreign exchange and equities. Trading in fixed income contributed positively for nearly all macro GTT Advisors, with profits generated largely in the first and third quarters. With the exception of relatively sharp fixed income reversals in the second quarter, yields on U.S. and German government bonds have fairly steadily declined over the period. In commodities, macro GTT Advisors have benefited primarily from long precious metals and energy commodity positions held consistently throughout the period. However, many macro GTT Advisors gave up the majority of commodity gains in the third quarter, following a strong sell-off across most commodity markets. Foreign exchange positions have led to mixed and muted results in the first nine months of 2011, as prior gains from long positioning in non-Japan Asia, emerging market and commodity-related currency positions sharply reversed in August and September, while trading in other developed market currencies, notably the Swiss Franc and Japanese Yen, has been difficult for macro GTT Advisors over the period. GTT Advisors focused on macro trading generally held low risk in equities over the period, which led to muted and mixed performance.

During the first nine months of 2011, managed futures GTT Advisors’ losses were driven by trading in currencies and equities. Performance in emerging market and commodity-related currencies was particularly challenging for managed futures GTT Advisors. Trading in commodities resulted in mixed performance for managed futures GTT Advisors, as risk exposure in the asset class was lighter and positioning more mixed. Fixed income has been the largest positive contributor for GTT Advisors focused on managed futures, primarily due to strong performance in the third quarter as long fixed income positioning benefited from declining yields in both U.S. and non-peripheral European government bonds.

Performance for the Three and Nine Months Ended September 30, 2010

The Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2010 was $20,889,590 and $16,214,062, respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2009 of $25,706,878 and $50,468,122, respectively.

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

The table below illustrates the portfolio weighting of each Investee as of September 30, 2010 as well as each Investee’s net return for the three and nine months ended September 30, 2010.

	Portfolio Weight	Three Months Ended	Nine Months Ended
	as a % of	September 30, 2010	September 30, 2010
Investee	Members’ Equity(1)	Net Return(2)	Net Return(2)

GELS	39.49%	3.94%	(0.50)%
GFS	24.33%	2.19%	6.76%
GFS Trust	4.56%	(0.41)%	(2.27)%
GTT	28.71%	5.16%	5.74%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.”

(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS, and GTT and GFS Trust interests for GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investees. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2010, the Company’s Class A Series 1 units returned 3.06% and 1.60%, respectively, net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and nine months ended September 30, 2010 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2010, GELS represented approximately 39% of the Company’s members’ equity. GELS returned 3.94% and (0.50)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

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

GELS Advisors had broadly adopted conservative positioning in anticipation of an economic slowdown in the second half of 2010 and 2011. As a result GELS Advisors had increased short exposure to economically sensitive sectors such as consumer and technology, focused their long portfolios in high conviction names with stable, visible earnings outlooks, and maintained more conservative balance sheets. Additionally, GELS Advisors maintained liquid portfolios so they could actively manage exposure as new macroeconomic data emerges and market sentiment changes.

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

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2010, GFS represented approximately 24% of the Company’s members’ equity. GFS returned 2.19% and 6.76%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

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

Goldman Sachs Global Fundamental Strategies Asset Trust

As of September 30, 2010, GFS Trust represented approximately 5% of the Company’s members’ equity. GFS Trust returned (0.41)% and (2.27)%, respectively, for GFS Trust interests for the three and nine months ended September 30, 2010.

On March 31, 2009, GFS transferred to GFS Trust its interests in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to GFS Trust are received from the advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of. See ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources”.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2010, GTT represented approximately 29% of the Company’s members’ equity. GTT returned 5.16% and 5.74%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2010.

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

GTT Advisors trading managed futures strategies experienced mixed, but overall positive performance, with a high degree of dispersion across GTT Advisors. Generally, fixed income and currencies were strong contributors while equities and commodities detracted from managed futures GTT Advisors. Trading in interest rates drove positive performance in managed futures GTT Advisors during the first nine months of the year, as long positions benefited from declining interest rates. Currency trading also contributed as managed futures GTT Advisors benefited from the Euro’s move lower and the Australian Dollar’s moves higher. Trading in equities generated mixed results in the first nine months of 2010, as longer-term trend followers struggled but short-term managed futures GTT Advisors saw more success in the asset class. Trading in commodities detracted from returns during the first nine months of the year, especially in the energy complex. Some commodities-focused managed futures GTT Advisors generated strong performance from long positions in the grains complex.

Comparison of Selected Financial Information for the Three and Nine Months ended September 30, 2011 and September 30, 2010

Dividend Income

Dividend income for the three and nine months ended September 30, 2011 was $684 and $6,037, respectively, compared to dividend income for the three and nine months ended September 30, 2010 of $7,398 and $15,669. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and nine months ended September 30, 2011 was $1,808,099 and $5,709,730, respectively, compared to the management fee for the three and nine months ended September 30, 2010 of $1,938,587 and $5,814,568, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended September 30, 2011 compared to the same period in 2010.

Effective November 1, 2010, the Company’s credit facility matured and was not renewed. The Company had no interest expense for the three and nine months ended September 30, 2011. Interest expense for the three and nine months ended September 30, 2010 was $86,122 and $153,105, respectively.

Professional fees for the three and nine months ended September 30, 2011 were $366,246 and $631,271, respectively, compared to professional fees for the three and nine months ended September 30, 2010 of $121,990 and $636,418, respectively. The increase in professional fees for the three months ended September 30, 2011 was primarily due to increased costs related to the additional regulatory filing requirement of adopting Extensible Business Reporting Language (“XBRL”). The professional fees for the nine months ended September 30, 2011 remain relatively unchanged from the nine months ended September 30, 2010 as professional fees had decreased in the first half of 2011 from the prior year.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The administration fee for the three and nine months ended September 30, 2011 was $35,805 and $111,983, respectively.

Miscellaneous expenses for the three and nine months ended September 30, 2011 were $45,773 and $139,281, respectively, compared to miscellaneous expenses for the three and nine months ended September 30, 2010 of $43,331 and $120,198, respectively.

Incentive Allocation

Incentive allocation for the three and nine months ended September 30, 2011 was $0 and $5,323, respectively, compared to incentive allocation for the three and nine months ended September 30, 2010 of $80,979 and $82,592. The change in incentive allocation for the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2011 was due to the fluctuation in net income from operations for the period for certain series of class A shares that were above their high water mark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first three quarters of 2011. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of September 30, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from GFS Trust and GRV.

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

The Company received subscriptions from new and existing investors of $3,875,000 and $22,970,000, respectively during the three and nine months ended September 30, 2011 and of $7,237,258 and $59,298,042, respectively, during the three and nine months ended September 30, 2010.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to decrease overall portfolio exposure.

The Company paid out redemptions in the amount of $22,053,852 and $70,058,148, respectively, during the three and nine months ended September 30, 2011 and $18,974,200 and $57,445,038, respectively, during the three and nine months ended September 30, 2010. The Company had redemptions payable in the amount of $28,190,214 at September 30, 2011 and $18,895,114 at December 31, 2010. The Company funded the redemptions made in 2010 and in January, April and July 2011 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in October 2011 had a material adverse effect on the value of the units or the performance of the Company.

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

As of September 30, 2011, the Company had cash and cash equivalents on hand of 33,241,310. As of December 31, 2010, the Company had cash and cash equivalents on hand of $29,949,410.

Investments as of September 30, 2011 were $537,649,525 as compared to $612,687,074 as of December 31, 2010. The decrease was primarily due to net redemptions made by the Company from the Investment Funds and net realized and unrealized losses on Investments in affiliated Investees during the nine months ended September 30, 2011.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of September 30, 2011 was $1,808,099 as compared to $1,322,217 as of December 31, 2010. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

At September 30, 2011 and December 31, 2010, approximately 99% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At September 30, 2011 and December 31, 2010, investments valued using quoted market prices represented approximately 1% of the fair value of the Company’s pro-rata share of investments in the Investees. GTT was the only Investee that held investments that utilized quoted market prices to determine fair value.

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

The valuation provisions of the Company’s limited liability company agreement and the limited liability company agreements of the Investment Funds provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of September 30, 2011 and as of December 31, 2010, as indicated by the Fair Value/Value at Risk column, and the Net Realized and Unrealized Gain/(Loss) from January 1, 2011 to September 30, 2011 and from January 1, 2010 to December 31, 2010. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2011
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	39.29%		$212,222,540	$(15.4)	(2)
GFS	25.25%		136,347,003	(5.1)	(3)
GFS Trust	3.18%		17,167,960	(0.9)	(4)
GTT	31.47%		169,959,496	2.8	(5)
GRV	0.23%		1,245,229	(0.2)	(6)
HFPO	0.13%		707,297	(0.0)	(7)

Total	99.55	%(8)	$537,649,525	$(18.8)

	Year Ended December 30, 2010
				Net Realized
	% of			and Unrealized
	Members’		Fair Value/Value	Gain/(Loss)
Investee	Equity(1)		at Risk	(In millions)	Liquidity

GELS	39.98%		$248,593,542	$9.1	(2)
GFS	25.30%		157,347,212	12.8	(3)
GFS Trust	3.73%		23,188,415	0.1	(4)
GTT	29.14%		181,173,125	15.9	(5)
GRV	0.27%		1,649,094	0.1	(6)
HFPO	0.12%		735,686	(0.1)	(7)

Total	98.54	%(8)	$612,687,074	$37.9

(1)	Members’ equity, used in the calculation of the investments as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(4)	GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for GFS Trust, distributions will be made to holders of interests in GFS Trust as GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(6)	GRV ceased its trading activities effective on July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to six years.

(7)	HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately two to five years.

(8)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2011, the Managing Member had full position level transparency for approximately 51% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 39% GELS, 25% GFS and 31% GTT as of September 30, 2011 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 25% GFS and 29% GTT as of December 31, 2010 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation from any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. In carrying out any reallocation of Company assets, the Managing Member will have the sole discretion to determine the manner of such reallocation, including from which Investment Funds or Advisors to withdraw assets and to which Investment Funds or Advisors to allocate assets. Any reallocation of Company assets, for purposes of diversification, attempts to meet target allocations or otherwise, may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds and the Advisors and for other reasons. There can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Investment Funds and Advisors. Investment Funds and Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Investment Fund or an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. While the Managing Member currently expects to allocate assets to all the Investment Sectors (other than relative value) through allocations to the Investment Funds, the Managing Member has no constraints with respect to the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or with respect to the number of Investment Funds and Advisors to which, directly or indirectly, assets of the Company are allocated at any time. The percentage of the Company’s assets to be allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member in its sole discretion, based on factors deemed relevant by the Managing Member at the time of such allocation, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the availability of attractive opportunities, and other portfolio construction and portfolio management considerations.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011 to September 30, 2011, aggregate subscriptions totaled $22,970,000. Details of the sale of the series of units are as follows:

	Class and			Total
	Series of	Number of	Number of	Subscription
Date of Sale	Units	Units Sold	Investors	Amount

January 1, 2011	Class A Series 91	39,500.00	8	$3,950,000
February 1, 2011	Class A Series 92	26,500.00	8	2,650,000
March 1, 2011	Class A Series 93	18,250.00	5	1,825,000
April 1, 2011	Class A Series 94	39,200.00	7	3,920,000
May 1, 2011	Class A Series 95	46,500.00	10	4,650,000
June 1, 2011	Class A Series 96	21,000.00	5	2,100,000
July 1, 2011	Class A Series 97	17,000.00	3	1,700,000
August 1, 2011	Class A Series 98	11,250.00	4	1,125,000
September 1, 2011	Class A Series 99	10,500.00	4	1,050,000

Total		229,700.00	54	$22,970,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $22,053,852 during the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

On November 8, 2011, Jennifer Barbetta notified the Company that, effective November 15, 2011 she will no longer serve as Chief Financial Officer of the Managing Member. Ms. Barbetta will remain a Managing Director of the Managing Member and will continue to support the Managing Member in a variety of capacities. On November 8, 2011, Helen Crowley was appointed Chief Financial Officer of the Managing Member by the board of directors of the Managing Member, effective November 15, 2011.

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

Date: November 14, 2011

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002