Form 10-K
period 2011-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2012-03-28
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50723

Goldman Sachs Hedge Fund Partners, LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street New York, New York (Address of Principal Executive Offices)	10282 (Zip Code)

(212) 902-1000

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2011 held by non-affiliates was $574,539,589. The Registrant had 4,374,178 Units of Limited Liability Company Interests outstanding as of March 28, 2012.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a Delaware limited liability company that is a wholly-owned subsidiary of the Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). As of December 31, 2011, the Company had net assets of $522.3 million.

From its inception, the Company has grown through subscriptions of new investors. During certain historic periods, the Company only took investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2011. For the period from December 31, 2010 through December 31, 2011, the Company had 52 new investors and approximately $28.2 million of aggregate subscriptions from existing and new investors. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. From January 1, 2011 to December 31, 2011, aggregate redemptions totaled $104.3 million. In January and February 2012, the Company satisfied redemption requests in the amount of approximately $24.9 million.

INVESTMENT PROGRAM

Investment Objective and Strategy

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve its objective, the Company allocates all or substantially all of its assets among Investment Funds (as defined below) managed by the Managing Member. Each of the Investment Funds (directly or indirectly) allocates its assets to, or invests in entities managed by, a portfolio of independent investment managers (collectively, the “Advisors”) that employ a broad range of alternative investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the equity long/short sector, the relative value sector, the event driven sector and the tactical trading sector. A general description of each of the Investment Sectors is set forth under “—PERFORMANCE OF THE COMPANY—Description of the Investment Sectors, the Investment Funds and the Performance of the Investment Funds” below. Currently, substantially all of the Company’s assets are invested in three investment funds managed by the Managing Member (such funds and any successor funds thereto, collectively, the “Investment Funds”).

The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which primarily employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which primarily employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which primarily employs investment strategies within the event driven sector. The Company also holds a nominal investment in Goldman Sachs Global Fundamental Strategies Asset Trust (the “GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS and is in the process of liquidation; Goldman Sachs Global Relative Value, LLC (“GRV”) which is in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with the GFS Trust, GRV and the Investment Funds, the “Investees”).

Each Investment Fund may allocate its assets to an Advisor, directly or indirectly, by, among other means, (i) investing in an investment fund managed by the Advisor (each, an “Advisor Fund,” and collectively, “Advisor Funds”), or (ii) allocating assets to the Advisor pursuant to an investment management agreement in respect of a discretionary managed account (each, a “Managed Account,” and collectively, the “Managed Accounts”). Each Investment Fund may also allocate assets to Advisors in various other ways as determined by the managing member of each Investment Fund in its sole discretion. See “PERFORMANCE OF THE COMPANY—Additional Methods for Allocating Assets to Advisors” below.

The Company may also allocate assets to an Advisor (other than through an investment in an Investment Fund) by investing in an Advisor Fund or establishing a Managing Account (each, as defined below). See “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors” below.

The Company and each of the Investment Funds are Delaware limited liability companies for which HFS serves as the managing member. As used in this Annual Report, the terms “Managing Member” and “managing member” refer to any entity operating in such capacity with respect to the Company or any of the Investment Funds, respectively, whether HFS or any successor thereto or affiliate thereof. A brief description of the investment objective and approach of each of the current Investment Funds is set forth under “PERFORMANCE OF THE COMPANY—Description of the Investment Sectors, the Investment Funds and the Performance of the Investment Funds” below.

Goldman Sachs has also established Goldman Sachs Hedge Fund Portfolio plc, a public limited company organized under the laws of Ireland (the “Offshore Fund”), primarily for the benefit of non-U.S. investors and certain tax-exempt U.S. investors. The Offshore Fund has an investment objective similar to that of the Company. The Offshore Fund will allocate its assets to non-U.S. investment funds that have similar investment objectives to the Investment Funds (the “Offshore Investment Funds”), generally (except as described below) in similar proportions to the Company’s allocation of its assets to the Investment Funds. Each of the Offshore Investment Funds generally expects to invest on a side-by-side basis with the corresponding Investment Fund in each investment in proportion to each such entity’s capital, although the structure of certain investment transactions, Advisors’ capacity to accept new investments, legal requirements, available cash and tax or other considerations may result in an Investment Fund or a corresponding Offshore Investment Fund, and indirectly the Company or the Offshore Fund, not participating in an investment made by the other or participating in different proportions. See “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors” below.

The Managing Member may, from time to time in its sole discretion, without prior notice to the Members and without limitation, introduce new instruments into the portfolio of investment strategies, utilize additional investment strategies and/or remove, substitute or modify any investment strategy it is then utilizing. Any such decision will be made by the Managing Member, in its sole discretion, based on one or more factors it may deem relevant from time to time, which among others may include liquidity constraints and the availability of opportunities that it deems attractive. Any such decision may result in the utilization of additional investment strategies, the removal or substitution of any investment strategy, or all of the Company’s assets being allocated to a single investment strategy. There can be no assurance that the Managing Member’s decisions in this regard will be successful or will not otherwise have an adverse effect on the Company. See “Item 1A. RISK FACTORS—General Risks—Changes to the Investment Strategies by the Managing Member May not be Successful and May Have an Adverse Effect on the Company.”

There can be no assurance that the Company will achieve its investment objective or that the portfolio design, risk monitoring and hedging strategies of the Company will be successful. The Company’s investment practices, by their nature, involve a substantial degree of risk. See “Item 1A. RISK FACTORS.” Furthermore, The Goldman Sachs Group, Inc., together with Goldman, Sachs & Co., HFS and their other subsidiaries and affiliates (collectively, “Goldman Sachs”) and the Advisors’ other businesses and interests may give rise to potential conflicts of interest that could disadvantage the Company and its Members. See “POTENTIAL CONFLICTS OF INTEREST.”

Allocation Among the Investment Sectors

The Managing Member establishes allocations among the Investment Sectors in a manner consistent with the Company’s investment objective. The Managing Member has no constraints on the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or the number of Investment Sectors, Investment Funds and Advisors allocated, directly or indirectly, assets of the Company at any time. The percentage of the Company’s assets allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Sectors, Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member, in its sole discretion, based on factors deemed relevant by the Managing Member, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the liquidity needs of the Company and the liquidity terms offered by the Investment Funds, the availability of attractive opportunities, and other portfolio construction considerations. The Managing Member expects to allocate the Company’s assets to approximately 90 Advisors, although the actual number of Advisors may vary and may change materially over time as determined by the Managing Member in its sole discretion. Greater concentration with any single Advisor, Investment Fund or Investment Sector may entail additional risks. For example, if an Investment Fund allocates a significant percentage of its assets to a single Advisor Fund, the Investment Fund and the Company could be materially adversely affected if such Advisor Fund suspends, postpones or otherwise limits redemptions or the determination or reporting of its net asset value (“NAV”). In addition, the Advisors’ investments may be concentrated, which could adversely affect the Company. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and There Can be no Assurance That the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals.”

The Managing Member may, from time to time, vary or change materially the actual allocation of assets made by the Company, as it deems appropriate in its sole discretion, including without limitation by way of allocation of Company assets to any new Investment Fund or Advisor, complete or partial withdrawal of an allocation to any existing Investment Fund or Advisor, a reallocation of assets among existing Investment Funds or Advisors, or any combination of the foregoing. Any reallocation of Company assets may take a significant period of time to implement due to the liquidity provisions and restrictions of the Investment Funds or Advisors and for other reasons. See “Item 1A. RISK FACTORS—General Risks—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective.”

As of the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively, the members’ equity of the Company was substantially allocated among the Investees approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures below represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investees. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2011, 2010, 2009, 2008 and 2007 also provide the approximate allocations among the Investees as a percentage of members’ equity. Members’ equity is reduced by member redemptions of $24,922,213 at December 31, 2011, $18,895,114 at December 31, 2010, $22,410,715 at December 31, 2009, $28,982,893 at December 31, 2008 and $22,708,145 at December 31, 2007, which is reflected in Redemptions payable on the Balance Sheet of the financial statements as a liability under U.S. GAAP. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing information supplied by each individual Investee net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2011

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$210,487,878	40.30%
GFS	127,322,190	24.38
GFS Trust	13,856,921	2.65
GRV	1,125,167	0.22
GTT	164,808,737	31.56
HFPO	691,659	0.13

Total	$518,292,552	99.24	%(2)

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

December 31, 2010

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$248,593,542	39.98%
GFS	157,347,212	25.30
GFS Trust	23,188,415	3.73
GRV	1,649,094	0.27
GTT	181,173,125	29.14
HFPO	735,686	0.12

Total	$612,687,074	98.54	%(2)

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

December 31, 2009

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$235,518,832	39.40%
GFS	132,477,127	22.17
GFS Trust	37,532,758	6.28
GRV	4,887,674	0.82
GTT	155,217,816	25.97
HFPO	20,801,289	3.48

Total	$586,435,496	98.12	%(2)

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

December 31, 2008

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$182,311,620	29.89%
GFS	212,189,214	34.79
GRV	59,060,101	9.68
GTT	119,121,670	19.53
HFPO	42,106,058	6.91

Total	$614,788,663	100.80	%(2)

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

December 31, 2007

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$225,759,808	33.16%
GFS	257,594,595	37.84
GRV	84,319,166	12.38
GTT	97,949,282	14.39
HFPO	36,813,437	5.41

Total	$702,436,288	103.18	%(2)

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

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2011, 2010, 2009, 2008, and 2007, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES, EXPENSES AND ALLOCATIONS”.

January 1, 2011 — December 31, 2011

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	(3.94)%
Class A Series 45	January 2008	(3.94)%
Class A Series 46	February 2008	(3.94)%
Class A Series 47	March 2008	(3.94)%
Class A Series 49	May 2008	(3.94)%
Class A Series 50	June 2008	(3.94)%
Class A Series 51	July 2008	(3.94)%
Class A Series 52	August 2008	(3.94)%
Class A Series 66	September 2009	(3.94)%
Class A Series 68	September 2009	(3.94)%
Class A Series 69	September 2009	(3.94)%
Class A Series 70	September 2009	(3.94)%
Class A Series 72	September 2009	(3.94)%
Class A Series 73	September 2009	(3.94)%
Class A Series 82	April 2010	(3.94)%
Class A Series 83	April 2010	(3.94)%
Class A Series 91	January 2011	(3.94)%
Class A Series 92	February 2011	(4.11)%
Class A Series 93	March 2011	(5.08)%
Class A Series 94	April 2011	(4.89)%
Class A Series 95	May 2011	(5.93)%
Class A Series 96	June 2011	(4.86)%
Class A Series 97	July 2011	(3.44)%
Class A Series 98	August 2011	(3.36)%
Class A Series 99	September 2011	(1.50)%
Class A Series 100	October 2011	0.33%
Class A Series 101	November 2011	(0.80)%
Class A Series 102	December 2011	(0.42)%

(1)

As of December 31, 2011, the Company had 28 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base.

(2)	The net return is shown for the period during which the units were outstanding in 2011.

January 1, 2010 — December 31, 2010

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	4.82%
Class A Series 45	January 2008	4.82%
Class A Series 46	February 2008	4.80%
Class A Series 47	March 2008	4.82%
Class A Series 48	April 2008	4.81%
Class A Series 49	May 2008	4.82%
Class A Series 50	June 2008	4.82%
Class A Series 51	July 2008	4.82%
Class A Series 52	August 2008	4.82%
Class A Series 53	September 2008	4.75%
Class A Series 54	October 2008	4.58%
Class A Series 66	September 2009	4.82%
Class A Series 67	September 2009	4.82%
Class A Series 68	September 2009	4.82%
Class A Series 69	September 2009	4.82%
Class A Series 70	September 2009	4.82%
Class A Series 71	September 2009	4.82%
Class A Series 72	September 2009	4.82%
Class A Series 73	September 2009	4.82%
Class A Series 77	January 2010	4.58%
Class A Series 78	February 2010	4.73%
Class A Series 79	March 2010	4.50%
Class A Series 80	April 2010	3.32%
Class A Series 81	May 2010	2.82%
Class A Series 82	April 2010	3.56%
Class A Series 83	April 2010	3.56%
Class A Series 84	June 2010	4.90%
Class A Series 85	July 2010	6.01%
Class A Series 86	August 2010	5.34%
Class A Series 87	September 2010	4.85%
Class A Series 88	October 2010	3.01%
Class A Series 89	November 2010	1.62%
Class A Series 90	December 2010	1.84%

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

(2)	The net return is shown for the period during which the units were outstanding in 2010.

January 1, 2009 — December 31, 2009

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	9.07%
Class A Series 45	January 2008	9.07%
Class A Series 46	February 2008	9.07%
Class A Series 47	March 2008	9.07%
Class A Series 48	April 2008	9.07%
Class A Series 49	May 2008	9.07%
Class A Series 50	June 2008	9.07%
Class A Series 51	July 2008	9.07%
Class A Series 52	August 2008	9.07%
Class A Series 53	September 2008	9.07%
Class A Series 54	October 2008	8.96%
Class A Series 55	November 2008	8.76%
Class A Series 56	December 2008	8.66%
Class A Series 57	January 2009	8.61%
Class A Series 58	February 2009	7.74%
Class A Series 59	March 2009	7.91%
Class A Series 60	April 2009	7.94%
Class A Series 61	May 2009	7.18%
Class A Series 62	June 2009	5.15%
Class A Series 63	July 2009	5.08%
Class A Series 64	August 2009	3.95%
Class A Series 65	September 2009	2.68%
Class A Series 66	September 2009	2.82%
Class A Series 67	September 2009	2.82%
Class A Series 68	September 2009	2.82%
Class A Series 69	September 2009	2.82%
Class A Series 70	September 2009	2.82%
Class A Series 71	September 2009	2.82%
Class A Series 72	September 2009	2.82%
Class A Series 73	September 2009	2.82%
Class A Series 74	October 2009	1.22%
Class A Series 75	November 2009	1.39%
Class A Series 76	December 2009	0.16%

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

(2)	The net return is shown for the period during which the units were outstanding in 2009.

January 1, 2008 — December 31, 2008

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	(13.71)%
Class A Series 45	January 2008	(13.71)%
Class A Series 46	February 2008	(12.20)%
Class A Series 47	March 2008	(14.00)%
Class A Series 48	April 2008	(12.45)%
Class A Series 49	May 2008	(13.27)%
Class A Series 50	June 2008	(14.85)%
Class A Series 51	July 2008	(14.90)%
Class A Series 52	August 2008	(12.59)%
Class A Series 53	September 2008	(11.44)%
Class A Series 54	October 2008	(6.48)%
Class A Series 55	November 2008	(2.77)%
Class A Series 56	December 2008	(0.97)%

(1)

As of December 31, 2008, the Company had 13 series of Class A Units outstanding. The Class A Series Units are identical in every regard except with respect to its individualized incentive allocation base. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the month of issuance through December 31, 2008.

January 1, 2007 — December 31, 2007

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	11.51%
Class A Series 33	January 2007	11.51%
Class A Series 34	February 2007	9.77%
Class A Series 35	March 2007	8.90%
Class A Series 36	April 2007	7.95%
Class A Series 37	May 2007	6.21%
Class A Series 38	June 2007	3.95%
Class A Series 39	July 2007	3.43%
Class A Series 40	August 2007	3.54%
Class A Series 41	September 2007	5.58%
Class A Series 42	October 2007	3.87%
Class A Series 43	November 2007	0.36%
Class A Series 44	December 2007	0.73%

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

The Company only has one class of units at present, Class A units (the “Class A Units” and each series of Class A Units, the “Class A Series Units”). The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds each offer and GRV offered separate classes of units. Among the classes of units offered by GTT, GELS, GRV and GFS, each has offered Class C units (the “Class C Units” and each series of Class C Units, the “Class C Series Units”), while HFPO has offered Class A Units, all of which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The GFS Trust has issued interests, which are not subject to management fees and incentive allocations. The Company only owns Class C Series Units of GTT, GELS, GRV and GFS, Class A Series Units of HFPO and interests in the GFS Trust. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not—in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors)—also subject to management fees and incentive allocations paid by each of the Investees. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investees. Through its investment in the Investees, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investees, including the administration fee for SEI Global Services, Inc.’s (“SEI”) services as administrator of each Investee, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES, EXPENSES AND ALLOCATIONS”.

The table below compares the historical cumulative total net return of the Company’s Class A Series 1 units for the investment periods indicated in the table with the 3 Month London Interbank Offered Rate (“LIBOR”), the Barclays Aggregate Bond Index (formerly Lehman Brothers Aggregate Index), the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Barclays Aggregate Bond Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an “index” or, collectively, as “indices”) are provided for informational purposes only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

Investment Period	Company(1)	3 Month LIBOR	Barclays Aggregate Bond Index	MSCI World Index	S&P 500 Index

1/1/2011—12/31/2011	(3.94)%	0.31%	7.86%	(5.54)%	2.11%
1/1/2010—12/31/2010	4.82%	0.34%	6.56%	11.76%	15.06%
1/1/2009—12/31/2009	9.07%	0.87%	5.93%	29.99%	26.46%
1/1/2008—12/31/2008	(13.71)%	3.56%	5.24%	(40.71)%	(37.00)%
1/1/2007—12/31/2007	11.51%	5.32%	6.96%	9.04%	5.49%

(1)

Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45 through 47, 49 through 52, 66 through 73, 82, 83, 91 through 102 for 2011, Class A Series 45 through 54, 66 through 73, 77 through 90 for 2010, Class A Series 45 through 76 for 2009, Class A Series 45 through 56 for 2008, and Class A Series 33 through 44 for 2007.

Description of the Investment Sectors, the Investment Funds and the Performance of the Investment Funds

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

The number of Advisors to which an Investment Fund allocates assets and the percentage of an Investment Fund’s assets allocated to any single Advisor, group of Advisors or investment strategy from time to time will generally be determined by the managing member of the Investment Fund in its sole discretion, subject to certain restrictions described below, based on factors deemed relevant by the managing member of the Investment Fund, which may include the amount of the Investment Fund’s assets under management, constraints on the capital capacity of Advisors, the liquidity needs of the Investment Fund and the liquidity terms offered by the Advisors, the availability of attractive opportunities, and other portfolio construction considerations.

The annual net returns shown for each Investment Fund in the tables below have been computed based on the performance of the respective Investment Fund net of all expenses allocated by each Investment Fund to the Company for periods shown following the commencement of the Company. Past performance of the Investment Funds is not indicative of future results which may vary significantly. The Investment Funds’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreements. The Investment Funds’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investment Funds for purposes of determining amounts payable on redemptions and reported performance of the Investment Funds. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investment Funds’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investment Funds’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Equity Long/Short Sector

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

GELS is the current Investment Fund for investing in the equity long/short sector. GELS’ investment objective is to target attractive risk-adjusted returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. The managing member of GELS generally will not allocate more than 25% of GELS’ total assets to any single Advisor at the time of allocation.

As of December 31, 2011, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 28 Advisor Funds, although this number may change materially over time as determined by GELS’ managing member.

Individuals and entities affiliated with the GS Group (as defined below), including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 92% of GELS as of December 31, 2011.

For the past five years from January 1, 2007 to December 31, 2011, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2011 — 12/31/2011	(3.72)%
1/1/2010 — 12/31/2010	3.90%
1/1/2009 — 12/31/2009	13.37%
1/1/2008 — 12/31/2008	(16.75)%
1/1/2007 — 12/31/2007	11.70%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GELS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by GELS to SEI. No administration fee was paid to HFS by GELS in the investment period.

Event-Driven Sector

Event-driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk. Strategies that may be utilized in the event-driven sector include, among others, merger arbitrage, high yield/distressed securities, and special situations.

GFS is the current Investment Fund for investing in the event driven sector. GFS’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector.

As of December 31, 2011, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 20 Advisor Funds, although this number may change materially over time as determined by GFS’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 81% of GFS as of December 31, 2011.

For the past five years from January 1, 2007 until December 31, 2011, GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2011 — 12/31/2011	(3.70)%
1/1/2010 — 12/31/2010	9.60%
1/1/2009 — 12/31/2009	19.10%
1/1/2008 — 12/31/2008	(19.18)%
1/1/2007 — 12/31/2007	20.22%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GFS (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of GFS and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by GFS to SEI. No administration fee was paid to HFS by GFS in the investment period.

Tactical Trading Sector

Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: global macro strategies and managed futures strategies. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies, and other instruments. Generally, the Advisors invest assets in diversified portfolios typically composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities and other derivative contracts on foreign currencies, financial instruments, stock indices, and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs. The Advisors may also engage in speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. The Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. The Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. The Advisors often use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets.

GTT is the current Investment Fund for investing in the tactical trading sector. GTT’s investment objective is to target attractive long-term risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. The managing member of GTT generally will not allocate more than 25% of GTT’s total assets to any single Advisor at the time of allocation.

As of December 31, 2011, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 24 Advisor Funds, although this number may change materially over time as determined by GTT’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 52% of GTT as of December 31, 2011.

For the past five years from January 1, 2007 to December 31, 2011, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2011 — 12/31/2011	0.63%
1/1/2010 — 12/31/2010	9.65%
1/1/2009 — 12/31/2009	6.35%
1/1/2008 — 12/31/2008	3.27%
1/1/2007 — 12/31/2007	15.72%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GTT (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of GTT and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by GTT to SEI. No administration fee was paid to HFS by GTT in the investment period.

Relative Value Sector

Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include, among others, credit relative value, convertible arbitrage, equity market neutral, fixed income relative value and volatility trading.

The Company previously allocated a portion of its assets to GRV, which in turn allocated assets to Advisors that employed investment strategies primarily within the relative value sector. GRV ceased trading activities and began liquidating its portfolio in 2009. As a result, GRV has suspended redemptions pending the completion of the liquidation proceedings. The Company has received, and will continue to receive, proceeds from the liquidation of GRV over time as GRV receives redemption proceeds from Advisors. Such proceeds will be reinvested by the Company, as determined by the Managing Member in its sole discretion, according to the investment guidelines described herein. GRV will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed to investors, including the Company, through payment of a liquidating distribution.

Overview of the Investment Process of the Investment Funds

In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process that includes Advisor selection, portfolio design and ongoing risk analysis and monitoring. The Managing Member (together with predecessor entities) has over 30 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented or “skill-based” Advisors. The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.

Each Investment Fund’s managing member seeks to identify Advisors to which it may allocate such Investment Fund’s assets through Advisor Funds and Managed Accounts. The Advisor selection process includes a review by the Investment Fund’s managing member’s team of professionals, which may include representatives of its portfolio management, Advisor selection, risk and quantitative analysis, compliance, tax, legal, finance and operations areas. In connection with the initial and ongoing review of Advisors by each Investment Fund’s managing member, the Investment Fund’s managing member may identify certain issues or concerns (or potential issues or concerns) with an Advisor (including potentially significant issues or concerns) that the Investment Fund’s managing member may seek to have the Advisor address, including issues related to operations, risk management, performance, personnel and investments. The Investment Fund’s managing member may determine to work with such Advisor to address such issues or concerns (or potential issues or concerns), and may make comments to or requests for changes or improvements of the Advisor, rather than electing not to invest with such Advisor or immediately seeking to reallocate the Investment Fund’s assets invested with such Advisor. Any such discussions and actions may occur over extended periods and the Investment Fund’s managing member may decide to invest with a particular Advisor or not to seek to terminate such Advisor (or otherwise seek to fully redeem from an Advisor Fund) despite having outstanding comments, requests or concerns, even if such comments, requests or concerns are material. See “Item 1A. RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful.”

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

The identity and number of the Advisors of an Investment Fund may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without notice to or the consent of the Company or the Members or the members of the Investment Fund.

References in this Annual Report to Advisors include Advisor Funds and any other investment vehicles in which the Investment Funds or the Company invests the assets of which are managed by Advisors.

Certain Considerations Relating to Limited Capacity of Potential Advisors

The Managing Member is also the manager of certain other investment funds and may be the manager of certain other investment funds established in the future that allocate assets directly or indirectly to Advisors that employ strategies similar to those of the Advisors with which the Company and the Investment Funds may invest. In addition, Goldman Sachs (collectively referred to herein, together with its affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”) or accounts or other investment funds sponsored, managed or advised by Goldman Sachs may seek to invest in funds managed by, or enter into managed account agreements with, Advisors to which it would be appropriate for the Company or the Investment Funds to allocate assets. For example, HFS is currently the managing member of two other Delaware limited liability companies (the “HFP U.S. Funds”), and the investment manager of one Irish public limited company (the “HFP Ireland Fund”). In addition, HFS is the investment manager of Goldman Sachs Hedge Fund Partners Institutional, Ltd., a Cayman Islands exempted limited company (“HFP Institutional,” and together with the HFP U.S. Funds and the HFP Ireland Fund, the “HFP Funds”). The HFP Funds generally have investment objectives and strategies similar to those of the Company and the corresponding offshore funds, except that HFP Institutional is currently intended for investment by benefit plans and other similar investors.

Advisors may limit the amount of assets or the number of accounts that they will manage and certain Advisors may be closed to new investment. Therefore, the Company and the Investment Funds may not have access to such Advisors. In determining how to allocate investment opportunities among the Company, the Investment Funds, the other funds in which the HFP Funds invest and any other investment funds or accounts sponsored, managed or advised by Goldman Sachs, Goldman Sachs and/or HFS, as applicable, will take into account the investment objectives of each such entity or account and such other considerations as they deem relevant in their sole discretion. Such allocations may present certain conflicts. See “—POTENTIAL CONFLICTS OF INTEREST—Investment Decisions in Respect of Advisors, the Sale of Units and the Allocation of Investment Opportunities”.

In addition, the Company and the Investment Funds may be restricted from investing with certain Advisors due to guidelines established by the Managing Member that limit the amount that investment funds managed by it (including the Company and the Investment Funds) may invest with a particular Advisor, including as a percentage of an Advisor’s assets. As a result, the Company and the Investment Funds may be unable, or may be limited in their ability, to make investments with certain Advisors. See “Item 1A. RISK FACTORS—General Risks—Advisors’ Activities May be Limited Due to Investment by the Company; Advisors May Limit Investment by the Company” and “—Special Risks of the Fund of Funds Structure—Dilution, Concentration and Allocation Related to Limited Capacity of Advisors.”

Cash Management

The Company may, in the Managing Member’s sole discretion, hold cash, cash equivalents and other short term securities or investments, including without limitation money market funds and repurchase agreements with banks and broker dealers, pending investment in accordance with the Company’s investment program, in order to fund anticipated redemptions, expenses of the Company or other operational needs, or otherwise in the sole discretion of the Managing Member. Such balances may also be invested in money market funds sponsored, managed, or advised by Goldman Sachs, and the Company will not be reimbursed for any fees accruing to

Goldman Sachs in respect of any such investment. During the time that the Company’s assets are not invested with Investment Funds or Advisors, that portion of the Company’s assets will not be used to pursue the Company’s investment objective. The Management Fee (as defined below) will be charged on all assets in the Company, including any cash or cash equivalents. The Investment Funds are also permitted to hold cash or invest their cash balances in the same manner as the Company.

Direct Allocations to Advisors

The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company’s assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Portfolio Funds, Managed Accounts and Alternative Investments). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described above under “—Overview of the Investment Process of the Investment Funds” with respect to the Investment Funds.

The Managing Member will assign each direct allocation to an Advisor to a particular Investment Sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company’s assets among the Investment Sectors. See “—Allocation Among the Investment Sectors” above. Such direct allocations will be valued using the same policy that the Investment Funds apply to valuations of their assets.

If the Company allocates assets to Advisors through Advisor Funds, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds, including without limitation the management and incentive fees of the applicable Advisors. Further, if the Company allocates assets to Advisors through Alternative Investments or other investment vehicles or instruments, the Company will bear its proportionate share of the fees and expenses associated with such investments, including without limitation, expenses similar to those described in the preceding sentence. See “FEES, EXPENSES AND ALLOCATIONS.” In some cases, these fees and expenses will be an additional layer of fees and expenses that the Company would not otherwise bear had the Company invested directly in an Advisor Fund. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Members Are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments.”

Should the Managing Member invest the Company’s assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. See “Item 1A. RISK FACTORS” and “POTENTIAL CONFLICTS OF INTEREST” below. In addition, any references in this Annual Report to strategies or techniques utilized by Investment Funds, or by Advisors on behalf of the Investment Funds, may also be utilized by the Company, or by the Advisors on behalf of the Company.

Additional Methods for Allocating Assets to Advisors

The Investment Funds will typically allocate assets to an Advisor by purchasing an interest in an Advisor Fund managed by the Advisor. The Investment Funds may, however, allocate assets to Advisors by various other means. For example, the managing member of the Investment Funds may access an Advisor by allocating assets to (i) an investment fund formed by the Investment Fund’s managing member (or an affiliate thereof) principally for clients of the Investment Fund’s managing member, the assets of which are managed by an Advisor pursuant to a discretionary investment management agreement, (ii) an investment fund formed by an Advisor principally for clients of the Investment Fund’s managing member, (iii) a feeder fund formed principally for clients of the Investment Fund’s managing member that invests substantially all of its assets in a single Advisor Fund, (iv) a fund of funds managed by the Investment Fund’s managing member that is focused on a specific sector or strategy, or (v) Advisors through one or more managed account platforms. The Investment Funds may also invest in an Advisor Fund indirectly by purchasing or entering into a derivative instrument (such as a structured note, swap or similar contract). Such investments are collectively referred to herein as “Alternative Investments.” See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Risks Associated With Certain Methods for Allocating Assets to Advisors” for a discussion of certain risks associated with such investments.

Unless the context dictates otherwise, references in this Annual Report to Advisor Funds and Advisors should be construed as also referring to interests in Alternative Investments or any other investment vehicles or instruments through which the Company and the Investment Funds allocate assets to Advisors.

The Investment Funds will not be charged any additional fees payable to the Managing Member in connection with the methods for allocating assets to Advisors described above. However, there may be costs associated with such investments that may not be present with respect to investments in other Advisor Funds. See “FEES, EXPENSES AND ALLOCATIONS—Additional Fees and Expenses,” and “SERVICE PROVIDERS—Administrator.”

Hedging, Leverage and Other Strategies

Hedging

From time to time, in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company’s portfolio may be exposed. See “Item 1A. RISK FACTORS—Investment Related Risks—Hedging Transactions.”

Leverage

The Company, GTT and GELS generally do not utilize leverage as part of their investment programs. GFS can utilize long-term leverage in its investment program, including, without limitation, to pursue investment opportunities that its managing member determines, in its sole discretion, are attractive during periods in which the capital of GFS is otherwise deployed. The amount of leverage utilized by GFS will be determined by its managing member from time to time based on factors deemed relevant by its managing member in its sole discretion, although such amount will not exceed 25% of the NAV of GFS at the time of any borrowing. Subject to applicable law, the Company and each Investment Fund may, but is not required to, borrow (including through direct borrowings, borrowings through derivative instruments, or otherwise) from Goldman Sachs or other parties, when deemed appropriate by its managing member, in its sole discretion, including without limitation in anticipation of subscriptions, to make investments, to make distributions in respect of redemptions of units, to meet operational needs, to pay expenses or for other purposes. Subject to applicable law, the Company and each Investment Fund may pledge or charge (as the case may be) its assets in order to secure any such borrowings. There are certain additional risks associated with the use of leverage by the Company and the Investment Fund. See “Item 1A. RISK FACTORS—Investment Related Risks—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject.”

Advisors may utilize varying degrees of leverage in their investment programs. Leverage utilized by the Advisors in their investment programs may take the form of trading on margin, use of derivative instruments that are inherently leveraged and other forms of direct and indirect borrowings. Subject to applicable law, Advisors may, but are not required to, borrow from Goldman Sachs. Advisors generally will determine the amount of leverage they utilize, provided that limitations on the amount of leverage may be imposed on Advisors by their governing documents or investment management agreements, as applicable. The managing member of the Investment Funds, on behalf of each Investment Fund, may seek to adjust the degree of leverage with which the Investment Fund invests by taking the Advisors’ anticipated leverage use into account when allocating and reallocating the Investment Fund’s assets among the Advisors. However, the managing member of an Investment Fund generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally would not exercise such right if available.

The use of leverage by the Advisors entails certain additional risks and can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. See “Item 1A. RISK FACTORS—Investment Related Risks—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject.”

Temporary and Defensive Strategies

The Company and the Investment Fund may, from time to time, take temporary or defensive positions in cash, cash equivalents, other short-term securities or money market funds to attempt to minimize volatility caused by adverse market, economic, or other conditions. Any such temporary or defensive positions could prevent the Company from achieving its investment objective.

Co-Investment and Other Investment Opportunities

Goldman Sachs (including, without limitation, the Managing Member) may receive notice of, or offers to participate in, investment opportunities from Advisors, their affiliates or other third parties. Such investment opportunities may be offered to Goldman Sachs as a result of Goldman Sachs’ relationships with the Advisors or for other reasons, including that the Company, the Investment Funds and/or other funds or accounts managed by Goldman Sachs have made investments with such Advisors. In addition, the Company and the Investment Funds may receive notice of, or offers to participate in, such investment opportunities for various reasons. In certain very limited circumstances, through a pre-emptive or other contractual right, the Company or an Investment Fund may have a legal entitlement to participate in such investment opportunities, which may or may not be realized or exercised. Otherwise, the Company and the Investment Funds will have no entitlement to participate directly or indirectly in such investment opportunities. Furthermore, regardless of whether or not a pre-emptive or other legal right exists, the Managing Member or the Investment Fund’s managing member, as applicable, may determine, in its sole discretion, that such investment opportunities may not be appropriate for the Company or the Investment Fund. This may be particularly true in cases of direct investments in securities or other assets that either are not managed by the Advisor or are not part of a broader portfolio of securities or other assets.

In any event, the Managing Member or the managing member of the Investment Fund, in its sole discretion, will determine whether the Company or the Investment Fund will participate in any such investment opportunities and investors should not expect that the Company or the Investment Fund will participate in any such investment opportunities. Any such opportunity may be undertaken by other Accounts (as defined in “POTENTIAL CONFLICTS OF INTEREST”), including without limitation, investment vehicles formed, sponsored, managed or advised by Goldman Sachs to invest in such opportunities, by Goldman Sachs for its own account or by investment vehicles organized to facilitate investment by current or former directors, partners, trustees, managers, members, officers, consultants, employees, and their families and related entities, including employee benefit plans in which they participate.

Potential Types of Investments

The Advisors may invest in securities, assets and instruments of any type, long or short, including, without limitation, global equity, fixed income, credit, currency and commodity instruments. Equity and equity-related instruments may include, among other securities and other instruments, common stock, preferred stock, equity index futures and forwards, convertible debt instruments, convertible preferred stock, warrants and stock purchase rights, swaps and structured notes. Fixed income and credit instruments may include, among other securities and other instruments, interest rate futures contracts and swaps, options on futures, indices, loan participations, trade claims, and government and corporate debt instruments (both rated and unrated). Currency instruments may include, among other securities and other instruments, currencies and speculative positions on currencies, spot transactions, currency forwards, cross currency swaps, options and futures on currencies and other derivative instruments. Commodities instruments may include, among other securities and other instruments, spot transactions in commodities, commodities futures and swaps and options on futures, forwards, swaps and other derivative interests in commodities. In addition, Advisors may invest, directly or indirectly, in private securities and assets of all types, including without limitation traditional private equity securities; real estate-related securities, including interests in real estate investment trusts; real estate assets and other hard assets, partnerships, joint ventures, limited liability companies and similar enterprises, IPOs, private investment in public equity transactions and private funds or other private pooled vehicles. The Advisors’ investments may be made across a wide range of industries and sectors and may include investments in real estate-related securities; interests in reinsurance and insurance policies and other insurance-related instruments; interests in energy companies and other energy-related instruments.

The issuers of securities acquired by Advisors may include both U.S. and non-U.S. issuers (including issuers of emerging market countries and issuers that are governments or sovereign entities), public and private companies, large, small- or mid- capitalization companies and companies that are recently organized. In addition, Advisors may invest in structured financial products, including mortgage-backed securities, collateralized bond obligations, collateralized loan obligations, pass-throughs and other asset-backed securities (both investment-grade and non-investment grade).

The Advisors may employ short selling, and trade in securities without active public markets, indices, over-the-counter options, when-issued and forward commitment securities and engage in the borrowing and lending of portfolio securities. The Advisors may also engage in derivative transactions including equity, interest rate, index, currency rate, total return, credit default and other types of swap agreements, repurchase and reverse repurchase agreements, futures contracts, forward contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions and other strategies to hedge against securities, currencies or interest rates or to manage risk relating to their portfolio investments, to leverage their portfolio and to establish speculative positions.

“New Issues”

Pursuant to Financial Industry Regulatory Authority (“FINRA”) Rule 5130, as amended, supplemented and interpreted from time to time (“FINRA Rule 5130”), certain “restricted persons” may not participate fully in gains or losses from “new issues,” as defined under FINRA Rule 5130. Since the Company and the Investment Funds currently intend to notify Advisors that the Company and the Investment Funds are “restricted persons” under FINRA Rule 5130, the Company and the Investment Funds do not expect to participate fully in offerings of new issues. However, this intention could change at any time as determined by the Managing Member or the managing member of the Investment Funds, as applicable, each in its sole discretion. If the Managing Member or the managing member of the Investment Funds in the future determines to notify Advisors that the Company or the Investment Funds are not “restricted persons” under FINRA Rule 5130, the Company will have the ability to create one or more additional classes (or sub-classes) of units that will be permitted to invest in and have a participatory interest in such new issues. Such classes (or sub-classes) will be offered only to those Members who establish to the satisfaction of the Managing Member that they are not “restricted persons” under FINRA Rule 5130 (and are therefore generally permitted to participate in new issues), and only such classes (or sub-classes) of units will be permitted to have a full participatory interest in such new issues. Other Members may either not receive an allocation of new issues gains or losses or receive a de minimis allocation of new issues gains and losses, as permitted under FINRA Rule 5130 and as determined by the Managing Member in its sole discretion.

In addition, recently enacted FINRA Rule 5131 (“FINRA Rule 5131”) prohibits FINRA members from allocating a “new issue” to an account in which executive officers and directors (or persons materially supported by executive officers or directors) (“Company Insiders”) of any public company or “covered non-public company” (as defined by FINRA Rule 5131) that is a current, former or prospective investment banking client of an underwriter of such “new issue” have an interest. If the Managing Member or the managing member of the Investment Funds determines to notify Advisors that the Company or the Investment Funds are not “restricted persons” under FINRA Rule 5130, Members that are Company Insiders under FINRA Rule 5131 may also be restricted from receiving allocations of certain new issues gains or losses. The Company may, in its sole discretion and without prior notice to or consent from a Member, exchange (by way of redemption and issuance or otherwise) or otherwise convert units of any class (or sub-class) held by a Member for units of another class (or sub-class) in order to ensure that the Company complies with FINRA Rule 5130 and FINRA Rule 5131.

Members participating in new issues may have returns on their investment that are materially different from the returns on investment obtained by Members that do not participate in new issues. See “Item 1A. RISK FACTORS—General Risks—The Company and the Investment Funds Do Not Currently Intend to Participate Fully in New Issues.”

Advisor Fund Special Investments

As part of their investment programs, the Company and the Investment Funds may, directly or indirectly, invest in one or more Advisor Funds or other entities that may, directly or indirectly, acquire or hold assets or securities that its Advisor determines should, either at the time such security or other asset is acquired or at a later date, be segregated (or “side pocketed”) from the other assets and securities of the Advisor Fund or other entity (each such “side pocketed” investment, together with certain related assets and liabilities and investments related thereto which are also segregated, such as hedge positions, an “Advisor Fund Special Investment”). Such assets typically retain their designation as Advisor Fund Special Investments until they are realized or become marketable or until the occurrence of such other specified event or circumstance as may be determined by the Advisor. Assets may be side pocketed by Advisor Funds or other entities, among other reasons, because such assets cannot be readily liquidated or because the value of such assets cannot be readily ascertained. For example, traditional private equity securities, debt for which there is no liquid market, certain interests in loans (direct, assignments or participations), and certain real estate securities or assets are often designated as Advisor Fund Special Investments. In addition, an Advisor may designate as Advisor Fund Special Investments other securities or assets that are not by their nature illiquid or difficult to value at the time of acquisition, but that later become illiquid or difficult to value or otherwise become temporarily impaired. Future investors in Advisor Funds generally will not participate in such Advisor Fund Special Investment after it has been side pocketed.

Advisor Fund Special Investments raise significant valuation and liquidity risks and may affect the amount and timing of any management fees and incentive compensation charged by Advisors. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Advisor Fund Special Investments” for a discussion of certain risks associated with indirect interests in Advisor Fund Special Investments.

Economic Arrangements with Advisors

From time to time, the Company, the Investment Funds, Goldman Sachs and/or other clients or accounts of Goldman Sachs (including other investment funds, sponsored, managed or advised by the Managing Member or its affiliates, collectively, “Participants”) may seek to enter into economic arrangements with an Advisor Fund or an Advisor in connection with an investment in an Advisor Fund or with an Advisor. Such economic arrangements may include, without limitation, the agreement by an Advisor to reduce or rebate any fees, allocations or other compensation incurred by the Company or a Participant in respect of an investment in an Advisor Fund; the agreement by an Advisor to pay or share with a Participant or any third party some or all of the fees, allocations or other compensation earned by the Advisor with respect to one or more Advisor Funds; or the agreement by a Participant to acquire or receive an interest (which may be significant) in the equity of and/or profits or revenues earned by an Advisor and/or its affiliates in respect of its business.

The determination as to whether or not the Company or an Investment Fund will negotiate or enter into any such arrangements will be made by the Managing Member in its sole discretion based on factors which it considers to be relevant. To participate in such arrangements, the Company or the Investment Fund may be required to make an initial or periodic payment or contribution to the Advisor Fund or the Advisor, which may be substantial. In addition, the Company or the Investment Fund may be required to invest in an Advisor Fund on terms that are more restrictive or less advantageous to the Company or the Investment Fund than may be available to other investors. Any such determination made on behalf of the Company by the Managing Member may differ from a determination made by Goldman Sachs in respect of itself or its other Accounts. See “POTENTIAL CONFLICTS OF INTEREST—Investment Decisions in Respect of Advisors, the Sale of Units and the Allocation of Investment Opportunities—Allocation of Investment Opportunities Among the Company and Other Accounts”. Subject to applicable law, Goldman Sachs may participate in or be allocated any such arrangements or opportunities.

Such an arrangement, if entered into by the Company or an Investment Fund may pose liquidity risks for the Company or the Investment Funds. For example, such an arrangement may be contingent on the Company or the Investment Funds investing in one of the Advisor’s Advisor Funds and locking up such investment for long periods of time, potentially for several years. See “Item 1A. RISK FACTORS—General Risks—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective”. There can be no assurance that any such illiquid investments will not constitute a material portion of the Company’s portfolio, particularly following substantial redemptions from the Company. Any fee and/or profit sharing arrangements with, or interest in the profits of, an Advisor, if entered into by the Company or an Investment Fund, will be an asset of the Company or the Investment Fund, and its value will need to be determined in connection with calculating the NAV of such entity for purposes of, among other things, subscriptions, redemptions and fees. However, any such arrangements may be difficult to value and generally will not be transferable.

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

The investment program of the Company and each of the Investment Funds is speculative and entails substantial risks. There can be no assurance that the investment objective of the Company or any Investment Fund, including their asset allocation, risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors that are directly or indirectly investment Company assets are expected to utilize forward or futures contracts, options, swaps, other derivative instruments, short sales, margin or other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which the Company’s investment portfolio may be subject. See “Item 1A. RISK FACTORS”.

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

The value of the Company’s assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors’ investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. “RISK FACTORS”.

FEES, EXPENSES AND ALLOCATIONS

Management Fee and Incentive Allocation

Management Fee.    The Company pays the Managing Member a management fee in respect of each series of Class A Units, accruing daily and calculated and paid on a monthly basis in arrears (the “Management Fee”), equal to one-twelfth of 1.25% of the NAV of each such series of Class A Units. The Management Fee is determined as of the end of each month, appropriately adjusted to reflect capital appreciation or depreciation and any contributions, distributions and redemptions during the month.

For purposes of determining the Management Fee, the NAV of each series of Class A Units will not be reduced to reflect any accrued Incentive Allocation (as defined below), including any Incentive Allocation that is allocated to the Managing Member as of such date. The Management Fee payable with respect to any other class of units may be different from the Management Fee payable with respect to the Class A Units. The Management Fee with respect to each series of units will reduce the capital accounts of the series of units to which it relates, as described under. The Company is issued units of a class of membership interests of each Investment Fund that is not subject to any management fees.

Incentive Allocation.    At the end of each fiscal year of the Company (or other applicable period), the Managing Member will receive an incentive allocation (the “Incentive Allocation”) in respect of each series of Class A Units equal to 5% of the amount by which the NAV of each such series of Class A Units (appropriately adjusted as determined by the Managing Member in its sole discretion for additional contributions, distributions and redemptions and determined prior to any Incentive Allocation accrual with respect to such series of units, but after the deduction of all Company expenses for the period, including the Management Fee allocable to that series) exceeds the Prior High NAV (as defined below) of such series. The Incentive Allocation applicable to any other class of units may differ from the Incentive Allocation in respect of the Class A Units.

As used herein, “Prior High NAV” with respect to a series of units initially will be equal to the NAV of such series immediately following the initial issuance of such series. The Prior High NAV with respect to a series of units immediately following the end of any fiscal year for which an Incentive Allocation has been made with respect to such series will be “reset” to equal the NAV of such series as of such time (after reduction for any Incentive Allocation), unless the series is exchanged into another series, in which case the Prior High NAV will be “reset” to equal the NAV of such other series as of such time (after reduction for any Incentive Allocation). The Prior High NAV will not be “reset” following the end of any fiscal year for which an Incentive Allocation is not made. The Prior High NAV for each series of units will be appropriately adjusted, as determined by the Managing Member in its sole discretion, to account for any additional contributions, distributions and redemptions. Since each outstanding series of units may have a different Prior High NAV, the Managing Member will earn an Incentive Allocation with respect to each series of units the NAV of which, as of the close of the applicable measurement period, exceeds its Prior High NAV for such period, even though it will not earn an Incentive Allocation with respect to any series of units the NAV of which, as of the close of such measurement period, did not exceed its Prior High NAV for such period.

The Incentive Allocation with respect to each series of Class A Units accrues daily and is credited to the capital account of the Managing Member (the “Incentive Allocation Account”) as of December 31 of each year out of the capital accounts for such series. In the event of an intra-year redemption of Class A Units (including required redemptions of Class A Units), any accrued Incentive Allocation with respect to such units will be credited to the Incentive Allocation Account upon such redemption. Appropriate adjustments will be made to the calculation of the Incentive Allocation for extraordinary circumstances, including without limitation, if the Managing Member permits a subscription or redemption by a Member to be made intra-month. The Managing Member may, at any time in its sole discretion, withdraw any portion of the positive balance of the Incentive Allocation Account, without notice to Members.

HFS, as managing member of each Investment Fund, is entitled to an incentive allocation, which is substantially similar to the arrangement described above. However, the Company will invest in a class of units of each of the Investment Funds that is not subject to any such incentive allocation.

The Managing Member and its affiliates may waive or impose different fees or performance-based compensation on any Member (including, without limitation, by means of a rebate or the issuance of a new class of units).

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2011 are as follows:

Class A Series 1
Ratios to average net assets (annualized):
Expenses	1.45%
Incentive allocation	0.00%
Total expenses and incentive allocation	1.45%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2011 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2011.

Fees and Expenses	Percentage Amount		Dollar Amount
Management Fee	1.25%	(1)	$12,316
Incentive Allocation	5%	(2)	$0
Administration Fee	0.02%	(3)	$198
Placement Fee	None		None
Entry Fee	None		None
Exit Fee	None		None
Minimum Subscription Amount	N/A		$1,000,000	(4)

(1)

The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company, determined as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts”.

(2)

At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of units if the NAV of such series is above a Prior High NAV (as defined below). See “—Capital Accounts”.

(3)

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The Company also continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and this administration fee ranged from 0.02% to 0.05% for the year ended December 31, 2011. SEI is the administrator of each Investment Fund.

(4)	The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

Additional Fees and Expenses

The Company bears all of its own operating expenses, including, without limitation, those listed below:

Management and Administration Expenses.    The Management Fee; the fees and expenses of the Administrator (as defined below); quotation and valuation expenses (including, without limitation, fees and expenses of any third parties engaged to provide valuation services to the Company); prime brokerage expenses; and fees and expenses of other agents of the Company, including trustees.

Redemptions, Transfers, Communication with Members and Similar Expenses.    Expenses relating to transfers and redemptions of units and printing, mailing and similar expenses.

Investment Related Expenses.    Professional fees (including, without limitation, fees and expenses of consultants, finders, financial advisers and experts) relating to investments and other fees and expenses relating to the acquisition, holding and disposition of investments (e.g., fees and expenses which the Managing Member determines to be related to the investment of the assets of the Company), including, among others, fees to Advisors (including with respect to Managed Accounts), bank service fees, interest expenses, borrowing costs; charges for equipment or services used in communicating information regarding the Company’s transactions between the Managing Member and other agents, risk management expenses (including expenses incurred in connection with the purchase of risk management analytic systems), brokerage fees and commissions, research expenses (including market research), custodial fees and expenses, expenses relating to short sales, clearing and settlement charges, and extraordinary expenses.

Accounting, Tax and Related Expenses.    Taxes and governmental fees; accounting, auditing and tax preparation expenses; and fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company.

Legal, Insurance and Related Expenses.    Legal expenses; insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, the members of the Board of Directors and pursuant to the applicable indemnification obligations described under ITEM 12. “INDEMNIFICATION OF DIRECTORS AND OFFICERS” in the Form 10 filed on April 29, 2004, as amended).

Reorganization and Termination Expenses.    All costs and expenses incurred as a result of the reorganization, dissolution, winding-up or termination of the Company.

Organizational and Offering Costs.    Organizational expenses of the Company and the ongoing expenses incurred in connection with the offer and sale of units, including costs and expenses relating to the Company’s Limited Liability Company Agreement (as amended or supplemented from time to time, the “LLC Agreement”), this Annual Report, the forms of subscription agreements with the Members, other organizational documents of the Company and any other agreements entered into with any Member, as well as expenses relating to the review and processing of subscription agreements and related documentation with respect to prospective subscriptions for units, any modification or amendment to or supplement of such documents, any distribution of such documentation to the Members and prospective Members, certain costs associated with the Company complying with such agreements or legal requirements applicable to particular Members, and any printing costs, distribution fees, marketing costs, legal fees, and other expenses of the Company, the Managing Member, any placement agents, authorized dealers and other financial intermediaries and other expenses of the offering of units.

In addition, because the Company is registered under the Exchange Act, the Company is also subject to certain of the provisions of the U.S. Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and will bear costs in connection with complying with the requirements of the Exchange Act and Sarbanes Oxley. The Company does not expect that these costs will be material.

Certain administrative and investment-related services, including but not limited to those relating to accounting, tax and legal advice and other services (including with respect to litigation, if any), marketing efforts, information technology, risk management, cash management, administrative services, and the selection, investigation, acquisition, holding or disposition of investments may be provided by internal staff of Goldman Sachs, including entities created by Goldman Sachs to handle such services. Goldman Sachs may, in its sole discretion, charge the Company its allocable portion of the fees and expenses associated with such services, and the Company will be responsible for such fees and expenses. In such event, the Managing Member will determine the fair and reasonable cost for such services based on, among other things, the compensation and benefits of the personnel providing the services as well as an allocation of overhead expenses. Amounts paid to Goldman Sachs by the Company with respect to all of these services are incremental to the Management Fee charged to the Company.

In addition, the Company bears, indirectly through its investment in each Investment Fund and Advisor Fund, its pro rata portion of the offering, organizational and operating expenses of such Advisor Fund, including, without limitation, expenses similar to those described in the preceding paragraphs, and expenses related to the investment of such assets, such as Investment Funds, Advisor and Advisor Fund fees and expenses, brokerage commissions, expenses relating to short sales, clearing and settlement charges, custodial fees, bank service fees, interest expenses, borrowing costs and extraordinary expenses. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Members Are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments.”

Further, in connection with any allocation of Investment Fund assets to Advisors through Alternative Investments or other investment vehicles or instruments through which an Investment Fund allocates assets to Advisors, the Company will bear, indirectly through its investment in such Investment Fund, its proportionate share of the fees and expenses associated with such investments, including without limitation, expenses similar to those described in the preceding paragraphs. In some cases, these fees and expenses will be an additional layer of fees and expenses that the Company would not otherwise bear had the Investment Fund invested directly in an Advisor Fund. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Risks Associated With Certain Methods for Allocating Assets to Advisors.”

Advisors are compensated on terms that may include fixed and/or performance-based fees or allocations. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor, are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to fall in a range of approximately 0% to 30% of the net capital appreciation in each individual Advisor’s investments for the year. The Investment Funds may, as determined by the managing member of the Investment Funds in its sole discretion, allocate assets to Advisors that receive fixed fees, asset-based fees, performance-based fees and/or allocations or other compensation that materially exceed these percentages or that structure their compensation in materially different ways. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—Members Are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments.” Performance-based compensation is typically not paid to an Advisor until the Advisor makes up prior losses. Certain Advisors, however, may continue to receive performance-based compensation while making up prior losses, but generally at lower rates. See “Item 1A. RISK FACTORS—General Risks—Special Considerations Applicable to the Continuous Offering of Units.”

The Managing Member may invest the Company’s assets directly or indirectly in Investment Funds or discretionary managed accounts managed by Advisors affiliated with Goldman Sachs. In each such case, the Managing Member will ensure that the aggregate fees and allocations paid to or received by the affiliated Advisor and the Managing Member will not exceed the fees that would otherwise be incurred if the Advisor were not so affiliated.

Except as described above, the Managing Member, pays its own overhead costs and expenses, including the salaries, fringe benefits and other compensation costs of its employees. The Managing Member may pay certain of the Company’s expenses described above. In such event, the Company will reimburse the Managing Member for the payment of any such expenses.

The Managing Member in its sole discretion may impose a cap on the amount of expenses that will be borne by the Company on a periodic or annual basis. Any such cap may be changed, waived or eliminated at any time in the Managing Member’s sole discretion.

Capital Accounts

The Company maintains a separate capital account on the books of the Company for each series of units and for each Member with respect to each series of units held by such Member. Each capital account with respect to a series of units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series’ allocable share of the appreciation or depreciation of the net assets of the Company (determined as set forth below) for each accounting period, and (iv) decreased by any Incentive Allocation and any Management Fee in respect of such series, if applicable. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of units pro rata based upon the relative capital accounts of each series (determined prior to taking into account any unearned Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member’s capital account with respect to each series of units will equal the capital account of such series of units multiplied by the percentage of units in such series owned by such Member. Capital accounts and units will be appropriately adjusted for exchanges of units from one series into another series and for other events and items as determined by the Managing Member in its sole discretion.

The NAV of a series of units will be equal to the capital account balance with respect to such series of units, and the NAV per unit of a series will be equal to the NAV of such series divided by the number of outstanding units of such series. The NAV of the Company will be equal to the aggregate of the NAV of each series of units.

MANAGING MEMBER

HFS serves as the Managing Member of the Company and as the managing member of each of the Investment Funds. HFS, in its capacity as Managing Member, is responsible for the management and operation of the Company. As managing member of the Investment Funds, HFS is responsible for the management and operation of the Investment Funds, as well as the selection of the Advisors with which the Investment Funds invest their assets. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds.

As a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended, the Managing Member is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest, and other relevant information regarding the Managing Member. A copy of Part 1 and Part 2 of the Managing Member’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). A copy of Part 2 of the Managing Member’s Form ADV will also be provided to Members upon request.

The Managing Member is an affiliate of Goldman Sachs Asset Management, L.P., a Delaware limited partnership (“GSAM”). Each of the Managing Member and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

Goldman Sachs is a Bank Holding Company (“BHC”) as defined under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) and therefore subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). In addition, Goldman Sachs is a “financial holding company” (an “FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Goldman Sachs is currently deemed to “control” the Company and the Investment Funds within the meaning of the BHCA, these restrictions are expected to apply to the Company and the Investment Funds as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, may restrict the transactions and relationships between the Managing Member (in its capacity as managing member of the Company or the Investment Funds, as applicable), Goldman Sachs and their affiliates, on the one hand, and the Company and the Investment Funds, on the other hand, and may restrict the investments and transactions by, and the operations of, the Company and the Investment Funds. In addition, the Volcker Rule generally prohibits banking entities (including Goldman Sachs and its affiliates) from engaging in certain transactions and places additional restrictions on certain transactions by Goldman Sachs. See “Item 1A. RISK FACTORS—General Risks—Regulation as a Bank Holding Company” and “—The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds” for a more detailed description of the risks related to regulation as a BHC and the Volcker Rule.

HFS, as Managing Member, and as managing member of the Investment Funds, is permitted to delegate certain of its investment management responsibilities to its affiliates or other persons as set forth in the limited liability company agreement for the Company and the relevant Investment Fund.

SERVICE PROVIDERS

Administrator

The Company has entered into an administration agreement (the “Administration Agreement”) with an entity selected by the Managing Member (the “Administrator”). The Administrator is responsible for (i) calculating the NAV for the Company and each series of units; (ii) maintaining capital accounts; (iii) assisting with the valuation of securities and other assets, including securities which are not readily marketable; (iv) assisting in the preparation of the Company’s financial statements and tax returns; (v) assisting in the preparation and distribution of reports to Members; (vi) maintaining a registry of ownership of units; and (vii) providing certain other administrative services to the Company. In addition, the Administrator will provide the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. From time to time, the terms and conditions of the Administration Agreement may be amended as agreed between the Managing Member and the Administrator.

SEI Global Services, Inc. (“SEI”) currently serves as the Administrator of the Company and the Investment Funds. The Company pays SEI an administration fee equal to a percentage of the Company’s NAV, calculated and paid on a monthly basis, equal to one twelfth of 0.02% of the NAV of the Company as of the applicable month-end (the “Administration Fee”). For purposes of determining the Administration Fee, the NAV of the Company will not be reduced to reflect any accrued but unpaid Incentive Allocation or Management Fees. The Company will also pay SEI a monthly investor servicing charge for each investor in the Company and a flat annual fee for preparation of financial statements, and will reimburse SEI for out of pocket expenses incurred in connection with providing services to the Company.

Each Investment Fund pays SEI an administration fee equal to a percentage of its NAV, calculated and paid on a monthly basis, at a rate that varies based on the aggregate net assets of certain other investment funds managed by the managing member of the Investment Funds that are administered by SEI and its affiliates. The Investment Funds will also pay SEI a monthly investor servicing charge for each investor in the Investment Funds and a flat annual fee for preparation of financial statements, and will reimburse SEI for out of pocket expenses incurred in connection with providing services to the Investment Funds. The Company will bear its pro rata portion of each Investment Fund’s administration fees.

In addition, Alternative Investments formed or managed by the Managing Member and administered by SEI generally will pay SEI a fee, a portion of which will be borne by the Company through its direct or indirect investment therein. Such fee payable by an Alternative Investment may be an asset-based fee or a flat fee, depending on the type of Alternative Investment. Asset based fees may vary based on, among other things, the complexity of the administration of the Alternative Investment and the aggregate net assets of the Alternative Investment and certain other Alternative Investments managed by the Managing Member that are administered by SEI and its affiliates. Alternative Investments may also be subject to incremental flat fees and reimbursement obligations similar to those applicable to the Company as described above.

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

The Company, any Investment Fund, or any Alternative Investment may, in the future, engage other entities, which may be affiliated with the Managing Member, to provide administration services to the Company, such Investment Fund, or such Alternative Investment, respectively, as administrator. The terms and conditions of any such engagement will be as agreed to by the Company, Investment Fund, or Alternative Investment and the applicable service provider and may differ from the terms and conditions under which SEI provides administration services to the Company, Investment Funds, or Alternative Investments, including, without limitation, the compensation arrangements and indemnification obligations described above.

POTENTIAL CONFLICTS OF INTEREST

General Categories of Conflicts Associated with the Company and the Investment Funds

Goldman Sachs (which, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, shall mean, collectively, The Goldman Sachs Group, Inc., the Managing Member (for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers, and employees) is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base. In those and other capacities, Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including the Company and the Investment Funds), relationships and products collectively, the “Accounts”). Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which the Company may directly and indirectly invest. As a result, Goldman Sachs’ activities and dealings, including on behalf of the Company and the Investment Funds, may affect the Company in ways that may disadvantage or restrict the Company or the Investment Funds and/or benefit Goldman Sachs or other Accounts.

The following are descriptions of certain conflicts and potential conflicts that may be associated with the financial or other interests that the Managing Member and Goldman Sachs may have in transactions effected by, with, and on behalf of the Company, Investment Funds and the Advisors (collectively with their respective affiliates, directors, partners, trustees, managers, members, officers and employees, for purposes of this “POTENTIAL CONFLICTS OF INTEREST” section, the “Advisors”). They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise. Additional information about potential conflicts of interest regarding the Managing Member and Goldman Sachs is set forth in the Managing Member’s Form ADV.

By having made an investment in the Company, a Member is deemed to have assented to the potential conflicts of interest relating to Goldman Sachs and the Advisors, and to the operations of the Company, Investment Funds and the Advisor Funds in the face of such conflicts.

Investment Decisions in Respect of Advisors, the Sale of Units and the Allocation of Investment Opportunities

Goldman Sachs’ Other Activities May Have an Impact on Investment Decisions in Respect of Advisors

The Managing Member and the managing member of each Investment Fund will face potential conflicts in making investment decisions (including whether the Investment Funds should make initial or maintain or increase existing investments with, or withdraw investments from, Advisors) in respect of Advisors with which the Managing Member or Goldman Sachs has other relationships. For example, it is expected that Goldman Sachs may provide a variety of products and services to Advisors, including prime brokerage and research services, and therefore Goldman Sachs may receive various forms of compensation, commissions, payments, rebates, remuneration or other benefits from Advisors to which the Investment Funds allocate assets, and Goldman Sachs and Accounts may have interests in such Advisors or their businesses (including equity, profits or other interests). The amount of such compensation or other benefits to Goldman Sachs, or the value of such interests in the Advisors, may be greater depending upon the investment decisions made by the Managing Member in respect of an Advisor than it would have been had other investment decisions been made that might also have been appropriate for the Investment Funds. In addition, personnel of certain Advisors may be clients or former employees of Goldman Sachs or may provide the Managing Member and/or Goldman Sachs with notice of, or offers to participate in, investment opportunities. Although the Managing Member’s investment decision process includes the review of qualitative and quantitative criteria, subjective decisions made by the managing member of the Investment Funds may result in different investment decisions in respect of an Advisor than would otherwise have been the case. The Managing Member makes investment decisions in respect of Advisors consistent with its fiduciary duties and the investment processes described in this annual report.

Goldman Sachs’ Financial and Other Interests May Incentivize Goldman Sachs to Promote the Sale of Units

Goldman Sachs and its personnel have interests in promoting sales of units in the Company and the Investment Funds, and the compensation from such sales may be greater than the compensation relating to sales of interests in other Accounts. Therefore, Goldman Sachs and its personnel may have a financial interest in promoting units in the Company and the Investment Funds over interests in other Accounts.

The Managing Member and the managing member of the Investment Funds receives performance-based compensation in respect of its investment management activities on behalf of the Company and the Investment Funds, which rewards the Managing Member for positive performance in the Company and the Investment Funds. As a result, the Managing Member may make investments for the Investment Funds that present a greater potential return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Managing Member may simultaneously manage Accounts for which the Managing Member receives greater fees or other compensation than it receives in respect of the Company or the Investment Funds. Therefore, the Managing Member may have an incentive to favor such Accounts. To address these types of conflicts, the Managing Member has adopted policies and procedures under which it will allocate investment opportunities in a manner that it believes is consistent with its obligations as an investment adviser. See “—Allocation of Investment Opportunities Among the Company and Other Accounts” below. However, the amount, timing, structuring or terms of an investment by the Company or the Investment Funds may differ from, and performance may be lower than, the investments and performance of other Accounts.

Sales Incentives and Related Conflicts Arising from Goldman Sachs’ Financial and Other Relationships with Intermediaries

Goldman Sachs and its personnel, including employees of the Managing Member, may have relationships (both involving and not involving the Company or the Investment Funds, and including without limitation placement, brokerage, advisory and board relationships) with distributors, consultants and others who recommend, or engage in transactions with or for, the Company and the Investment Funds. Such distributors, consultants and other parties may receive compensation from Goldman Sachs, the Company or the Investment Funds in connection with such relationships. As a result of these relationships, distributors, consultants and other parties may have conflicts that create incentives for them to promote the Company and the Investment Funds.

Goldman Sachs, the Company, and the Investment Funds may make payments to Intermediaries from time to time to promote the Company and the Investment Funds. These payments may be made out of Goldman Sachs’ assets, or amounts payable to Goldman Sachs. These payments may create an incentive for a particular Intermediary to highlight, feature or recommend the Company.

Allocation of Investment Opportunities Among the Company and Other Accounts

The Managing Member may manage or advise multiple Accounts (including Accounts in which Goldman Sachs and its personnel have an interest) that have investment objectives that are similar to the Company or the Investment Funds and may seek to invest with the same Advisors for multiple Accounts or may make investments or sell investments in the same securities or other instruments, sectors or strategies as the Advisors. This may create potential conflicts, particularly in circumstances where the availability of such investment opportunities is limited (e.g., in respect of certain classes of interests issued by an Advisor Fund that may be subject to lower fees or otherwise better terms than other classes), where the liquidity of such investment opportunities is limited or where Advisors limit the number of investors in (or the size of) the Advisor Funds. For example, certain Advisors of the Advisor Funds in which the Investment Funds invest may be closed to new investment. Such Advisors may manage a material portion of the total assets of the Investment Funds. The Investment Funds and the Company may not be able to allocate assets to such Advisor. If at any time in the future these Advisors accept additional investments, the Investment Funds may be given priority over the Advisor Funds or the Company in the determination of how any available capacity is allocated. Such conflicts may also exist in connection with transfers of interests in such investments from one Account to another Account.

The policies the Managing Member has developed to address these conflicts may result in the pro rata allocation of limited opportunities across eligible Accounts, but in many other cases the allocations reflect numerous other factors based upon the Managing Member’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of each Account and applying a variety of factors. There may be some cases where certain Accounts receive an allocation when the Company does not. The Managing Member seeks to treat all Accounts fairly over time given all factors relevant to managing the Accounts. In addition, in some cases the Managing Member may make investment recommendations to Accounts where the Accounts make the investment independently of the Managing Member, which may result in a reduction in the availability of the investment opportunity for other Accounts (including the Company) irrespective of the Managing Member’s policies regarding allocation of investments. Additional information about the Managing Member’s allocation policies is set forth in Item 6 (“PERFORMANCE-BASED FEES AND SIDE-BY-SIDE MANAGEMENT—Side-by-Side Management”) of the Managing Member’s Form ADV.

Goldman Sachs, including businesses other than HFS, may source investment opportunities that would be appropriate investments for the Company and the Investment Funds. The Company and the Investment Funds

may or may not receive, but in any event will have no rights with respect to, such opportunities. Goldman Sachs will be under no obligation or fiduciary or other duty to make such investments available to the Company or the Investment Funds. In addition, as described in “PERFORMANCE OF THE COMPANY—Hedging, Leverage and Other Strategies—Co-Investment and Other Investment Opportunities,” Goldman Sachs (including, without limitation, the Managing Member), the Company and the Investment Funds may receive notice of, or offers to participate in, investment opportunities, including from Advisors, their affiliates or other third parties, for various reasons. The Managing Member in its sole discretion will determine whether the Company or the Investment Funds will participate in any such investment opportunities and investors should not expect that the Company or any Investment Fund will participate in any such investment opportunities. Any such opportunity may be undertaken by other Accounts, including without limitation, investment vehicles formed, sponsored, managed or advised by Goldman Sachs to invest in such opportunities, by Goldman Sachs for its own account or by investment vehicles organized to facilitate investment by current or former directors, partners, trustees, managers, members, officers, consultants, employees, and their families and related entities, including employee benefit plans in which they participate.

Management of the Company by the Managing Member

Potential Restrictions and Issues Relating to Information Held by Goldman Sachs

Goldman Sachs has established certain information barriers and other policies to address the sharing of information between different businesses within Goldman Sachs. As a result of information barriers, the Managing Member generally will not have access, or will have limited access, to information and personnel in other areas of Goldman Sachs, and generally will not be able to manage the Company or the Investment Funds with the benefit of information held by such other areas. Such other areas, including without limitation, Goldman Sachs’ prime brokerage and administration businesses, will have broad access to detailed information that is not available to the Managing Member, including information in respect of markets, investments, Advisors and Advisor Funds, which, if known to the Managing Member, might cause the Managing Member to seek to dispose of, retain or increase interests in investments held by the Company or the Investment Funds or acquire certain positions on behalf of the Company or the Investment Funds, or take other actions. Goldman Sachs will be under no obligation or fiduciary or other duty to make any such information available to the Managing Member or personnel of the Managing Member involved in decision-making for the Company or the Investment Funds. In addition, Goldman Sachs will not have any obligation to make available any information regarding its trading activities, strategies or views, or the activities, strategies or views used for other Accounts, for the benefit of the Company or the Investment Funds.

Valuation of the Company’s Investments and the Investment Funds’ Investments

The Managing Member ordinarily values the Investment Funds’ investments based upon valuations provided by the Advisors. To the extent the Managing Member performs valuation services related to securities and assets in the Company or the Investment Funds, the Managing Member values such securities and assets according to its valuation policies. The Managing Member may value an identical asset differently than another division or unit or Account within Goldman Sachs or another Account values the asset, including because such other division or unit has information regarding valuation techniques and models or other information that it does not share with the Managing Member. This is particularly the case in respect of difficult-to-value assets. The Managing Member may face a conflict with respect to such valuations as they affect the Managing Member’s compensation.

Goldman Sachs’ and the Managing Member’s Activities on Behalf of Other Accounts

The Managing Member’s decisions and actions on behalf of the Company and the Investment Funds may differ from those on behalf of other Accounts. Advice given to, or investment or voting decisions made for, one or more Accounts may compete with, affect, differ from, conflict with, or involve timing different from, advice given to or investment decisions made for the Company or the Investment Funds.

The extent of Goldman Sachs’ activities in the global financial markets may have potential adverse effects on the Company and the Investment Funds. Goldman Sachs, the clients it advises, and its personnel have interests in and advise Accounts which have investment objectives or portfolios similar to or opposed to those of the Company, the Investment Funds and the Advisors to which they allocate assets, and/or which engage in and compete for transactions in the same types of securities and other instruments as the Company, the Investment Funds and the Advisors. Transactions (including with respect to investment decisions, voting and the enforcement of rights) by such Accounts may involve the same or related securities or other instruments as those in which the Company, the Investment Funds and the Advisors invest, and may negatively affect the investments of the Advisors (and therefore, the Company). For example, actions taken by Goldman Sachs may result in adverse performance of an Advisor’s investments, which could cause the Advisor to be in default or to take actions to avoid being in default under any applicable lending arrangements, including where Goldman Sachs is the lender (e.g., where Goldman Sachs provides prime brokerage services to the Advisor). Moreover, Accounts may engage in a strategy while the Company or an Advisor is undertaking the same or a differing strategy, any of which could directly or indirectly disadvantage the Company. The Accounts and the Advisors may also vote differently on or take or refrain from taking different actions with respect to the same security, which may be disadvantageous to the investments of the Advisors (and therefore, the Company).

Goldman Sachs and its personnel may make investment decisions or recommendations, provide differing investment views or have views with respect to research or valuations that are inconsistent with, or adverse to, the interests and activities of the Company or the Investment Funds. Research, analyses or viewpoints may be available to clients or potential clients at different times. Goldman Sachs will not have any obligation to make available to the Company or the Investment Funds any research or analysis prior to its public dissemination. The Managing Member is responsible for making investment decisions on behalf of the Company and the Investment Funds, and such investment decisions can differ from investment decisions or recommendations by Goldman Sachs on behalf of other Accounts. Goldman Sachs may, on behalf of other Accounts and in accordance with its management of such Accounts, implement an investment decision or strategy ahead of, or contemporaneously with, or behind similar investment decisions or strategies made for the Company or the Investment Funds. The relative timing for the implementation of investment decisions or strategies among Accounts and the Company and the Investment Funds may disadvantage the Company.

The Managing Member has adopted a Code of Ethics (the “Code of Ethics”) under Rule 204A-1 of the Advisers Act (an Amended Code of Ethics was filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006) designed to provide that personnel of the Managing Member, and certain additional Goldman Sachs personnel who support the Managing Member, comply with applicable federal securities laws and place the interests of clients first in conducting personal securities transactions. The Code of Ethics imposes certain restrictions on securities transactions in the personal accounts of covered persons to help avoid conflicts of interest. Subject to the limitations of the Code of Ethics, covered persons may buy and sell securities or other investments for their personal accounts, including investments in the Company, and may also take positions that are the same as, different from, or made at different times than, positions taken directly or indirectly for the Company. Additionally, Goldman Sachs’ personnel, including personnel of the Managing Member, are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading.

Investments in Goldman Sachs Money Market Funds

To the extent permitted by applicable law, the Company may invest in money market funds sponsored, managed or advised by Goldman Sachs. In connection with any such investments, the Company will pay all advisory, administrative or Rule 12b-1 fees applicable to the investment, and fees to the Managing Member in its capacity as manager of the Company will not be reduced thereby (i.e., there could be “double fees” involved in making any such investment because Goldman Sachs could receive fees with respect to both the management of the Company and such money market fund). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company will be required.

Distributions of Assets Other Than Cash

With respect to Company redemptions, the Company may, in certain circumstances, have discretion to decide whether to permit or limit redemptions and whether to make distributions in connection with redemptions in the form of securities or other assets, and in such case, the composition of such distributions. In making such decisions, the Managing Member may have a potentially conflicting division of loyalties and responsibilities to redeeming investors and remaining investors.

Goldman Sachs May Act in a Capacity Other Than Managing Member to the Company

Principal and Cross Transactions

When permitted by applicable law and the Managing Member’s policies, the Managing Member, acting on behalf of the Company or the Investment Funds, may enter into transactions in securities and other instruments with or through Goldman Sachs or in Advisor Funds managed by Goldman Sachs, and may cause the Company or the Investment Funds to engage in transactions in which the Managing Member acts as principal on its own behalf (principal transactions), advises both sides of a transaction (cross transactions) and acts as broker for, and receives a commission from, the Company or the Investment Funds on one side of a transaction and a brokerage account on the other side of the transaction (agency cross transactions). There may be potential conflicts of interest or regulatory issues relating to these transactions which could limit the Managing Member’s decision to engage in these transactions for the Company or the Investment Funds. Goldman Sachs may have a potentially conflicting division of loyalties and responsibilities to the parties in such transactions, and has developed policies and procedures in relation to such transactions and conflicts. Any principal, cross or agency cross transactions will be effected in accordance with fiduciary requirements and applicable law (which may include disclosure and consent). By virtue of entering into the Subscription Agreement, a Member consents to the Company entering into principal transactions, cross transactions and agency cross transactions to the fullest extent permitted under applicable law.

Pursuant to the Subscription Agreement and to the extent permitted by applicable law, the Company and/or the Managing Member is authorized without limitation (but is not in any way required), to consider and approve or disapprove matters which may require approval of the Company or with respect to which the Managing Member determines to seek approval on behalf of the Company and the Members.

Goldman Sachs May Act in Multiple Commercial Capacities

Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company, the Investment Funds, the Advisors or issuers of securities held by Advisor Funds. Goldman Sachs may be entitled to compensation in connection with the provision of such services, and the Company, the Investment Funds and Advisor Funds will not be entitled to any such compensation. Goldman Sachs will have an interest in obtaining fees and other compensation in connection with such services that are favorable to Goldman Sachs, and may take commercial steps in its own interests in connection with providing such services that negatively affect the Company, an Investment Fund, an Advisor or an Advisor Fund. For example, Goldman Sachs may require repayment of all or part of a loan at any time and from time to time or cause the Company, the Investment Funds, the Advisor or the Advisor Fund to default, liquidate its assets or redeem positions more rapidly (and at significantly lower prices) than might otherwise be desirable. In addition, due to its access to and knowledge of funds, markets and securities based on its prime brokerage and other businesses, Goldman Sachs may make decisions based on information or take (or refrain from taking) actions with respect to interests in investments of the kind held directly or indirectly by the Company in a manner that may be adverse to the Company. Goldman Sachs may also derive benefits from providing services to the Company, the Investment Funds and the Advisor Funds, which may enhance Goldman Sachs’ relationships with various parties, facilitate additional business development and enable Goldman Sachs to obtain additional business and generate additional revenue.

In addition, Goldman Sachs may make loans to Members or enter into similar transactions that are secured by a pledge of, or mortgage over, a Member’s units, which would provide Goldman Sachs with the right to redeem such units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members.

Subject to applicable law, Goldman Sachs may also invest in the Company and the Investment Funds. Unless provided otherwise by agreement to the contrary, Goldman Sachs may redeem its interests in the Company or the Investment Funds at any time without notice to investors or regard to the effect on the Company’s portfolio, which may be adverse. Goldman Sachs may create, write, sell, issue, invest in or act as placement agent or distributor of derivative instruments related to the Company, Investment Funds or Advisor Funds, or with respect to underlying securities or assets of the Company, the Investment Funds or Advisor Funds, including interests in funds or accounts managed by Advisors, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds or Advisor Funds or their underlying securities or assets, including interests in funds or accounts managed by Advisors. Such derivative transactions, and any associated hedging activity, may differ from and be adverse to the interests of the Company, Investment Funds and Advisors.

The Board of Directors Lacks Independence

The Managing Member is, and has historically been, responsible for the management of the affairs of the Company. The Managing Member established a board of directors of the Company, which supervises the affairs of the Company. The directors of the Company are employees of Goldman Sachs and are not independent of the Managing Member and the Company, as applicable. As a result, the directors of the Company may have other considerations in addition to their responsibilities for the Company, including as a result of their employment by Goldman Sachs, which could result in potential conflicts of interest.

Proxy Voting by the Managing Member

When the Managing Member invests the Investment Funds’ assets in Advisor Funds, the Managing Member generally has no ability to take any action with respect to the securities held in the portfolios of the Advisor Funds. However, the Managing Member may be responsible for voting with respect to the interests in Advisor Funds held by the Investment Funds. The Managing Member has adopted policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that it makes on behalf of advisory clients, including the Company and the Investment Funds, and to help ensure that such decisions are made in accordance with its fiduciary obligations to its clients. Notwithstanding such proxy voting policies and procedures, proxy voting decisions made by the Managing Member with respect to securities held by the Company or the Investment Funds may benefit the interests of Goldman Sachs and Accounts other than the Company and the Investment Funds. Under certain circumstances, the Managing Member may elect to cause the Company or the Investment Funds to waive voting rights including, without limitation, in order to allow other Accounts to avoid becoming subject to certain regulatory restrictions.

Potential Limitations and Restrictions on Investment Opportunities and Activities of Goldman Sachs and the Company

The Managing Member may restrict its investment decisions and activities on behalf of the Company and the Investment Funds in various circumstances, including as a result of applicable regulatory requirements, information held by Goldman Sachs, Goldman Sachs’ internal policies and/or potential reputational risk or disadvantage to Accounts, including the Company and the Investment Funds, and Goldman Sachs. As a result, the Managing Member might not engage in transactions for the Company or the Investment Funds in consideration of Goldman Sachs’ activities outside the Company and the Investment Funds (e.g., the Managing Member may refrain from making investments for the Investment Funds that would cause Goldman Sachs to exceed position limits or cause Goldman Sachs to have additional disclosure obligations). In addition, the Managing Member is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for the Company or the Investment Funds. The Managing Member may also limit the activities and transactions engaged in by the Company and the Investment Funds, and may limit its exercise of rights on behalf of or in respect of the Company and the Investment Funds, for reputational or other reasons, including where Goldman Sachs is providing (or may provide) advice or services to an Advisor Fund, Advisor or other entity involved in such activity or transaction, where Goldman Sachs or an Account is or may be engaged in the same or a related transaction to that being considered on behalf of the Company or the Investment Funds, where Goldman Sachs or an Account has an interest in an Advisor Fund, Advisor or other entity involved in such activity or transaction, or where such activity or transaction or the exercise of such rights on behalf of or in respect of the Company or the Investment Funds could affect Goldman Sachs or the Managing Member.

Brokerage Transactions

If the Managing Member allocates Company or Investment Fund assets to an Advisor through a Managed Account or similar structure, the Advisor will have the authority to select prime brokers (including affiliates of the Managing Member) through which to clear transactions, subject to a set of objective criteria established by the Managing Member. Subject to the Advisors’ best execution obligations, and to the extent permitted by applicable law and their internal policies, Advisors may choose to execute transactions with or through one or more entities within Goldman Sachs. However, the Managing Member does not recommend, require or otherwise seek to influence Advisors to use entities within Goldman Sachs as a broker or dealer.

In limited circumstances, the Managing Member may be required to open a brokerage account with a broker (including an affiliate of the Managing Member) to hold Company or Investment Fund assets received from an Advisor Fund or Advisor in connection with an in-kind distribution. In these cases, the Managing Member will seek to sell these assets through one or more brokers (including affiliates of the Managing Member) on a best execution basis.

In the future, the Managing Member may receive brokerage and research services from brokers and dealers that provide services to the Company or the Investment Funds. These brokers and dealers may execute transactions directly for Accounts, or may execute them indirectly for Advisors. To date, however, the Managing Member has not received any such brokerage and research services.

Conflicts of Interest Associated with Advisors

Advisors have interests and relationships that may create conflicts of interest related to their management of the Advisor Funds to which Company assets are allocated. Such conflicts of interest may be similar to, different from or supplement those conflicts described herein relating to the Managing Member. For example, because the Managing Member primarily acts as a funds of hedge funds manager in respect of the Company while Advisors engage in direct trading strategies for Advisor Funds, Advisors may have potential conflicts of interest related to the investment of client assets in securities and other instruments that may not apply to the Managing Member, or may apply to the Managing Member in a different or more limited manner. Such conflicts may relate to the Advisors’ trading and investment practices, including their selection of broker-dealers, aggregation of orders for multiple clients or netting of orders for the same client and the investment of client assets in companies in which they have an interest.

Error and Error Correction Policy

The Managing Member has policies and procedures for determining when the Managing Member will reimburse the Company for losses that result from errors by the Managing Member. Pursuant to such policies, an error is generally compensable from the Managing Member to the Company when it is a mistake (whether an action or inaction) in which the Managing Member has, in the Managing Member’s reasonable view, deviated from the applicable standard of care in managing the Company’s assets, subject to certain materiality and other policies summarized below. See “—Standard of Care; Indemnification and Exculpation” below.

The Managing Member’s policies do not require perfect implementation of investment management decisions, trading, processing or other functions performed by the Managing Member or its affiliates. In addition, the Managing Member expects to follow a materiality policy with respect to the Company. Therefore, not all mistakes will be considered compensable errors. For example, mistakes that result in losses below a threshold will not be compensable. Errors resulting from the mistakes of third parties are generally not compensable from the Managing Member to the Company. Members will generally not be notified of the occurrence of an error, whether or not such error is determined to be compensable, or the resolution thereof.

Mistakes may result in gains as well as losses. In applying its error and error correction policies, the Managing Member may determine that it is appropriate to reallocate or remove gains from the Company’s account that are the result of a mistake.

The determination by the Managing Member to treat (or not to treat) a mistake as a compensable error, and any calculation of compensation in respect thereof, may differ from the determination and calculation made by Goldman Sachs in respect of one or more other funds or accounts sponsored, managed or advised by Goldman Sachs in respect of which the same or a similar mistake occurred.

When the Managing Member determines that reimbursement by the Managing Member is appropriate, compensation received by the Company is generally expected to be limited to direct and actual losses, which may be calculated based on factors the Managing Member considers relevant. Compensation generally will not include any amounts or measures that the Managing Member determines are speculative or uncertain, including potential opportunity losses or other forms of consequential or indirect losses. The Managing Member expects that, subject to its sole discretion, losses will be netted with an account’s gains relating to errors.

The Company follows materiality policies to determine when individual Member accounts will be restated (credited or debited) in respect of particular errors. Under these policies, when a compensable error by the Managing Member occurs, the Managing Member may reimburse the Company in an amount according to its policies without reprocessing individual Member accounts. Reprocessing of individual Member accounts generally will only occur when the error is of a size that exceeds the Company’s materiality threshold for reprocessing. Accordingly, Members that purchase or redeem units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error.

No compensable errors have been identified for the years ended December 31, 2011, 2010 and 2009.

Additional information about the Managing Member’s error and error correction policies may be set forth in Part 2 of the Managing Member’s Form ADV. The Managing Member may at any time, in its sole discretion and without notice to Members, amend or supplement its error and error correction policies.

The managing member of the Investment Funds has substantially similar policies and procedures for determining when the managing member of the Investment Funds will reimburse the Investment Funds for losses that result from errors by the managing member of the Investment Funds.

Advisors may also have error and error correction policies regarding the implementation of investment management decisions, trading or processing in relation to the Advisors’ clients, including the Company and the Investment Funds. The Advisors’ respective error and error correction policies may vary materially from one another and each may differ materially from the Managing Member’s policies described herein.

Standard of Care; Indemnification and Exculpation

As further described in the LLC Agreement, none of the Managing Member, its affiliates, Goldman Sachs, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons, or the officers of the Company (each, an “Indemnified Person” and, collectively, the “Indemnified Persons”) will be liable to the Company or to the Members for (i) any act or omission performed or failed to be performed by such person (other than any criminal wrongdoing), or for any losses, claims, costs, damages, or liabilities arising therefrom, in the absence of criminal wrongdoing, willful misfeasance or gross negligence on the part of such person, (ii) any tax liability imposed on the Company or any Member or (iii) any losses due to the actions or omissions of any brokers or other agents of the Company.

The Company will periodically reimburse any Indemnified Person for its legal and other expenses (including the costs of any investigation and preparation) incurred in connection with any action, proceeding, or investigation brought by or against any person (including any Member) in connection with any matter arising out of or in connection with the business or affairs of the Company; provided that such Indemnified Person will promptly repay such expenses if it is ultimately decided by a court that such Indemnified Person is not entitled to be indemnified by the Company.

To the fullest extent permitted by applicable law, the Company will also indemnify any Indemnified Person, jointly and severally, against any losses, claims, costs, damages or liabilities to which such Indemnified Person may become subject in connection with any matter arising out of or in connection with the Company’s business or affairs, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance, bad faith or gross negligence of, or any criminal wrongdoing by, such Indemnified Person. The Company will also have certain contribution obligations as set forth in the LLC Agreement.

The Company may purchase and maintain at the Company’s expense insurance on behalf of an Indemnified Person against any liability incurred by such person.

The reimbursement, indemnity and contribution obligations of the Company will be in addition to any liability which the Company may otherwise have, both as to action in an Indemnified Person’s official capacity and to action in any other capacity, and will continue as to an Indemnified Person who has ceased to have an official capacity for acts or omissions during such official capacity or otherwise when acting at the request of the Managing Member, and will be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company and such other Indemnified Persons. The standard of care, indemnification and exculpation provisions of the LLC Agreement or contractual obligations of the Company will not be construed so as to relieve (or attempt to relieve) from liability or to provide for the indemnification of any Indemnified Person for any liability (including liability under federal securities laws which, under certain circumstances, impose liability even on persons that act in good faith), to the extent (but only to the extent) that such liability may not be waived, modified or limited under applicable law or such indemnification would be in violation of applicable law, but will be construed so as to effectuate the provisions described above to the fullest extent permitted by applicable law.

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

EMPLOYEES

As of December 31, 2011, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2011, was supported by approximately 128 employees of the GS Group worldwide, of which approximately 45 allocated at least a portion of their time to the management of the Company and the Investees.

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

ITEM 1A.

RISK FACTORS

General Risks

The following risks relate to the operation and certain terms of the Company.

The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful

The Managing Member will generally invest assets of the Company in the Investment Funds, which in turn invest their assets through Advisors. The Managing Member has the discretion to make allocations among the Investment Sectors without being constrained by assumptions, based mainly on historical data, regarding the long-term risk-return and correlation expectations of the hedge fund sectors. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-Risk Management”. There is no assurance that the Managing Member’s decisions regarding allocations of assets among the Investment Funds will be successful. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon, among other things, the ability of the managing member of the Investment Funds to develop and successfully implement investment strategies that achieve the Investment Funds’ investment objectives, and upon the ability of the Advisors to develop and implement strategies that achieve their investment objectives. No assurance can be given that the managing member of the Investment Funds or any Advisor will be able to do so. Members will have no right or power to participate in the day to day management or control of the Company, the Investment Funds, the Advisor Funds or the Advisors, and will not have an opportunity to evaluate the specific strategies used or investments made by the Company, the Investment Funds, the Advisor Funds or the Advisors, or the terms of any investments made by the Company, the Investment Funds, the Advisor Funds or the Advisors.

While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors’ portfolios and operations. There is a risk that an Advisor may knowingly, negligently or otherwise withhold or misrepresent information regarding the Advisor’s performance, including the presence or effects of any fraudulent or similar activities (collectively, “Fraudulent Activities”). The proper performance of monitoring functions by the managing member of the Investment Funds would generally not give the managing member of the Investment Funds the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, neither the Managing Member nor the managing member of the Investment Funds can offer assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor’s Fraudulent Activities.

The Investment Funds may in certain limited circumstances invest in Advisor Funds that are not administered by an independent third party administrator. Such an arrangement may have an adverse effect on the Investment Fund and, in turn, the Company and the Members by, among other things, reducing the likelihood that the managing member of the Investment Fund will learn of any error, miscalculation or misrepresentation in the valuation of the Advisor Fund’s investments, whether intentional or otherwise, or any Fraudulent Activity. In addition, certain service providers and consultants to Advisors may engage in Fraudulent Activities (e.g., the dissemination by “expert networks” of material, non-public information regarding issuers), and the Advisors may intentionally or negligently benefit from such Fraudulent Activities. Fraudulent Activity by the Advisors or service providers and consultants to Advisors may be difficult, if not impossible, for the managing member of the Investment Funds to detect. The managing member of the Investment Funds may not learn of Fraudulent Activity within a time frame sufficient to prevent significant harm to the Investment Funds and, in turn, the Company and the Members. Even if the managing member of the Investment Funds is able to detect potential Fraudulent Activity, it may take a significant amount of time for the Investment Fund to redeem its investment with the affected Advisor due to the liquidity constraints of the applicable investment.

In connection with the initial and ongoing review of Advisors by the managing member of the Investment Funds, the managing member may identify certain deficiencies with an Advisor (including potentially significant deficiencies) that the managing member desires to be addressed by such Advisor, including issues related to operations, regulatory compliance, risk management, performance, personnel and investments or other concerns relating to such Advisor or an investment therewith. The managing member of the Investment Funds may decide to invest with such Advisor or not to terminate an Advisor despite the identification of such deficiencies or concerns for various reasons, including without limitation, because the managing member of the Investment Funds determines in its sole discretion that such deficiencies are not significant or because the Advisor is attempting to address such deficiencies. If the Advisor suffers losses, the Investment Funds and the Company could be materially adversely affected. Alternatively, the managing member of the Investment Funds may determine to redeem or attempt to redeem the Company’s assets from an Advisor as a result of such deficiencies. Due to the liquidity constraints of the applicable investment, it may take a significant period of time for the managing member of the Investment Funds to redeem the Company’s assets from such Advisor. The Managing Member is under no obligation, and does not currently expect, to notify the Members in the event that the managing member of the Investment Funds identifies any such deficiencies or concerns with, or otherwise becomes aware of any negative information regarding, an Advisor.

A Substantial Portion of an Investment Fund’s Assets May Be Invested Utilizing Strategies That Are Not Within Its Investment Sector

Although the managing member of the Investment Funds intends to allocate assets to Advisors whose principal investment strategies are within one of the Investment Sectors described under “Item 1A. Business—PERFORMANCE OF THE COMPANY—Description of the Investment Sectors, the Investment Funds and Performance of the Investment Funds,” a substantial portion of an Investment Fund’s assets may be invested utilizing strategies within other hedge fund sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. As is customary with funds of hedge funds, most of the Advisors do not provide the managing member of the Investment Funds with detailed position reports because such information is proprietary to such Advisors. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund’s specified hedge fund sector. See “—The Managing Member of the Investment Funds May Make Investment Decisions Based on Limited or Incomplete Information” below. In addition, due to changes in the investment programs of certain Advisors over time or other factors, it is possible that an Investment Fund’s assets may be allocated to Advisors whose principal investment strategies are not within the Investment Fund’s specified Investment Sector for extended periods of time. See “—Special Risks of the Fund of Funds Structure—Variations in an Advisor’s Trading and Investment Strategies; Style Drift” below.

Changes to the Investment Strategies by the Managing Member May not be Successful and May Have an Adverse Effect on the Company

The Managing Member may, from time to time in its sole discretion, without prior notice to the Members and without limitation, utilize additional investment strategies and/or remove, substitute or modify any investment strategy it is then utilizing for the Company. Any such decision will be made by the Managing Member, in its sole discretion, based on one or more factors it may deem relevant from time to time, which among others may include liquidity constraints and the availability of opportunities that it deems attractive. Any such decision may result in the utilization of additional investment strategies, the removal or substitution of any investment strategy, or in all or a significant portion of the Company’s assets being allocated to a single investment strategy or type of trade. There can be no assurance that the Managing Member’s decisions in this regard will be successful or will not otherwise have an adverse effect on the Company.

Redemptions of Units are Subject to a Substantial Waiting Period and Potentially Outdated Information

An investment in the Company provides limited liquidity since the units are not freely transferable and are subject to the restrictions on redemption described herein. These restrictions include the right of the Managing Member to limit redemptions as of any redemption date to no more than 25% of the NAV of the Company and to suspend or postpone redemptions under certain circumstances. An investment in the Company is suitable only for certain sophisticated investors that will not be materially impacted by postponement of the Company’s Redemption Dates.

There will be a significant period of time between the date as of which Members submit redemption requests and the date as of which they can expect to receive full payment for their redemption proceeds in respect of any redemption request. Members whose redemption requests in respect of any particular redemption date are accepted will bear the risk that the Company’s NAV may fluctuate significantly between the date as of which redemption requests were submitted and the date the Member’s units are redeemed. Members will have to decide whether to request that the Company redeem their units without the benefit of having actual information regarding the value of units on the applicable Valuation Date. The same or similar limitations apply to the Company’s investment in the Investment Funds, and may also apply to an Investment Fund’s investment with certain Advisors.

Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective

Certain Advisor Funds in which the Investment Funds invest may impose greater restrictions on redemptions than those imposed by the Investment Funds, including without limitation by offering less frequent redemption dates than are offered by the Investment Funds to their investors, by having minimum holding periods, by implementing holdbacks until after the completion of year-end or final audits, or by restricting the amounts or percentage of interests that may be redeemed on a redemption date to amounts or percentages that are less than those permitted by the Investment Funds. Certain Advisor Funds may segregate assets through the use of “side-pockets.” Advisor Funds may also impose redemption fees under certain circumstances. Since the Investment Funds do not charge a redemption fee on redeeming Members, any such redemption fees charged to the Investment Fund will reduce the NAV of the Investment Fund and adversely affect all investors in the Investment Fund (not just redeeming investors), including the Company. In addition, in order to obtain better fee terms or other favorable arrangements with an Advisor, Advisors may require that an Investment Fund invest on certain terms that are more restrictive or less advantageous to such Investment Fund than may be available to other investors, including, without limitation, agreeing to lock up a substantial portion or all of its investment with such Advisor for an extended period of time or other restrictions on redemptions.

In addition, from time to time, certain Advisor Funds may suspend, gate or otherwise further limit redemptions, side pocket assets, make distributions in-kind in connection with redemption requests, or liquidate their portfolios. For example, GRV has suspended redemptions pending the completion of liquidation proceedings. The timeframe for the recovery of illiquid assets is typically unknown, and it may be a significant period of time before an Investment Fund is able to liquidate any assets received in respect of a distribution in-kind or to redeem from such Advisor Funds. Under certain circumstances, an Investment Fund may distribute to the Company its allocable portion of any assets received in respect of a distribution in-kind, and it may be a significant period of time before the Company is able to liquidate such assets. An Investment Fund may also distribute assets in-kind to the Company by other means. For example, GFS has, in the past, distributed assets in-kind to the Company through the distribution of interests in a liquidating trust. See “—Redemption May be in Cash or In-Kind under the Sole Discretion of the Managing Member”. All units will participate in these less liquid positions, even if such units are purchased after the Investment Funds or the Company receives a distribution in-kind or invests in the applicable Advisor Fund.

A significant portion of an Investment Fund’s assets may be allocated to such relatively less liquid Advisor Funds. An Investment Fund’s inability to redeem its interests from such Advisor Funds may have a material adverse effect on the Investment Fund’s and the Company’s portfolio mix and could materially adversely affect the ability of the managing member of the Investment Fund to successfully implement the investment program of the Investment Fund, including the ability of the managing member of the Investment Fund to rebalance the

Investment Fund’s portfolio. For example, a managing member of an Investment Fund may be required to redeem interests from more liquid Advisor Funds in order to meet redemption requests, which could result in the Investment Fund and, in turn, the Company holding a greater concentration of less liquid assets than was previously the case or in the Investment Fund incurring additional costs in connection with the redemption. In addition, significant amounts of redemption requests by Members or investors in an Investment Fund that are not offset by new subscriptions could result in the Company or the Investment Fund directly or indirectly holding a greater concentration of such less liquid Advisor Funds than was previously the case. This could have a material adverse effect on the Company’s investment mix, and could also cause the Company to postpone or suspend future Member redemptions. This could also result in the Company or the Investment Fund being required to liquidate some or all of its assets at a time when it is not considered by the Managing Member or the managing member of the Investment Fund to be an optimal time to do so, which could have a material adverse effect on the Company’s portfolio.

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

In determining whether the Company should limit or suspend redemptions as of any redemption date, the Managing Member will rely in part on information provided by each Advisor, including with respect to the Advisor’s liquidity. In certain cases, due to sudden changes in the liquidity profile of certain Advisors and other factors, an Advisor may suspend, delay or otherwise limit redemptions as of or prior to a redemption date and the Company may not learn of such suspension, delay or other limitations until after the Company’s redemption date. As a result, the Company may not be able to take action to limit redemptions as of such redemption date. Therefore, any such delayed notice could materially adversely affect the Company and its portfolio, could result in the delay of redemption payments and/or leave non-redeeming Members with a less liquid portfolio than if the Managing Member had received more timely notice regarding the liquidity of the Advisor Funds.

Substantial Redemptions Could Have a Material Adverse Effect on the Company

Substantial requests for the Company or an Investment Fund to redeem membership units of its members in a concentrated period of time, including redemption requests by GS Employees or from GS Investment Vehicles, could require the Company or the Investment Funds to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. Substantial redemptions could have a material adverse effect on the Company’s investment mix, and could also cause the Company to postpone or suspend future Member redemptions. At any time, and from time to time, a substantial portion of the units in the Company or interests in an Investment Funds may be held by one or a small number of investors. Such concentration of ownership in the Company or an Investment Fund could increase the likelihood of substantial redemptions. If the Company holds direct or indirect interests in special investments, substantial redemptions could result in the Company holding a significantly greater concentration of highly illiquid investments than was previously the case. See “—Special Risks of the Fund of Funds Structure—Advisor Fund Special Investments” below. In addition, the Managing Member may be unable to redeem interests in one or more Advisor Funds as it otherwise deems advisable in order to pay redemption requests, for among other reasons, limits imposed by an Advisor Fund on redemptions by such Investment Fund. See “—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption

Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective” above. Moreover, regardless of the time period over which substantial redemption requests are made, the resulting reduction in the Company or the Investment Funds’ NAV could make it more difficult for the Company to generate profits or recover losses. Members will not receive notification of substantial redemption requests in respect of any particular redemption date, and therefore may not be able to redeem units prior to or at the same time as the redeeming investors.

The Company funded the redemptions made in 2009, 2010, 2011 and January 2012, by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of un-invested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner. The Company also used a credit facility to fund select past redemptions. The Company currently is not a party to a credit facility. The redemptions made from the Investment Funds during 2011 to fund the redemptions made in the Company during 2011 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2012 had a material adverse effect on the value of the units or the performance of the Company.

Certain Classes of Units May Have No Lock-Up Period

If one or more GS Investment Vehicles make an investment in the Company or an Investment Fund, the Company or the Investment Fund, as applicable, expects to issue to such GS Investment Vehicles a class of interests that is not subject to a lock-up period. Since certain Investment Funds and Advisor Funds may impose greater restrictions on redemptions (including lock-ups) than those imposed by the Company or the Investment Funds on such GS Investment Vehicles, redemptions by such GS Investment Vehicles may materially adversely affect the Company and the Members. As a result, the Company or an Investment Fund may determine to meet a redemption request from such a GS Investment Vehicle by redeeming from more liquid Investment Funds or Advisor Funds, or an Investment Fund may determine to redeem from Advisor Funds that impose redemption fees. Since the Investment Funds do not charge a redemption fee on redeeming Members, any such redemption fees charged to the Investment Funds in connection with the redemption by a GS Investment Vehicle will reduce the NAV of the Investment Fund and adversely affect all Members (not just redeeming investors), including the Company. In addition, redemptions by such GS Investment Vehicles could result in the Company holding a greater concentration of less liquid Investment Funds and Advisor Funds than was previously the case. This could have a material adverse effect on the Company and could cause the Company to postpone or suspend future Member redemptions. See “—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective” and “—Substantial Redemptions Could Have a Material Adverse Effect on the Company” above.

Differing Arrangements with Members; Side Letters

The Company and the Managing Member may grant certain Members (including Goldman Sachs, GS Employees and GS Investment Vehicles) certain additional and/or different rights (including, without limitation, with respect to minimum investment amounts, access to information and liquidity terms) than are set forth in this Annual Report through the issuance of a new class of units, side letters or similar arrangements, or otherwise. As a result of such arrangements, certain Members may receive certain rights (including, but not limited to, expanded informational rights and/or enhanced liquidity terms) which other Members may not receive. For example, a Member may be granted the right to redeem units on less notice and/or at different times than other Members, which could have a material adverse effect on the Fund. See “—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective” and “—Substantial Redemptions Could Have a Material Adverse Effect on the Company” above.

In general, neither the Company nor the Managing Member will be required to notify any Member of the existence of any additional or different terms applicable to any other Member or group of Members, nor will the

Company or the Managing Member be required to offer such additional and/or different terms to any or all of the other Members. Such rights may be granted to any Member as determined by the Company and/or the Managing Member in their sole discretion, including to the Managing Member, its affiliates, GS Investment Vehicles and GS Employees, and other Members will have no recourse against the Company, the Managing Member and/or any of their affiliates as a result thereof.

The Investment Funds and Advisor Funds may also enter into similar arrangements with their investors. As a result, certain investors in the Investment Funds and the Advisor Funds may receive certain rights which the Company may not directly or indirectly receive.

Redemption May be in Cash or In-Kind under the Sole Discretion of the Managing Member

The Company may, in certain circumstances, pay redemption proceeds in respect of redeemed units by distributing securities or other assets in-kind to Members. Any such securities (including interests in Advisor Funds) and other assets distributed in-kind may not be readily marketable or saleable and may have to be held by Members (or the special purpose vehicle or liquidating trust created to hold such assets) for an indefinite period of time. The risk of loss and delay in liquidating these securities and other assets (including any expenses involved in the organization and maintenance of a special purpose vehicle or liquidating trust) will be borne by the Member, pro rata in relationship to its interest in such special purpose vehicle or liquidating trust if such assets are held in a special purpose vehicle or liquidating trust, with the result that such Member may receive less cash than it would have otherwise received on the redemption date. Assets distributed in kind will ordinarily be valued as of the applicable redemption date, although the Managing Member, in its sole discretion, may determine to value such assets as of the date such distribution is made or as of any other date. However, the value of any assets distributed in-kind will fluctuate and the value assigned thereto for purposes of such distribution may not reflect the actual amount that will be realized in connection with a disposition (or, on the eventual liquidation) of such assets.

The Investment Funds may also make in-kind distributions to their members, including the Company. For example, on March 31, 2009, the managing manager of GFS created the GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. GFS transferred to the GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. Pending the formal transfer of certain of these assets, GFS transferred to the GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from the GFS Trust in respect of GFS Trust interests will be made to investors in GFS, including the Company, as liquidity is received from the Advisors. However, the actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of GFS Trust interests as of the transfer date was an amount equal to approximately 3% of the Company’s NAV.

Valuation of the Company’s Investments

The valuation of an Investment Fund’s investments, and therefore the Company’s units, is ordinarily determined based upon valuations provided by the Advisors. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor’s compensation. Furthermore, the Managing Member and the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Company’s and the Investment Fund’s investments, as the value of the Company’s and the Investment Funds’ investments will affect the Managing Member’s and such managing member’s compensation.

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts. In the event that the managing member of an Investment Fund does not receive a valuation from an Advisor Fund on a timely basis, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, HFS may, in its sole discretion, determine the fair value of the Investment

Funds’ interests in the Advisor Fund independently of the Advisor’s valuations based on the best available information, which may be the information most recently provided by an Advisor to HFS, and any factors deemed relevant by HFS at the time of such valuation. Such determination (which will affect the Company’s NAV and, consequently, the calculation of the Management Fee and Incentive Allocation) may be materially inaccurate, including because the information available to HFS was insufficient, inaccurate or out of date. It is not expected that the Company will make adjustments to correct such determinations to reflect information that becomes available to the Company at a later date, although the Managing Member may make such adjustments in its sole discretion. As a result, the failure of an Advisor to provide adequate information to an Investment Fund on a timely basis could have a material adverse effect on the Company and the Members. See “—The Company’s NAV Estimates are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” below.

From time to time, the managing member of the Investment Funds may have reason to believe that a valuation provided to an Investment Fund by an Advisor may be inaccurate. In such event, the Investment Fund may, in the sole discretion of its managing member, delay finalizing the Investment Fund’s NAV as of the end of the applicable accounting period until the managing member of the Investment Fund has had an opportunity to meet with the Advisor regarding the basis for such valuation and/or the valuation policies and procedures by which the Advisor arrived at the valuation. Any such delay would likely result in a delay in the payment of a portion of any redemption proceeds otherwise payable in respect of redemptions requested as of the applicable redemption date (although the Company would endeavor to pay out a portion of redemption proceeds within the normal timeframe). The NAV of the Company or any Investment Fund, Advisor Fund or Managed Account as of a particular date may be materially greater than or less than the NAV of the Company or such Investment Funds, Advisor Fund or Managed Account that would be determined if its assets were to be liquidated as of such date.

The managing member of an Investment Fund may allocate assets, directly or indirectly, to Advisors that invest in assets that lack a readily ascertainable market value, including Advisor Fund Special Investments, and the NAV of the Investment Fund will be affected by the valuations of any such assets (including, without limitation, in connection with calculations of any management fee or performance-based fee or allocation at the Investment Fund level). In valuing assets that lack a readily ascertainable market value, Advisors (or affiliated or independent agents thereof) may utilize dealer supplied quotations or pricing models developed by the Advisor, affiliates of the Advisor and/or third parties including HFS or affiliates of HFS. Such methodologies may be based upon assumptions and estimates that are subject to error. The Company will generally use the valuations that are reported to the Investment Funds by the Advisors in calculating the NAV of the Company’s units for purposes of subscriptions and redemptions, as well as for calculating Management Fees and administration fees. Given the uncertainty inherent in the valuation of assets that lack a readily ascertainable market value, the value of such assets as reflected in the NAV of the Company, an Investment Fund, Advisor Fund or Managed Account may differ materially from the prices at which the applicable Advisor would be able to liquidate the assets. The value of assets that lack a readily ascertainable market value generally will not be adjusted retroactively when such investments are sold or otherwise disposed of; however, the value of such assets may be subject to later adjustment based on valuation information available to the applicable Advisor at that time including, for example, as a result of year-end audits. Any adjustment to the value of such assets may result in an adjustment to the NAV of an Investment Fund and, in turn, the Company.

The NAV used by the Company to determine the redemption price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Investment Fund. If an Investment Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any overpayment made to a redeeming Member. See “—The Company’s NAV Estimates are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” below. Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

The Company’s NAV Estimates are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future

The NAVs received by the managing member of the Investment Funds from Advisors will typically be based on estimated or unaudited reports only, and such values generally will be used to calculate NAVs and fee accruals, including for purposes of determining amounts payable on redemption, to the extent current audited information is not then available. Such valuations provided by the Advisors may be subject to later adjustment based on valuation information available at that time, including for example as a result of year-end audits.

The Company follows materiality policies to handle certain NAV-related errors that occur in the Company’s and the Investment Funds’ operation (including, without limitation, errors made in the processing of subscriptions and redemptions). Members who purchase or redeem units during periods in which errors accrue or occur may not be recompensed in connection with the resolution of the error. See “Item 1. BUSINESS— POTENTIAL CONFLICTS OF INTEREST—Error and Error Correction Policy.”

As described in this Annual Report, the Managing Member may adjust the NAV of the Company or a series of units for previous periods and make corresponding adjustments to subscriptions and redemptions during such period. Any such adjustment could adversely affect the Members and former Members. If the Managing Member elects, in its sole discretion, not to seek the payment of such amounts from a Member or former Member or is unable to collect such amounts from a Member or former Member, the NAV of the Company will be less than it would have been had such amounts been collected. In such case, any corresponding restatement of and reduction in the NAV of the Company will be borne by the remaining Members. The Company may be subject to similar adjustment provisions as members of the Investments Funds and each Investment Fund may be subject to similar adjustment provisions as an investor in an Advisor Fund.

The Company, Investment Funds and Advisors May Be Required to Accrue Amounts For Contingent Liabilities and Such Accruals May Adversely Impact Members

From time to time, the Company will be subject to liabilities (including liabilities for taxes), which may or may not be known to the Company, and which may be either actual or contingent. The Company may be required by applicable accounting standards, or may otherwise determine in the sole discretion of the Managing Member, to accrue amounts for such liabilities, and any such accrual will reduce the Company’s NAV.

In certain circumstances, the Company may not accrue amounts for a liability, including (i) because such accruals are not required by applicable accounting standards, (ii) because the facts giving rise to such liability are not known to the Company, (iii) due to uncertainties or inconsistencies in, or in the application of, the relevant law or regulations (including tax regulations) that would potentially give rise to such liability, (iv) because the Company does not anticipate that any payments relating to such liability will be required, or (v) subject to any limitations under applicable law, for other reasons in the Managing Member’s sole discretion. Members that invest in the Company at a time during which liabilities are not accrued will invest in the Company at a higher NAV than had such liabilities been accrued at the time of the applicable investment. In the event that the Company subsequently is required or, subject to any limitations under applicable law, determines to accrue amounts for such liabilities and/or is required to pay amounts relating to such liabilities, such accruals and/or payments will reduce the Company’s NAV. Members in the Company at the time when the Company determines to accrue for such liabilities and/or is required to pay amounts relating to such liabilities generally will bear the entire amount of such accrual and/or payment even though they may not have been Members during the period to which the liabilities are attributed.

In addition, Members that redeem from the Company at a time during which liabilities are not accrued will redeem from the Company at a higher NAV than if such liabilities had been accrued at the time of the applicable redemption and, likewise, Members that redeem units at a time during which liabilities are accrued will redeem from the Company at a lower NAV than if such liabilities had not been accrued at the time of the applicable redemption. In the event that amounts associated with accrued liabilities do not subsequently become payable and the amounts of the liabilities are reduced, causing the NAV of the Company to increase, the benefits of such increased NAV will accrue to Members at the time such liabilities are reduced, and Members who previously redeemed generally will not receive additional compensation or otherwise share the benefit of such increase.

The Company’s ability to accurately accrue for liabilities may be adversely affected because the Company will have limited access to information regarding the Advisors and Advisor Funds that may be necessary in order for the Company to make the necessary accrual decisions. Furthermore, any differences in the application of accounting standards and/or process for making accounting determinations between an Advisor Fund or Investment Funds and the Company may also affect the Company’s ability to accurately accrue for liabilities related to its direct or indirect investment in such Advisor Fund or Investment Fund.

The Advisors, the Investment Funds and Advisor Funds will also be subject to actual and contingent liabilities and may make adjustments and take measures with respect to the Fund’s investment in such Advisor, Investment Fund or Advisor Fund. Consequently, the Company will be subject to similar risks as those discussed above through its investment with such Advisors, Investment Funds and Advisor Funds.

The Managing Member of the Investment Funds May Make Investment Decisions Based on Limited or Incomplete Information

The managing member of the Investment Funds may not have certain information about markets, investments, Advisors and Advisor Funds that other investment managers or current or prospective investors in Advisors or Portfolio Funds have. This may include information that, if known to the managing member of the Investment Funds, might cause the managing member to seek to dispose of, retain or increase investments with Advisors, or take other actions. In some cases, other areas of Goldman Sachs may be in possession of such information in respect of markets, investments, Advisors and Advisor Funds and the managing member of the Investment Funds may not have access to such information and Goldman Sachs will be under no duty to make any such information available to the managing member of the Investment Funds. See “Item 1. BUSINESS— POTENTIAL CONFLICTS OF INTEREST—Management of the Company by the Managing Member—Potential Restrictions and Issues Relating to Information Held By Goldman Sachs.” Similarly, in making investment decisions, Advisors may have limited information regarding certain prospective investments than do other parties, including parties with which the Advisors may engage in various transactions. Thus, the Advisors may make investment decisions that they otherwise would not have made had it had more complete information, and such decisions may result in losses.

Reliance on Technology

The managing member of the Investment Funds and certain Advisors may utilize technology and investment models in their investment programs. For example, certain Advisors may utilize quantitative portfolio models to seek to allocate assets. These models, among other things, may forecast relative returns for, risk levels and volatility of, and correlations among strategies and investments. However, these models may, for a variety of reasons, fail to accurately predict such factors, including because of scarcity of historical data in respect of certain strategies and investments, erroneous underlying assumptions or estimates in respect of certain data or other defects in the models, or because future events may not necessarily follow historical norms. There can be no assurance that the predictive models of an Advisor are adequate or that the models will be adequately utilized by the Advisor. In addition, certain investment strategies may be dependent upon various computer and telecommunications technologies. The successful implementation and operation of these strategies could be severely compromised by telecommunications failures, power loss, software-related “system crashes,” fire or water damage, or various other events or circumstances.

Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members

Legal, tax and regulatory changes are expected to occur during the term of the Company that may materially adversely affect the Company and the Investment Funds (including changes under the Exchange Act) and the ability of the Company to achieve its investment objective and pursue its investment strategies). Recent legislation, including the enactment of the Dodd-Frank Act and the European Parliament’s adoption of the AIFM Directive (as defined below), and certain proposed rules and regulations may require material changes to the business and operations of, or have other adverse effects on, the Company, the Investment Funds and the Advisors. For example, many Advisors that were not previously required to register as investment advisers under the Advisers Act will now be required to register. Such requirement may increase the operating expenses of the Advisor Funds and the Advisors, as well as the administrative burden of managing Advisor Funds, which could have a material adverse effect on the Advisor Funds. In addition, the CFTC has finalized a rule repealing the exemption under CFTC Rule 4.13(a)(4). The Managing Member may continue to operate the Company in accordance with CFTC Rule 4.13(a)(4) until December 31, 2012, but expects to operate the Company thereafter as an “exempt pool” in accordance with CFTC Rule 4.7, which could subject the Company to certain additional costs, expenses and administrative burdens. Furthermore, as a result of the Dodd-Frank Act and related CFTC and SEC rules (many of which have not yet been finalized), the swaps markets will be subject to significant regulation, potentially including, without limitation, increased margin requirements and mandatory centralized clearing and execution of swap transactions. The swaps markets regulated by the Dodd-Frank Act generally include all of what has historically been known as the over the counter derivatives market. These new regulations may result in increased costs, reduced profit margins and reduced investment opportunities, all of which may negatively impact the performance of the Advisors, the Investment Funds and the Company.

In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Act and the regulations that will need to be developed pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on the Company, the Investment Funds, the Advisors and the markets in which they trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies. Further, the legal, tax and regulatory environment for hedge funds, investment advisers, and the instruments that they utilize (including, without limitation, derivative instruments) is continuously evolving. The ability of the Company, the Investment Funds and the Advisors to pursue their respective investment strategies may be adversely affected due to additional regulatory requirements or changes to regulatory requirements applicable to the Company and the Investment Funds, such as requirements that may be imposed due to other activities of Goldman Sachs (including, without limitation, as a result of Goldman Sachs electing to be regulated as a BHC) or as a result of the investment in the Company or the Investment Funds by certain investors or types of investors (including, without limitation, investors subject to ERISA). See “—Regulation as a Bank Holding Company” and “—The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds” below. Any changes to current regulations or any new regulations applicable to Goldman Sachs, the Company, the Investment Funds, the Advisors and/or Advisor Funds could have a materially adverse affect on the Company, the Investment Funds and the Advisors (including, without limitation, by imposing material tax or other costs on Advisor Funds, Investment Funds or the Company, by requiring a significant restructuring of the manner in which Advisor Funds or Investment Funds are organized or operated or by otherwise restricting the Company, the Investment Funds and the Advisors).

Moreover, the Company, the Managing Member, the Investment Funds, the managing member of the Investment Funds or its affiliates and/or service providers or agents of the Company, the Managing Member, the Investment Funds or the managing member of the Investment Funds may from time to time be required or may, in their sole discretion, determine that it is advisable to disclose certain information about the Company, the Investment Funds and the Members, including, but not limited to, investments held by the Company and the names and level of beneficial ownership of Members, to (i) one or more regulatory and/or taxing authorities of certain jurisdictions which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests and/or (ii) one or more counterparties of, or service providers to, the Managing Member or the Company. By virtue of entering into the subscription agreement, each Member will have consented to any such disclosure relating to such Member.

The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds

In July 2010, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (as it may be amended, and together with the regulations to be promulgated thereunder, the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act includes the so-called “Volcker Rule,” which will become effective on July 21, 2012. Proposed rules to implement it have recently been issued. Under the Volcker Rule, Goldman Sachs can “sponsor” or manage hedge funds and private equity funds only if certain conditions are satisfied. Among other things, these Volcker Rule conditions generally prohibit banking entities (including Goldman Sachs and its affiliates) from engaging in “covered transactions” and certain other transactions with hedge funds or with investment vehicles or funds controlled by such hedge funds.

“Covered transactions” include loans or extensions of credit, purchases of assets and certain other transactions (including derivative transactions and guarantees) that would cause the banking entities or their affiliates to have credit exposure to funds managed by their affiliates. In addition, the Volcker Rule requires that certain other transactions between Goldman Sachs and such entities be on “arms’ length” terms. It also prohibits any banking entity from engaging in, among other things, any transaction, class of transactions or activity that would involve or result in a banking entity’s interests being materially adverse to the interests of its clients, customers or counterparties. The Company and the Investment Funds do not expect to engage in such transactions with Goldman Sachs to any material extent. As a result, the prohibition on covered transactions between Goldman Sachs and the Company and the Investment Funds, and the prohibition on engaging in transactions involving or resulting in a material conflict of interest, are not expected to have a material effect on the Company. However, because the restrictions on transactions described above could also apply to transactions between Goldman Sachs and an underlying Advisor Fund (as a result of the Company’s or an Investment Fund’s investment in such Advisor Fund or otherwise), Advisors may restrict or limit investments by the Company, the Investment Funds and other investment funds managed by the Managing Member and its affiliates in the Advisor Funds managed by such Advisors. The Managing Member may also restrict or limit investments by the Company, the Investment Funds and other Advisor funds managed by the Managing Member and its affiliates in Portfolio Funds managed by such Advisors or limit voting or other rights. These restrictions could materially adversely affect the Company, the Investment Funds and/or Advisors, including because the restrictions could result in the Company, the Investment Funds or Advisors foregoing certain investments or investment strategies or taking other actions, which actions could disadvantage the Company.

As noted above, under the Volcker Rule, Goldman Sachs can “sponsor” and manage hedge funds and private equity funds only if certain conditions are satisfied. While Goldman Sachs intends to satisfy these conditions with respect to the Company and the Investment Funds, if for any reason Goldman Sachs is unable to, or elects not to, satisfy these conditions or any other conditions under the Volcker Rule, then Goldman Sachs may no longer be able to act as the managing member and commodity pool operator of the Company and the Investment Funds. In such event, the structure, operation and governance of the Company or the Investment Funds may need to be altered such that Goldman Sachs is no longer deemed to sponsor the Company or the Investment Funds or, alternatively, the Company or the Investment Funds may need to be terminated. In addition, other sections of the Dodd-Frank Act may adversely affect the ability of the Advisors to pursue their respective trading strategies, and may require material changes to the business and operations of, or have other adverse effects on, the Company and the Advisors.

AIFM Directive

The European Parliament recently adopted the European Union (“EU”) Directive on Alternative Investment Fund Managers (the “AIFM Directive”), which will regulate Advisors domiciled in the EU and Advisors that manage Advisor Funds domiciled or marketed in the EU. The AIFM Directive imposes certain requirements and restrictions on such Advisors, which differ based on the domicile of the applicable Advisor and Advisor Fund and the circumstances under which an Advisor Fund is marketed in the EU. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. It is anticipated that applicable Advisors will become subject to regulation under the AIFM Directive beginning in early 2013. However, the legislative process of enacting and implementing the AIFM Directive is ongoing and significant tasks relating to interpretation, the provision of guidance and rulemaking by certain agencies under the AIFM Directive remain outstanding. Consequently, the ultimate impact that the AIFM Directive will have on applicable Advisors and Advisor Funds remains uncertain. As a result of the AIFM Directive, an Advisor may be restricted from marketing Advisor Funds in the EU, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the applicable Advisor, Advisor Funds and any associated fees and income charged by such Advisor (e.g., Advisors’ management and/or performance fees).

Regulation as a Bank Holding Company

Because Goldman Sachs is currently deemed to “control” the Company and the Investment Funds within the meaning of the BHCA, it is expected that the restrictions imposed by the BHCA and related regulations applicable to Goldman Sachs will apply to the Company and the Investment Funds as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, may restrict the transactions and relationships between the Managing Member (in its capacity as managing member of the Company or the Investment Funds, as applicable), Goldman Sachs and their affiliates, on the one hand, and the Company and the Investment Funds, on the other hand, and may restrict the investments and transactions by, and the operations of, the Company and the Investment Funds. For example, the BHCA regulations applicable to Goldman Sachs, the Company and the Investment Funds may, among other things, restrict the ability of the Company and the Investment Funds to make certain investments or the size of certain investments, impose a maximum holding period on some or all of the Company’s investments, restrict the Managing Member’s ability to participate in the management and operations of the companies in which the Company and the Investment Funds directly or indirectly invest (including by requiring the Investment Funds to acquire interests in Advisor Funds that have limited or no voting rights), and restrict the ability of Goldman Sachs to invest in the Company and the Investment Funds. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances positions held by Goldman Sachs and accounts or other investment funds sponsored, managed or advised by Goldman Sachs (including accounts in which Goldman Sachs and its personnel have an interest) may need to be aggregated with positions held by the Company and the Investment Funds. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for such accounts (including accounts in which Goldman Sachs and its personnel have an interest), which may require the Company and the Investment Funds to limit and/or liquidate certain investments. See “Item 1. BUSINESS—POTENTIAL CONFLICTS OF INTEREST.” In the event that the Company or an Investment Fund is deemed to “control” any Advisor Fund or Advisor for purposes of the BHCA (as a result of the investment in such Advisor Fund by the Company or an Investment Fund, the receipt of any rights with respect to such Advisor or otherwise), the foregoing restrictions may also apply to such Advisor Fund or Advisor. See “—Advisors’ Activities May be Limited Due to Investment by the Company; Advisors May Limit Investment by the Company” below.

These restrictions may materially adversely affect the Investment Funds and, in turn, the Company by, among other things, affecting the Managing Member’s (and, potentially, an Advisor’s) ability to pursue certain strategies within the Investment Funds’ (or the applicable Advisor Fund’s) investment program or trade in certain securities. In addition, Goldman Sachs may cease in the future to qualify as an FHC, which may subject the Company and the Investment Funds to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs, the Company and the Investment Funds will not change, or that any such change will not have a material adverse effect on the Company and the Investment Funds.

Advisors’ Activities May be Limited Due to Investment by the Company; Advisors May Limit Investment by the Company

To the extent that an Investment Fund’s investment (and/or any investments by other funds and clients managed or advised by the Managing Member or an affiliate) constitutes a significant percentage of an Advisor Fund, such Advisor’s trading activities, including trading in certain securities, may be restricted due to certain regulatory restrictions applicable to Goldman Sachs (including relating to the aggregation of positions among different funds and accounts) and internal Goldman Sachs policies. Such restrictions may limit the opportunities or investment activities of the Advisor and, consequently, may adversely affect the performance of the Company’s investment with such Advisor. In order to reduce or avoid any such restrictions, Advisors may reject, limit or restrict investments by the Investment Funds and other investment funds managed by the Managing Member and its affiliates in the Advisor Funds managed by such Advisors. As a result, the Investment Funds may be unable, or may be limited in their ability, to make investments with certain Advisors. See “—Regulation as a Bank Holding Company” and “—The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds” above and “Item 1. BUSINESS—POTENTIAL CONFLICTS OF INTEREST—Potential Limitations and Restrictions on Investment Opportunities and Activities of Goldman Sachs and the Fund.”

Conflicts of Interest

Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base. In those and other capacities, Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises. Such activities and dealings may give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under Item 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

Special Considerations Applicable to the Continuous Offering of Units

The Company may accept additional subscriptions for units, from time to time, as determined by the Managing Member, in its sole discretion, and in accordance with the Company’s LLC Agreement. During certain historic periods, the Company only took investments from existing Members and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2011. Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to such subscriptions, which could have an adverse impact on the existing Members’ interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the interests of the Investment Fund’s existing members (including the Company) in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments underperform its prior investments. Each Advisor Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Advisor Fund’s governing documents), which will further dilute the indirect interests of the Investment Fund’s existing members (including the Company). In addition, it is expected that certain Advisors will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a “high-water mark” attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. Any value attributable to the fact that no performance-based compensation will be paid to an Investment Fund’s Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) will not be taken into account in determining the NAV of the Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for such Investment Fund’s membership units, because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

Limited Regulatory Oversight; Members not Afforded Protection of the Investment Company Act

The Company and each of the Investment Funds, in reliance upon an exemption available to privately offered investment companies, are not required to register as investment companies and have not registered as such under the Investment Company Act. Thus, the provisions of the Investment Company Act intended to provide various protections to investors (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates, require securities of an investment company held in custody to be individually segregated at all times from the securities of any other person and marked to clearly identify such securities as the property of such investment company and regulate the relationship between the adviser and the investment company) are not applicable. Moreover, the Advisor Funds in which the Investment Funds invest generally are not registered as investment companies, and the Investment Funds and the Company, in turn, are not provided the protections of the Investment Company Act. In addition, the Advisors may not be registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Therefore, the Investment Funds and the Company, as investors with such Advisors, will not have the benefit of certain of the protections of the Investment Advisers Act.

It is anticipated that the Advisors to which the Investment Funds will allocate assets generally will maintain custody of their assets with brokerage firms which do not separately segregate such customer assets as would be required in the case of registered investment companies. Under the provisions of the U.S. Securities Investor Protection Act of 1970, as amended, the bankruptcy or failure of any such brokerage firm is likely to have a greater adverse impact on an Investment Fund and, in turn, on the Company than would be the case if custody of assets were maintained in accordance with the requirements applicable to registered investment companies. There is also a risk that an Investment Fund’s Advisor could convert assets committed to it by an Investment Fund to its own use or that a custodian could convert to its own use assets committed to it by an Advisor. There can be no assurance that the Advisors or the entities they manage will comply with all applicable laws and that assets entrusted to the Advisors will be protected.

As of December 31, 2004, the Company had more than 499 Members. As a result, the Company filed the Registration Statement and is subject to the requirements of the Exchange Act, including the requirement to publicly file with the SEC Filings. In addition, because the Company is registered under the Exchange Act, the Company is also subject to certain of the provisions of the Sarbanes Oxley. The Company will incur costs in connection with complying with the requirements of the Exchange Act and Sarbanes Oxley. The Company does not expect that these costs will be material.

Pursuant to the rules and regulations promulgated under the Exchange Act, investors may be required to make public filings with the SEC in certain circumstances. For example, an investor deemed to be the beneficial owner of more than 5% of the outstanding units for purposes of Section 13(d) of the Exchange Act will generally be required to file a Schedule 13D or Schedule 13G, as applicable, in respect of such investor’s interest in the Company. In addition, an investor deemed to be the beneficial owner, for purposes of Section 16 of the Exchange Act, of more than 10% of any class of equity securities registered under the Exchange Act will be required to file Forms 3, 4 and 5 with respect to such investor’s interest in the Company and will be subject to the short-swing profit liability rules under Section 16 of the Exchange Act.

Furthermore, although the Managing Member is registered with the CFTC under the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”), as a commodity pool operator (a “CPO”) with respect to other pools that it operates, the Managing Member currently operates the Company as if it were exempt from registration as a CPO pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) units may be purchased only by natural persons who are “qualified eligible persons” as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are “qualified eligible persons” as defined in Rule 4.7 under the Commodity Exchange Act or “accredited investors” as defined in Rule 501(a)(1)-(3), (a)(7) or (a)(8) of Regulation D under the Securities Act. Therefore, the Managing Member is not currently required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company. The CFTC has recently issued rules repealing the exemption under CFTC Rule 4.13(a)(4). The Managing Member may continue to operate the Company in accordance with CFTC Rule 4.13(a)(4) until December 31, 2012, but expects to operate the Company thereafter as an “exempt pool” in accordance with CFTC Rule 4.7, which would exempt the Managing Member from having to deliver a CFTC compliant disclosure document, subject to certain terms and conditions.

Government Investigations

In the event that an Advisor or any current or former principal, director, trustee, manager, member, partner, officer, employee or affiliate thereof becomes the subject of (or is otherwise involved in) any formal or informal investigation by a governmental or regulatory agency or is otherwise suspected to have engaged in or be involved in any wrongdoing (including through reports in the press), such event may have a material adverse effect on the Advisor and its operations, regardless of whether such Advisor or other person is ultimately charged or found to have engaged in any wrongdoing. Such investigation or suspicion may cause reputational and other harm to the applicable Advisor (and, potentially, the Company) and may dissuade new investors from investing with such Advisor, or result in substantial redemptions from Advisor Funds managed by such Advisor and/or the imposition of suspensions or other limitations on redemptions from, the liquidation of and/or other consequences to such Advisor Funds. Such events could adversely affect the value and/or liquidity of the Company’s direct or indirect investment in the applicable Advisor Funds. In addition, such an investigation may divert an Advisor’s attention from its investment management responsibilities, which could have a material adverse effect on the Company’s direct or indirect investments with such Advisor.

Secondary Investments

The Company and the Investment Funds may sell direct or indirect interests in Advisor Funds (or interests in specific assets held by such Advisor Funds) through secondary market transactions. Valuation of assets sold in a secondary market transaction may be difficult, as there generally will be no established market for these assets. In addition, these assets may be sold at a discount to the current NAV because of liquidity or other considerations, and such discount may be significant. The value of any interests in Advisor Funds (or interests in specific assets held by such Advisor Funds) sold through secondary market transactions may fluctuate, and the sale price of such interests may not reflect the actual amount that will be realized in connection with a disposition (or, on the eventual liquidation) of such interests.

Investments in Exchange-Traded Advisor Funds

From time to time, the Company may (directly or indirectly through an Investment Fund) invest in shares or other interests of Advisor Funds which are traded on a stock exchange. Unlike a typical private investment fund, an investor (including the Company) holding shares of an exchange-traded Advisor Fund generally will not have the right to require the Advisor Fund to redeem its shares. Instead, if an investor wishes to realize all or a portion of its investment in the exchange-traded Advisor Fund, it must sell its shares through the applicable exchange at a price set by the market, and the market value of the shares may trade at a significant discount to NAV for extended periods of time or at all times. In addition, there can be no assurance that an active, sustained trading market in the shares of an exchange-traded Advisor Fund will develop and, if no such market is developed, the price and liquidity of such shares may be adversely affected.

The Company and the Investment Funds Do Not Currently Intend to Participate Fully in New Issues

Since the Investment Funds currently intend to notify Advisors that the Investment Funds are “restricted persons” for purposes of FINRA Rule 5130 and FINRA Rule 5131, the Company and the Investment Funds do not expect to participate fully in offerings of new issues. However, this intention could change at any time as determined by the Managing Member or the managing member of the Investment Funds, as applicable, each in its sole discretion. FINRA Rule 5130 and FINRA Rule 5131 limit the ability of FINRA member firms to sell securities of new issues to certain classes of “restricted persons.” Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating fully in new issues, the Company and the Investment Funds will not share in any such increases (or will receive only a de minimis share of any such increases).

Performance of the Company, the Investment Funds, the Offshore Fund, Affiliated Funds and Advisors is not Indicative of Future Results

The Company and the Investments Funds have a limited operating history upon which Members and others can evaluate their likely performance. It is expected that the Offshore Fund will invest in Offshore Investment Funds, each of which generally expect to invest on a side-by-side basis with one of the Investment Funds, in each investment in proportion to each such entity’s available capital. However, there can be no assurance that the structure of certain investment transactions, legal requirements, available cash and tax, ERISA or other considerations will not result in an Investment Fund being able to invest in an investment not made by the corresponding Offshore Investment Fund or investing in different proportions. As a result, the investment performance of the Company and the Offshore Fund may vary significantly.

Other pooled investment vehicles and separate accounts formed, sponsored, managed, or advised by Goldman Sachs, including investment funds and separate accounts that have investment objectives that are similar to those of the Company, the Investment Funds and the Offshore Fund, may invest in potential investments of the Company, the Investment Funds and the Offshore Fund, such as Advisor Funds, including on a side-by-side basis with the Company, the Investment Funds and the Offshore Fund. The results of such investment vehicles and separate accounts, and any other pooled investment vehicle or separate account formed, sponsored, managed, or advised by Goldman Sachs, including investment funds and separate accounts that have or have had investment objectives that are similar to, or different from, those of the Company, the Investment Funds or the Offshore Fund, are not indicative of the results that the Company, the Investment Funds or the Offshore Fund may achieve. The investment performance of the Company, the Investment Funds, the Offshore Fund and any such pooled investment vehicle or separate account may vary significantly as a result of different investments and/or different investment allocations made by the Company, the Investment Funds and the Offshore Fund, respectively, due to the specific investment and return objectives, investment allocation strategies, investment guidelines and constraints of the entities, the structure of certain investment transactions, legal requirements or tax considerations and due to other factors. See “ Item 1. BUSINESS—POTENTIAL CONFLICTS OF INTEREST.” The Investment Funds make allocations to a different portfolio of Advisors and securities and, accordingly, their results, and, in turn, the results of the Company, are independent of the results obtained by those funds and accounts. See “Item 1. BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors.”

Similarly, many of the Advisors have limited or no track records and/or operating histories. The past investment performance of any of the Advisors with which the Investment Funds invest or with which other investment funds or accounts managed by Goldman Sachs invest or have invested should not be construed as an indication of the future results of such Advisors or of the Company. Moreover, past performance is no assurance of future returns.

Derivatives Linked to the Performance of the Company

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

Investing Prior to Receipt of Subscription Monies and Prior to the Effective Date of Subscriptions

The Company may, in the sole discretion of the Managing Member, begin making investments at any time prior to the effective date of subscriptions for units on the basis of anticipated subscriptions. In addition, without limiting the generality of the foregoing, the Company may, in the sole discretion of the Managing Member, begin making investments on or after the effective date of a subscription on the basis of anticipated receipt of funds with respect to the subscription even if such funds were not received on such effective date. Pursuant to the subscription agreement, Member will be liable for any losses or costs arising out of or relating to the non-payment or late payment of subscription monies, including any losses or costs incurred as a result of the Company making investments on the basis of anticipated receipt of such monies as of the effective date of a subscription. These practices could have an adverse effect on the Company. Non-payment or late payment of subscription monies may result in losses and costs to the Company, and the Company may not ultimately recoup such losses or costs from the applicable Member. In addition, the Managing Member may make investments or other portfolio decisions in anticipation of subscriptions that would not have been made were it known that the subscriptions would not be made or would be made late, which could have an adverse effect on the Company’s portfolio. Similar consequences could occur in the event that the Investment Funds begin making investments prior to the effective date of subscription for interests on the basis of anticipated subscriptions.

Cross-Class Liability

Assets and liabilities of the Company may be attributable to certain classes of units and not others. For example, in the future, if the Company directly or indirectly participates fully in “new issues,” as such term is defined under FINRA Rule 5130, only those Members who are not “restricted persons” under FINRA Rule 5130 and are otherwise eligible to participate fully in such new issues under FINRA Rule 5131 will be issued units that participate fully in such new issues, and other Members may either not receive an allocation of new issues gains and losses, or receive a de minimis allocation of new issues gains and losses. See “—The Company and the Investment Funds Do Not Currently Intend to Participate Fully in New Issues” above. However, the liabilities of any class of units constitute liabilities of the Company as a whole and, as a result, if the liabilities of a class of units exceed its assets, all Members (including Members that did not hold units of such class) could be adversely impacted by liabilities attributable to a specific class of units.

Special Risks of the Fund of Funds Structure

The following risks relate to the fact that the Company allocates assets to Investment Funds and Advisors.

A Member’s Investment in the Company Will be Affected by the Investment Policies and Decisions of Advisors Which are Outside the Company’s Control

Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member’s investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund’s assets that are invested, directly or indirectly, with each Advisor. See “—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful.” Consequently, the performance of the Company will be affected by, and the Company will be the subject to, the same risks to which the Advisors are subject. Certain risks related to the investment strategies and techniques utilized by the Advisors are described under “—Investment Related Risks” below.

Investment Fund Allocations to Advisor Funds are Difficult to Monitor and Control

In order to meet its investment objective, the managing member of the Investment Funds may invest all or a substantial portion of the Investment Funds’ assets in Advisor Funds, rather than allocating assets to Advisors through other means such as via Managed Accounts. It is expected that the managing member of the Investment Funds generally will have less ability to monitor such investments, to obtain full and current information and to exercise control rights over such investments than with respect to allocations of assets to Managed Accounts. This could have an adverse effect on the performance of such investments and, therefore, on the performance of the Investment Funds and the Company.

Interests in an Advisor Fund acquired by an Investment Fund following the initial offering of interests in the Advisor Fund will represent interests in an operating fund, which may have significant open positions. When the Investment Fund acquires interests in an operating Advisor Fund, the application of the relevant Advisor’s trading approach to its investment positions may affect the performance of the Investment Fund’s investment in the Portfolio Fund. For example, the Investment Fund will not have received the benefit of any profits on open positions prior to acquiring such interests and subsequent losses will constitute an absolute loss to the Investment Fund. In addition, the Investment Fund may be liquidated out of a position that may have continued to generate substantial profits.

Managed Account Allocations

The Investment Funds may place assets with a number of Advisors by opening Managed Accounts. It is possible, given the leverage at which certain of the Advisors of an Investment Fund will trade, that allocations of an Investment Fund to an Advisor through a Managed Account could result in losses that exceed the amount the Investment Fund has allocated to such Advisor to invest. Therefore, Managed Accounts expose the Investment Funds to theoretically unlimited liability.

Risks Associated With Certain Methods for Allocating Assets to Advisors

The Investment Funds will typically allocate assets to an Advisor by purchasing an interest in an Advisor Fund managed by the Advisor. The Investment Funds may, however, allocate assets to Advisors by various other means. For example, the managing member of the Investment Funds may access an Advisor by allocating assets to Alternative Investments. There are additional costs and risks associated with such investments, which could adversely affect the Investment Fund. Alternative Investments may impose higher costs on investors (including the Investment Funds and the Company) than a direct investment in an Advisor Fund because investors will have to bear an additional layer of operational fees and expenses. Such fees and expenses could be material. For example, investments though managed account platforms will bear the fees and organizational, offering and operating expenses of the applicable platform investment vehicles and the platform, which are typically more expensive than investing in a related Advisor Fund. Certain Alternative Investments may be smaller (with lower NAVs) than comparable Advisor Funds and may therefore impose higher costs on investors as a percentage of their investment.

Further, an Investment Fund’s indirect investment in an Advisor Fund through Alternative Investments (e.g., a feeder fund) generally will not be tracked separately from other investors in such vehicle. This means that the Investment Funds generally will share in any open positions, including any Advisor Fund Special Investments or other illiquid investments, in the Advisor Fund held by such Alternative Investments prior to the Investment Fund’s investment in such Alternative Investments. As a result, the liquidity and/or performance associated with the Investment Fund’s indirect investment in an Advisor Fund through such Alternative Investments may be worse than had the Investment Fund invested in the Advisor Fund directly. Furthermore, performance-based compensation charged by an Advisor on the appreciation of the net assets of the Advisor Fund will generally be shared pro rata by all investors in the Alternative Investments (including the Investment Fund), regardless of the amount of appreciation (if any) since the Company’s investment in such vehicle.

Certain Alternative Investments may raise other risks. For example, when investing through a managed account platform, the Investment Fund will be relying on the platform sponsor or arranger, which may have limited experience in arranging and servicing the managed account platform. In addition, the Investment Fund may invest in an Advisor Fund indirectly by purchasing or entering into derivatives. Indirect investments through derivatives carry with them the credit risk associated with the applicable counterparty. In addition, a derivative may be structured in a manner that provides greater leverage than a direct investment in the Advisor Fund.

As a result of, among other factors, differences in the assets, leverage, liquidity, investment guidelines and restrictions (including regulatory or other requirements applicable to Goldman Sachs and/or internal policies of Goldman Sachs relating to regulatory or other requirements), and the terms, costs, structure and operations of certain Alternative Investments, the performance of such Alternative Investments could differ significantly from, and could materially underperform, the performance of a comparable investment fund managed by the same Advisor.

The Investment Funds’ and the Advisors’ Investments May not be Diversified and There Can be no Assurance That the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals

The Managing Member will have no constraints on the percentage of the Company’s assets allocated to any single Investment Fund, Advisor, group of Advisors, or Investment Sector or strategy. The managing member of the Investment Funds will have no constraints on the number of Advisors allocated Investment Fund assets at any one time, or the percentage of an Investment Fund’s assets allocated to any single Advisor, group of Advisors, or investment strategy, although the managing member of each of GTT and GELS will not allocate more than 25% of the total assets of the applicable fund to any single Advisor at the time of investment in such Advisor. There are no restrictions on the amount of assets of GFS that its managing member can allocate to any single Advisor. No assurance is given as to any level of multiple Advisor diversification or diversification among the Investment Sectors or Investment Funds. Greater concentration with any single Advisor or in any single Investment Sector or

Investment Fund may entail additional risks and likely will increase the adverse effect on the Company of any problems experienced by an underlying Advisor (including without limitation any suspension of redemptions by such Advisor), since such Advisor is more likely to make up a significant portion of the Company’s assets.

Advisors may at certain times hold large positions in a relatively limited number of investments. The Company could be subject to significant losses if an Advisor holds a large position in a particular investment that declines in value that cannot be liquidated without adverse market reaction or is otherwise adversely affected by changes in market conditions or circumstances. Additionally, Advisors may target or concentrate their investments in particular markets, sectors, or industries. Those Advisors that concentrate in a specific industry or target a specific strategy will also be subject to the risks of that industry or strategy, which may include, but are not limited to, rapid obsolescence of technology, sensitivity to regulatory changes, nationalization, expropriation, political or economic conditions, minimal barriers to entry, and sensitivity to overall market swings. As a result, the NAVs of such Advisors may be subject to greater volatility than those of investment vehicles that are subject to diversification requirements and this may negatively impact the NAV of the Company.

Portfolio Management; Limitations on Ability to Rebalance Portfolio

The Managing Member may at certain times be unable to reallocate the Company’s assets among the Investment Funds as it determines is advisable in order to achieve the Company’s investment objective due to a number of factors including, without limitation, those described in “—General Risks—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective.” Similarly, an Investment Fund may at certain times be unable to reallocate its assets among the Advisors as it determines is advisable in order to achieve its investment objective. If imbalances in the allocations occur because the Company or an Investment Fund is unable to reallocate on a timely basis, losses occurring as a result could cause the Company to suffer significantly greater losses than would be the case if the Company’s or the Investment Fund’s allocation goals had been achieved. In the event that the Company is able to make investments in Investment Funds only at certain times, the Company may hold cash or invest any portion of its assets that is not invested in Investment Funds in cash equivalents, short-term securities or money market securities pending allocation to Investment Funds. The Investment Funds are permitted to hold cash or invest any portion of their assets that are not invested with Advisors in cash equivalents, short-term securities or money market securities in the same manner as the Company. During the time that the Company’s assets are not invested with Advisors, that portion of the Company’s assets will not be used to pursue the Company’s investment objective. The Management Fee will be charged on all assets in the Company, including any cash or cash equivalents.

Investors in the Investment Funds or one or more of the Advisor Funds may be permitted to withdraw more of their interests with greater frequency and/or under otherwise more favorable terms than the Company or the Investment Funds. This could materially adversely affect the Company and the Members.

Members Are Subject to Multiple Levels of Fees and Expenses Because of the Company’s Structure and the Fee Structure of the Company May Create Incentives for Advisors to Make Risky Investments

Although in many cases investor access to the Advisors may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing with Advisors indirectly through the Company, via the Investment Funds, the investor bears any asset-based fees and performance-based fees or allocations at the Company level, in addition to any asset-based fees and performance-based fees or allocations at the Advisor level. Moreover, Members bear a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage expenses and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if the Member invested with the Advisors directly or in a fund which did not utilize a “fund of funds” structure. See ITEM 1 “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

In addition to the Incentive Allocation, the Company will, through its investment in the Investment Funds, be subject to a performance-based fee or allocation from each Advisor to which assets are allocated, irrespective of the performance of other Advisors, the Investment Funds and the Company generally. Accordingly, an Advisor with positive performance may receive performance-based compensation from an Investment Fund, and thus indirectly from the Members, even if such Investment Fund’s overall performance is negative. The performance-based compensation received by the managing member of the Investment Funds and an Advisor also may create an incentive for the Investment Funds or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Such compensation may be based on calculations of realized and unrealized gains made by the managing member of the Investment Funds and the Advisors.

Advisors Invest Independently and May Hold Economically Offsetting Positions

Each of the Advisors generally makes investment decisions wholly independently of other Advisors and may at times hold, or cause the Company to hold, via the Investment Funds, economically offsetting positions. One Advisor may also purchase securities of an issuer whose securities are being sold by another Advisor at the same time. Consequently, the Company may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. Furthermore, it is possible that from time to time, various Advisors and the Investment Funds may be competing with each other for the same positions in one or more markets.

Dilution, Concentration and Allocation Related to Limited Capacity of Advisors

Certain Advisors’ trading approaches can accommodate only a limited amount of capital. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds’ assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Due to the asset-based fees that Advisors will normally be entitled to receive, Advisors may have an incentive to accept additional capital and may do so even where their investment program cannot accommodate such additional capital.

In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor’s capital capacity. See ITEM 1. “BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors”. Advisors may in their discretion also limit the capacity available to the Investment Funds or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds’ investment in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds’ portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds’ portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds’ portfolio were less concentrated and the economic returns of the Investment Funds may thereby be materially adversely affected.

In determining how to allocate investment opportunities among the Investment Funds and any other investment funds or accounts, the managing member will take into account the investment objectives of each such investment fund or account, the capital capacity of the Advisors, and such other considerations as deemed relevant in its sole discretion. Certain Advisors to which the Investment Funds have previously allocated assets may be closed to new investments or may otherwise limit subscriptions (a “Closed Advisor”). The managing member of the Investment Funds may determine, for various reasons, including without limitation, strategic fit and other portfolio construction considerations, that a Closed Advisor is more appropriately included as part of the portfolio of another of its investment funds or accounts rather than the Investment Funds. In such event, the managing member of the Investment Funds may cause the Investment Funds to transfer their interests in such Closed Advisor to another investment fund or account managed by the managing member of the Investment Funds, notwithstanding that such Closed Advisor may continue to be an appropriate investment for the Investment Funds. Any such transfer may give rise to potential conflicts of interest.

Indemnification of Advisors May Create Costs for the Company and the Investment Funds

The Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of membership units by the Investment Funds, and (ii) services provided by the Advisors directly or indirectly on behalf of the Investment Funds. In addition, Advisor Funds in which the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Company may adversely affect the Company’s performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, neither the Company nor the Investment Funds are under direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.

An Investment Fund May Not be Able to Vote or May Limit its Voting Abilities

The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund’s voting interest in certain Advisor Funds including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain prohibitions under the Investment Company Act with respect to affiliated transactions. To the extent the Investment Fund holds non-voting interests, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interest-holders of the Advisor Fund, including matters potentially adverse to the interests of the Investment Fund and its members, including the Company.

Transactions Between and Among Investment Funds May be Undervalued and Negatively Affect the Company’s Performance

The managing member of the Investment Funds may determine that it is advisable to reduce some or all of the Investment Funds’ interests in one or more Advisor Funds in order to achieve the Investment Funds’ investment objective. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds’ direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer generally would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests (or at a price equal to the reported value of such interests if all or a portion of such interests are not redeemed on such transfer date). The transfer price will not take into account any value associated with the transfer of the Investment Funds’ investment holding period, if any, in an Advisor Fund, or the prior high NAV associated with the transferred interests.

The Investment Funds may reallocate interests in Advisor Funds that invest in assets that are difficult to value. If the Investment Funds transfer interests in such Advisor Funds, such interests generally will be valued in accordance with the terms of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Funds. However, given the nature of such investments, such valuations may not represent the actual amount that would be realized by the Advisor Fund upon a disposition of such investments. If such difficult-to-value assets are not valued accurately by the Advisor Fund, any transfer of interests in such Advisor Fund may adversely affect the Investment Funds’ and the Company’s performance.

Risks on Liquidation

Distributions in liquidation of the Company will be made in accordance with the Member’s respective capital account balances. Timing of such liquidating distributions will be based in large part on the Company’s ability to withdraw from underlying Investment Funds, which will in turn depend in large part on the Investment Funds’ ability to withdraw from the applicable Advisor Funds, or to otherwise liquidate its assets. Since certain Advisor Funds may impose significant restrictions on withdrawal (including without limitation, minimum holding periods, infrequent withdrawal dates, holdbacks, and the segregation of assets by the Advisor Funds through the use of side-pockets), and other Advisor Funds may have suspended, delayed or otherwise limited redemptions, Members may not receive final liquidating distributions for a significant period of time following a determination to dissolve the Company, potentially several years. In addition to liquidation of the Company, the risks described above will also apply if the Managing Member determines to cease the Company’s operations, and the Company compulsorily redeems all Members’ units.

Additional Risks Applicable to the Allocation of Assets to Certain Advisors With Limited Operating History and Capacity to Manage an Investment Advisory Business

The Investment Funds may allocate assets to Advisors that have relatively low levels of assets under management, limited direct experience managing Advisor Funds and/or limited or no experience managing certain of the strategies expected to be deployed by them in their investment program. The Investment Funds may invest a substantial portion of its assets with such Advisors. The ability of the managing member of the Investment Funds to determine whether an Advisor has the capability and/or possesses the resources to effectively manage an investment advisory business (notwithstanding any portfolio management experience) may be limited, including because such Advisors may have limited or no independent track records. An allocation by the Investment Funds to such Advisors may entail additional risks. For example, such Advisors may not yet have established their infrastructure, their infrastructure may be newly established, or they may have less dedicated resources (e.g., qualified managerial and/or technical personnel and outside advisors) and less developed marketing and other capabilities when compared with managers having higher levels of assets under management or more direct experience managing Advisor Funds. In addition, such Advisors may not have previous experience with applicable legal and regulatory considerations associated with managing an Advisor Fund. For example, certain Advisors to whom the managing member of the Investment Funds may seek to allocate assets may have previously worked on a proprietary trading desk of a financial institution. The foregoing may result in greater deficiencies relating to operations, risk management and investment management. Such deficiencies may have a material adverse effect on the Investment Funds’ and the Company’s performance.

Further, Advisors with limited or no assets under management may be more likely to have smaller portfolio management teams, as compared to managers with higher levels of assets under management. The departure of key personnel of such an Advisor or the inability of such key personnel to fulfill certain duties may adversely affect the ability of the Advisor to effectively implement the investment programs of the Advisor Funds that it manages. Such departure may have a greater adverse impact on the Investment Funds than would the departure of key personnel from an Advisor Fund with a larger portfolio management team.

Variations in an Advisor’s Trading and Investment Strategies; Style Drift

Advisors may, from time to time, without prior notice to the managing member of the Investment Funds or the Company, utilize additional investment strategies and sub-strategies, including investment strategies and sub-strategies that are not discussed herein, and/or remove, substitute, modify or otherwise deviate from their stated investment strategies and sub-strategies or any of the types of investments then being utilized. Any such addition or change may result in the Advisors investing in other markets, securities and instruments than those described herein. Unexpected changes to an Advisor’s investment strategies may adversely affect the Company’s portfolio and may result in the Advisor making investments in an area in which it has limited experience or knowledge. There can be no assurance that an Advisor’s decision to deviate from its stated investment strategies or sub-strategies will be successful or will not otherwise have an adverse effect on the assets managed by such Advisor and, in turn, the Investment Funds and the Company.

Investments in Certain Multi-Advisor Structures

From time to time, HFS, as the Managing Member or the managing member of an Investment Fund, may cause the Company or the Investment Fund, as applicable, to allocate assets to an Advisor that allocates assets to other investment funds (a “Multi-Advisor Structure”). Where funds are allocated to a Multi-Advisor Structure, HFS generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Company or the Investment Funds indirectly invests. In addition, HFS will not be able to control the selection or removal of underlying managers. The Company will also be subject to the other risks described under this “—Special Risks of the Fund of Funds Structure” section, including, without limitation, the payment of multiple levels of fees.

Advisor Fund Special Investments

As described in “ITEM 1. BUSINESS—PERFORMANCE OF THE COMPANY—Advisor Fund Special Investments,” Advisor Funds may, directly or indirectly, acquire assets or securities that the Advisor of the Advisor Fund designates as Advisor Fund Special Investments.

Investors (including the Investment Funds) that hold interests in any such Advisor Fund Special Investments generally will not be able to redeem their interests in such investments until the related Advisor Fund Special Investment is liquidated, deemed realized (because, for example, the special circumstances surrounding such investment ceases) or otherwise disposed of. Therefore, an Investment Fund may be required to hold its interest in such Advisor Fund Special Investment for a significant period of time. An Investment Fund’s inability to redeem its interests from such Advisor Fund may have a material adverse effect on the Investment Fund’s ability to reallocate assets and the Investment Fund’s investment mix. See “—General Risks—Certain Advisors Impose Restrictions on Redemptions and May Impose Redemption Fees Under Certain Circumstances; An Investment Fund’s Inability to Redeem its Interests May Have a Material Adverse Effect on the Investment Funds’ and the Company’s Investment Program and Investment Objective,” “—General Risks—Substantial Redemptions Could Have a Material Adverse Effect on the Company” and “—Portfolio Management; Limitations on Ability to Rebalance Portfolio” above.

Advisor Fund Special Investments generally will be carried on the books of the Advisor Fund at the Advisor’s or a third party’s determination of fair value (which may under the Advisor Fund’s organizational documents be presumed to be the cost of such Advisor Fund Special Investment). However, given the nature of such investments, such determinations may not represent the actual amount that would be realized by the Advisor Fund (and therefore the Investment Fund) upon the eventual disposition of such investments or that would, in fact, be realized upon an immediate disposition of the investment. The Investment Fund will generally value interests in Advisor Fund Special Investments in accordance with the terms and conditions of the Advisor Fund’s governing agreement, as such valuations are reported to the Investment Fund. Unlike a typical Advisor Fund, however, which generally will not use the unrealized value of an Advisor Fund Special Investment for purposes of subscriptions, redemptions, and calculating performance based fees or allocations, such valuations will be utilized by the Investment Fund in calculating the NAV of the Investment Fund’s membership units for purposes of subscriptions and redemptions, as well as for calculating management fees, performance-based allocations and administration fees. The Investment Funds’ NAV will therefore be directly affected by the valuations of such Advisor Fund Special Investments. Valuations generally will not be adjusted retroactively when such investments are sold or otherwise disposed of. See “—General Risks—Valuation of the Company’s Investments” above.

In the event of a cross transaction involving an Advisor Fund Special Investment, it is anticipated that the Advisor Fund Special Investment will generally be assigned for a price equal to the last value reported by the applicable Advisor to the holder of such Advisor Fund Special Investment. Because Advisor Fund Special Investments may be difficult to value, in any cross transaction involving an Advisor Fund Special Investment the Company will be exposed to the risk that it is paying more (in the event that an Investment Fund or the Company is the transferee) or receiving less (in the event that a Investment Fund or the Company is the transferor) for such Advisor Fund Special Investment than the value at which such Advisor Fund Special Investment might be realized if it were realized at the time of the transfer or the value at which such Advisor Fund Special Investment will ultimately be realized.

If the managing member of an Investment Fund determines to reduce an Investment Fund’s exposure to Advisor Fund Special Investments generally or to a particular Advisor Fund Special Investment, for liquidity reasons or otherwise, the managing member of the Investment Fund may cause the Investment Fund to sell its interest in one or more Advisor Fund Special Investments to a third party or, to the extent permitted by applicable law, to the managing member of the Investment Fund or an affiliate thereof. Any such sale may be of the Advisor

Fund Special Investment by itself or together with the associated interest in the relevant Advisor Fund and may be effected through a broker or a matching or other service designed to bring together buyers and sellers of Advisor Fund Special Investments. The Investment Fund will bear the associated brokerage and other expenses associated with such a sale. In addition, any such sale may be made at a price that represents a discount to the last value reported by the applicable Advisor, and the Investment Fund may receive significantly less than the value at which such Advisor Fund Special Investment might be realized at the time of the transfer or at a later date. See “—Transactions Between and Among Funds” above.

The same or similar risks may also apply to the Company’s investments in Investment Funds.

Investment Related Risks

Following is a discussion of certain of the risks related to investment strategies and products that may be utilized by the Company, the Investment Funds and the Advisors. The following discussion does not purport to identify or summarize risks related to all of the investment strategies or exposures that may be utilized by the Advisors. The Advisors invest in and actively trade financial instruments using highly complex strategies and investment techniques with significant risk characteristics, including the risks described below. See “Item 1. BUSINESS—PERFORMANCE OF THE COMPANY—Potential Types of Investments” for a discussion of the potential types of investments Advisors may make. Advisors will employ strategies for which no specific “risk factors” are provided below. In addition, certain Advisors may have no limits with respect to the types and sizes of investments that they may make. Therefore, Members should assume that the investment strategies utilized by Advisors are constantly evolving, speculative, volatile and highly risky.

The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject

GFS may utilize long-term leverage in its investment program. The Company and the other Investment Funds generally will not utilize leverage as part of their investment programs. Subject to applicable law, the Company and the Investment Funds may borrow from Goldman Sachs or other parties when deemed appropriate by the Managing Member in its sole discretion. Advisors may utilize varying degrees of leverage in their investment programs.

Leverage by the Company or the Advisors may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments that are inherently leveraged, including, among others, forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged.

The use of leverage by the Company, the Investment Funds, Advisor Funds or the Advisors can substantially increase the volatility of the Company’s investments and adverse impact to which the Company’s investment portfolio may be subject. For example, small price movements can result in immediate and substantial losses to a Member. The Company, the Investment Funds, Advisor Funds and the Advisors will incur expenses, which may include, without limitation, interest charges and commitment fees, in connection with any leverage that they utilize, and such expenses could be significant. A lender may require the Company, an Investment Fund, an Advisor or an Advisor Fund to reduce its leverage ratio, requiring the redemption or liquidation of assets when it otherwise would not have done so. A lender may also impose certain restrictions or requirements on the operations of the Company, an Investment Fund or an Advisor Fund, including, without limitation, restrictions relating to permitted investments and redemptions, and requirements with respect to the valuation procedures, the liquidity of the portfolio and performance or other reports or notices to be provided to the lender.

In addition, a lender may terminate such borrowings at any time or upon the occurrence of certain events, including, without limitation, events of default or termination events. Any such termination could materially adversely affect the Company.

There can be no assurance that the Company, the Investment Funds or the Advisors will be able to obtain financing on terms available to any other funds or accounts managed by the Managing Member and its affiliates, or to competitors, including terms which may be currently available in the market, or that financing will be accessible by the Company, the Investment Funds or the Advisors at any time, and to the extent that it is available there can be no assurance that such financing will be on terms favorable to the Company, the Investment Funds or the Advisors, including with respect to interest rates. The use of leverage can substantially increase the adverse impact to which the Company’s investment portfolio may be subject.

Price Volatility

The prices of an Advisor’s investments, and therefore the NAV of the Company, can be highly volatile. Price movements of assets in which an Advisor may invest are influenced by, among other things, interest rates, general economic conditions, the condition of the financial markets, developments or trends in any particular industry, the financial condition of the issuers of such assets, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. Securities with higher price volatility (such as small capitalization and recently organized companies) pose greater investment risks because, among other things, such companies may have limited product lines, distribution channels and financial and managerial resources. Certain companies may be operating at a loss or have significant variations in operating results; may be engaged in a rapidly changing business with products subject to substantial risk of obsolescence; may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position; and may have substantial borrowings or may otherwise have a weak financial condition.

Market Risk

The Advisors (and therefore the Investment Funds and the Company) may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Governments from time to time intervene, directly and by regulation, in certain markets. Such intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction.

Economic and financial market conditions began to deteriorate in 2008, which has resulted in increased volatility and illiquidity in the global credit, debt and equity markets generally. The continuation or further deterioration of current market conditions and continued uncertainty regarding economic markets generally could result in further declines in the market values of actual or potential investments, or increased illiquidity of investments. Such declines or illiquidity could lead to losses and diminished investment opportunities for the Advisors, could prevent the Advisors from successfully meeting their investment objectives or could require the Advisors to dispose of investments at a loss while such unfavorable market conditions prevail.

The same or similar risks may apply with respect to any future economic or market disruptions (whether related or unrelated to the recent deteriorations described above) and, to the extent that any such disruptions occur, the consequences described above (including declines in market values and illiquidity of investments) may affect any or all of the Advisors with which the Investment Funds invest simultaneously, which could have a material adverse affect on the Investment Funds and their investments. In addition, such further market disruptions may result in further changes to regulatory requirements or other government intervention. Such regulations may be implemented on an “emergency” basis, which may suddenly prevent Advisors from implementing certain investment strategies or from managing the risk of their outstanding positions. See “—Government Investment Restrictions” below.

Interest Rate Risk

Returns on investments made by Advisors generally will be affected by applicable interest rates. Such effects will be more significant in the case of investments that are leveraged or with respect to investments in fixed income products or structured products. See “Item 1. BUSINESS—PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors” and “Item 1. BUSINESS—PERFORMANCE OF THE COMPANY—Hedging, Leverage and Other Strategies—Leverage.” In addition, the yield on fixed income securities will be heavily dependent on interest rates. Changes in interest rates could significantly affect the value of an Advisor’s portfolio (and therefore, the Company).

Foreign Currency Transactions and Exchange Rate Risk

Advisors may invest in equity and equity-related securities denominated in non-U.S. currencies and in other financial instruments, the price of which is determined with reference to such currencies. Advisors may engage in foreign currency transactions for a variety of purposes, including to “lock in” the U.S. dollar price of the security, between the trade and the settlement dates, the value of a security an Advisor has agreed to buy or sell, or to hedge the U.S. dollar value of securities the Advisor already owns. The Advisors may also engage in foreign currency transactions for non-hedging purposes to generate returns. Each Investment Fund, however, values its investments and other assets in U.S. dollars. To the extent unhedged, the value of each Investment Funds’ net assets will fluctuate with U.S. dollar exchange rates as well as with price changes of an Advisor’s investments in the various local markets and currencies.

Restricted and Illiquid Investments

During periods of limited liquidity and higher price volatility, the Advisor’s ability to acquire or dispose of its investments at a price and time that the Advisor deems advantageous may be impaired. In addition, Advisors may invest a portion or all of the value of their assets in restricted securities and other investments that are illiquid. There may be no limit to the percentage of an Advisor’s net assets that may be invested in illiquid securities. In addition, positions in restricted or non-publicly traded securities, securities on non-U.S. exchanges and certain futures contracts may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” This constraint could prevent the Advisors from promptly liquidating unfavorable positions and subject the Investment Funds and the Company to substantial losses. This could also impair the Investment Funds’ ability to redeem its membership units from an Advisor Fund in order to redeem Members’ units in a timely manner.

Frequent Trading and Turnover Typically Result in High Transaction Costs and the Investment Funds Have No Control Over This Turnover

The Advisors may make frequent trades in securities and other investments. Frequent trades typically result in high transaction costs. In addition, Advisors may invest on the basis of short-term market considerations. The turnover rate within the Advisors may be significant, potentially involving substantial brokerage commissions and fees. The Company and the Investment Funds will have no control over this turnover. As a result, a significant portion of the Company’s income and gains, if any, may be derived from ordinary income and short-term capital gains.

Failures of Counterparties, Brokers and Exchanges; Settlement Risk

The Company will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. An Advisor’s prime brokers or other parties may hold assets, including assets held as collateral for margin loans or other financing provided to such Advisor. Under the terms of such arrangements and under applicable law, a secured party may be permitted to rehypothecate such assets in connection with securities lending or other transactions entered into by the secured party. The Company may be subject to risk of loss of assets placed on deposit with a broker by an Advisor in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house.

In addition, although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of funds on deposit with such broker in the event of such broker’s bankruptcy or insolvency. The Company may be subject to risk of loss of funds on deposit with non-U.S. brokers because non-U.S. regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer’s books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer’s account, the Company may be subject to a risk of loss of funds placed on deposit with such broker or dealer, even if such funds are properly segregated.

In the case of a bankruptcy of the counterparties with which, or the brokers, dealers and exchanges through which, an Advisor deals, or in the case of a customer loss as described in the foregoing paragraph, an Advisor might not be able to recover any of its assets held, or amounts owed, by such person, even if property is specifically traceable to such Advisor, and, to the extent such assets or amounts are recoverable, the Advisor might only be able to recover a portion of such amounts. Further, even if the Advisor is able to recover a portion of such assets or amounts, such recovery could take a significant period of time. Prior to receiving the recoverable amount of the Advisor’s property, the Advisor may be unable to trade any positions held by such person, or to transfer any positions and cash held by such person on behalf of the Advisor. This could result in significant losses to the Advisor and in turn, the Company.

Many of the markets in which the Advisors effect their transactions are “over-the-counter” or “interdealer” markets. Participants in these markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. To the extent an Advisor invests in swaps, derivatives or synthetic instruments, or other over-the-counter transactions in these markets, the Advisor may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded transactions, which generally are characterized by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which in turn may subject an Advisor to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions due to, among other things, a dispute over the terms of the contract or because of a credit or liquidity problem. Such “counterparty risk” is increased for contracts with longer maturities when events may intervene to prevent settlement. The inability of the Advisors to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement, may increase the potential for losses to the Company.

In addition, the Advisors may engage in direct or indirect trading of securities, currencies, forward contracts, options, swaps and repurchase agreements on a principal basis. As such, the Advisors will be subject to the risk that securities or other assets or instruments that are the subject of the contract will not be available in the market or that settlement of such trades or contracts may be delayed beyond the time frames originally anticipated by the parties. In addition, Advisors may be subject to (a) the risk of the inability or refusal to perform with respect to such transactions on the part of the principals with which the Advisor trades, including, without limitation, the inability or refusal to timely return the collateral posted by an Advisor; (b) possible decline in the value of any collateral during the period in which the Advisor seeks to enforce its rights with respect to such collateral; (c) the need to remargin or repost collateral in respect of transferred, assigned or replaced positions; (d) reduced levels of income and lack of access to income during such period; (e) expenses of enforcing its rights; and (f) legal uncertainty concerning the enforceability of certain rights, including under swap agreements, and possible lack of priority against collateral posted under certain agreements such as swap agreements. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Advisor and in turn the Company, to substantial losses. The Advisor will not be excused from performance on any such transactions due to the default of third parties in respect of other trades which in the Advisor’s trading strategies were to have substantially offset such contracts.

Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities

Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries, including issuers in and governments of emerging market countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, currency devaluation, debt default, regime change, confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict the Company’s and its Advisors’ investment opportunities. In particular, securities traded in certain emerging markets may be subject to risks due to the inexperience of financial intermediaries, the lack of modern technology, the lack of a sufficient capital base to expand business operations, and the possibility of temporary or permanent termination of trading. Political and economic structures in many emerging markets may be undergoing significant evolution and rapid development, and emerging markets may lack the social, political and economic stability characteristics of more developed countries.

In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many non-U.S. countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors’ investments in those countries. For example, certain emerging markets countries may restrict or prohibit investment opportunities in issuers or industries deemed important to national interests and there may generally be a high degree of governmental involvement and control over the economy. Governments may decide to discontinue support for economic reform programs or impose centrally planned economies. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor’s investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor’s returns.

Brokerage commissions, custodial services and other costs relating to investment in international securities markets generally are more expensive than in the United States. In addition, clearance and settlement procedures may be different in non-U.S. countries and, in certain markets, such procedures have been unable to keep pace with the volume of securities transactions, thus making it difficult to conduct such transactions. For instance, settlement mechanisms in emerging securities markets may be less efficient and less reliable than in more developed markets and placing securities with a custodian or broker-dealer in an emerging country may also present considerable risks. The small size of securities markets in such countries and the low volume of trading may result in a lack of liquidity and in substantially greater price volatility.

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

Trading on Non-U.S. Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls

Advisors may trade, directly or indirectly, futures and securities on exchanges located outside the United States. Some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” in which performance is solely the individual member’s responsibility with whom the Advisor has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on non-U.S. exchanges, the

Advisors and, consequently, the Company, will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of non-U.S. exchanges, clearinghouses and clearing firms than in the United States, the Advisors and, consequently, the Company, are also subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses or clearing firms and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

Investment in Emerging Markets Involves Significant Risks, Including Inflation and Currency Devaluations

In addition to the risks described elsewhere in this “—Investment Related Risks” section, investments in emerging markets entail additional risks. Many emerging market countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates and corresponding currency devaluations and fluctuations in the rate of exchange between currencies and costs associated with currency conversion have had, and may continue to have, negative effects on the economies and securities markets of certain emerging market countries. Additional risks arise from social or health issues including an increase in the prevalence of AIDS and social and civil unrest, including terrorist attacks and other acts of violence or war.

Many of the laws that govern private and foreign investment, equity securities transactions and other contractual relationships for sophisticated investors in certain countries, particularly in emerging markets, are not yet fully established. As a result, the Company may be subject to a number of unusual risks, including limited investor protection, contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress, lack of standard practices and confidentiality customs characteristic of developed markets and lack of enforcement of existing regulations. Furthermore, it may be difficult to obtain and enforce a judgment in certain countries. There can be no assurance that this difficulty in protecting and enforcing rights will not have a material adverse effect on the Company and its operations.

Competition

An increased number of market participants, a decline in or lack of volatility and pricing inefficiency and other factors affecting the markets in which an Advisor seeks to invest may reduce the number and scope of investment opportunities available to an Advisor. In addition, if market participants seek to reverse engineer trading strategies implemented by the Advisors using publicly available data, the assets managed by such Advisors and, consequently the Company, may be adversely affected.

Government Investment Restrictions

Government regulations and restrictions in some countries may limit the amount and type of securities that may be purchased by the Company and the Advisors, or the sale of such securities once purchased. Such restrictions may also affect the market price, liquidity and rights of securities that may be purchased by the Company and the Advisors, and may increase Company and Advisor expenses. In addition, the repatriation of both investment income and capital is often subject to restrictions such as the need for certain governmental consents, and even where there is no outright restriction, the mechanics of repatriation or, in certain countries, the inadequacy of the U.S. dollar currency available to non-governmental entities, may affect certain aspects of the operation of the Company and the Advisors. In countries that have an inadequate supply of U.S. dollar currency, issuers that have an obligation to pay the Company or the Advisors in U.S. dollars may experience difficulty and delay in exchanging local currency to U.S. dollar currency and thus hinder the Company’s or the Advisors’ repatriation of investment income and capital. Moreover, such difficulty may be exacerbated in instances where governmental entities in such countries are given priority in obtaining such scarce currency. Furthermore, the Company’s or the Advisors’ ability to invest in the securities markets of several countries is restricted or controlled to varying degrees by laws restricting foreign investments, and these restrictions may, in certain circumstances, prohibit the Company or the Advisors from making direct investments.

In addition, the SEC, the CFTC, other regulators, self-regulatory organizations and exchanges are authorized to regulate trading or other activity with respect to, and to intervene (directly and by regulation) in certain markets, and may restrict or prohibit market practices. For example, in 2008, certain jurisdictions imposed restrictions and reporting requirements on short selling, as described under “—Short Selling” below. The duration of such restrictions and type of securities affected may vary from country to country and may significantly affect the value of the Advisors’ holdings and their ability to pursue their respective investment strategies. The effect of any regulatory change on the Advisors and the Company could be substantial and adverse. See “—General Risks—Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members” above. For instance, the CFTC, the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the number of positions which any person or group of persons may own, hold or control in various futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by certain related entities. In addition, the CFTC recently adopted rules which impose a position limits regime for futures and options contracts and swaps with respect to twenty-eight physical commodities and incorporate more restrictive aggregation criteria. These rules may hinder the Advisors’ ability to trade such contracts and could have an adverse effect on the operations and profitability of the Company.

Hedging Transactions

The Managing Member and the Advisors may employ hedging techniques. Hedging techniques involve risks different than those of underlying investments. In particular, the variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of the Company’s positions (potentially significantly greater). In addition, although the contemplated use of these instruments is intended to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. Furthermore, it is often not possible to hedge a position fully or perfectly because of various factors, including incomplete information regarding the amount of exposure to be hedged, price volatility and the liquidity of the markets. As a result, there can be no assurance that such hedging techniques will be effective or that they will result in more favorable returns than would have been the case had they not been employed.

Equity Securities and Equity-Related Instruments May be Subject to Various Types of Risk, Including Market Risk, Liquidity Risk, Counterparty Credit Risk, Legal and Settlement Risk

Advisors may invest long and short in equities and equity-related instruments in their investment programs. Stocks, options and other equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, and legal and settlement risk. In addition, equity-related instruments can involve significant economic leverage and may, in some cases, involve significant risk of loss. In general, stock values fluctuate in response to the activities of individual companies and in response to general market and economic conditions. Accordingly, the value of the stocks and other securities and instruments that the Company holds directly or indirectly may decline over short or extended periods of time. The stock markets tend to be cyclical, with periods when stock prices generally rise and periods when stock prices generally decline. The volatility of equity securities means that the value of an investment in the Company may increase or decrease.

Special Situations Risks

Advisors may engage in speculative transactions anticipating certain transactions or events. Substantial transaction failure risks exist with respect to companies that are the subject of publicly disclosed mergers, takeover bids, exchange offers, tender offers, spin-offs, liquidations, corporate restructuring, and other similar transactions. Thus, there can be no assurance that any expected transaction will take place. Certain transactions are dependent on one or more factors to become effective, such as market conditions which may lead to unexpected positive or negative changes in a company profile, shareholder approval, regulatory and various other third party constraints, changes in earnings or business lines or shareholder activism as well as many other factors.

Similarly, Advisors may purchase securities and other obligations of companies that are experiencing significant financial or business distress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such purchases may result in significant returns, many of these instruments ordinarily remain unpaid unless and until the company reorganizes and/or emerges from bankruptcy proceedings, and as a result may have to be held for an extended period of time. There is no assurance that the Advisors will correctly evaluate the nature and magnitude of the various factors that could affect the prospects for a successful reorganization or similar action.

The Issuers of Securities Acquired by Advisors will Sometimes Face a High Degree of Business and Financial Risk

The issuers of securities acquired by Advisors will sometimes involve a high degree of business and financial risk, including the risks described herein applicable to the Company or Advisors. For example, issuers of securities acquired by Advisors may be highly leveraged. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. In addition, the issuers of securities acquired by Advisors may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

Fixed Income Securities are Subject to Credit Risk and Price Volatility

Advisors may invest in fixed-income securities. Investment in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity. Fixed-income securities are obligations of the issuer to make payments of principal and/or interest on future dates. These securities may pay fixed, variable, or floating rates of interest, and may include zero coupon obligations. Fixed-income securities are subject to the risk of the issuer’s or a guarantor’s inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity. In addition, mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to Members. The same would be true of asset-backed securities, such as securities backed by car loans.

Generally, mortgage-backed securities on commercial (in contrast to residential) properties are not subject to prepayment risk, but are subject to other risks, including without limitation the financial well-being of large tenants, local or general business climate, and ability to raise and collect rents. Mortgage loans on commercial properties often are structured so that a substantial portion of the loan principal is not amortized over the loan term, but is payable at maturity. Therefore, repayment of the loan principal often depends upon the future availability of property financing from the lenders and/or upon the current value and salability of the property. In addition, high yield bonds (commonly known as “junk bonds”) and other debt securities in which Advisors may invest will typically be junior to the obligations of companies to senior creditors, trade creditors and employees. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the issuer or in general economic, financial, competitive, regulatory or other conditions may impair the ability of the issuer to make payments of principal and interest. High yield debt securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs, especially during periods of financial distress or following an insolvency, will be substantially less than that of senior creditors.

Advisors holding indebtedness will be subject to various insolvency laws enacted in the countries of their issuance for the protection of creditors. These insolvency considerations and the levels of protection provided will differ depending on the country in which each issuer is located or domiciled and may differ depending on whether the issuer is a non-sovereign or a sovereign entity.

Money Market and Other Liquid Instruments

Advisors may invest, for defensive purposes or otherwise, some or all of their assets in fixed-income securities, money market instruments, and money market mutual funds, or hold cash or cash equivalents in such amounts as the Advisors deem appropriate under the circumstances. Pending allocation of the offering proceeds and thereafter, from time to time, the Company also may invest in these instruments. The Company may be prevented from achieving its objective during any period in which the Company’s assets are not substantially invested in accordance with its principal investment strategies.

Risks Associated with Derivative Instruments Generally

Advisors may invest in, or enter into transactions involving, derivative instruments. These are financial instruments that derive their performance, at least in part, from the performance of an underlying asset, index, or interest rate. Examples of derivatives include, but are not limited to, swap agreements, futures contracts, options contracts, and options on futures contracts. An Advisor’s use of derivatives involves risks different from, or possibly greater than, the risks associated with investing directly in securities or more traditional investments, depending upon the characteristics of the particular derivative and the Advisor’s portfolio as a whole. Certain swaps, options and other derivative instruments may be subject to various types of risks, including market risk, liquidity risk, counterparty credit risk, legal and settlement risk. In addition, swaps and other derivatives can involve significant economic leverage, meaning that a small investment in derivatives could have a large potential impact on an Advisor’s performance. The market for many derivatives is, or suddenly can become, illiquid. Changes in liquidity may result in significant, rapid, and unpredictable changes in the prices for derivatives.

An Advisor will usually have a contractual relationship only with the counterparty of the derivative, and not with the issuer of the underlying asset. Therefore, an Advisor generally will have no right to directly enforce compliance by the issuer with the terms of the derivative or the underlying asset, nor any rights of set-off against the issuer, nor have any voting rights with respect to the underlying asset. An Advisor will not directly benefit from any of the remedies or protections that would normally be available to a direct holder of the underlying asset. In addition, in the event of the insolvency of the counterparty to the derivative, the Advisor will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying asset. Consequently, the Advisor will be subject to the credit risk of the counterparty.

Short Selling Creates the Risk of Significant Losses

Advisors may engage in short selling, which allows the investor to profit from declines in securities. Short selling involves selling securities and borrowing the same securities for delivery to the purchaser with an obligation to replace the borrowed securities at a later date. A short sale creates the risk of a theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

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

In the fall of 2008, the SEC temporarily suspended short selling on stocks of over 950 publicly traded companies. Other jurisdictions imposed similar restrictions and reporting requirements. Certain jurisdictions currently ban short selling and other jurisdictions may do so in the future. Any such restrictions and reporting requirements may prevent the Advisors from successfully implementing their investment strategies, including without limitation as part of their long/short strategies or in connection with hedging their investments, and achieving their investment objective. In addition, reporting requirements relating to short selling may provide transparency to Advisors’ competitors as to their short positions, which may have an adverse effect on the Advisors, and therefore the Company’s returns.

Futures Contracts

Advisors may engage in futures transactions. Such transactions generally involve a significant degree of leverage. See “—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject” above. In addition, to successfully use futures, Advisors must be able to predict correctly movements in the direction of the relevant market. To the extent the transaction is entered into for hedging purposes, the Advisor must ascertain the appropriate correlation between the transaction being hedged and the price movements of the futures contract.

Non-U.S. futures transactions involve executing and clearing trades on a non-U.S. exchange. This is the case even if the non-U.S. exchange is formally “linked” to a U.S. exchange, whereby a trade executed on one exchange liquidates or establishes a position on the other exchange. No U.S. organization regulates the activities of a non-U.S. exchange, including the execution, delivery, and clearing of transactions on such an exchange, and no U.S. regulator has the power to compel enforcement of the rules of the non-U.S. exchange or the laws of the non-U.S. country. Moreover, such laws or regulations will vary depending on the non-U.S. country in which the transaction occurs. For these reasons, Advisors and the Company may not be afforded certain of the protections that apply to U.S. transactions, including the right to use U.S. alternative dispute resolution procedures. In particular, funds received from customers to margin non-U.S. futures transactions may not be provided the same protections as funds received to margin futures transactions on U.S. exchanges. In addition, the price of any non-U.S. futures or option contract and, therefore, the potential profit and loss resulting therefrom, may be affected by any fluctuation in the foreign exchange rate between the time the order is placed and the non-U.S. futures contract is liquidated or the non-U.S. option contract is liquidated or exercised.

Forward Contracts May Entail Significant Risks and Uncertainties Which Could Result in Substantial Losses to the Investment Funds and the Company

Advisors may enter into forward contracts, which are the purchase or sale of a specific quantity of a commodity, government security, foreign currency, or other financial instrument at the current or spot price, with delivery and settlement at a specified future date. Forward contracts may be used by the Advisors for hedging purposes. Forward contracts may also be used for non-hedging purposes to pursue an Advisor’s investment objective, such as when an Advisor anticipates that particular foreign currencies will appreciate or depreciate in value, even though securities denominated in those currencies are not then held in the Advisor’s portfolio. There is no general requirement that the Advisors hedge all or any portion of their exposure to foreign currency risks.

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

Options Involve Significant Risks for Buyers and Sellers

Advisors may participate in, and there are risks associated with, the purchase and sale of call and put options. The seller (writer) of a call option which is covered (e.g., the writer holds the underlying security) assumes the risk of a decline in the market price of the underlying security below the purchase price of the underlying security less the premium received, and gives up the opportunity for gain on the underlying security above the exercise price of the option. The seller (writer) of a put option which is covered (e.g., the writer has a short position in the underlying security) assumes the risk of an increase in the market price of the underlying security above the sales price (in establishing the short position) of the underlying security plus the premium received, and gives up the opportunity for gain on the underlying security below the exercise price of the option.

The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security above the exercise price of the option. The seller of an uncovered put option assumes the risk of a decline in the market price of the underlying security below the exercise price of the option. The buyer of a call or put option assumes the risk of losing its entire investment in the option. If the buyer of the call sells short the underlying security, the loss on the call will be offset in whole or in part by any gain on the short sale of the underlying security. If the buyer of the put holds the underlying security, the loss on the put will be offset in whole or in part by any gain on the underlying security.

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

Units are subject to the restrictions on transfer contained in the Company’s LLC Agreement. Without the prior written consent of the Managing Member, which may be withheld in its sole discretion, a Member may not assign, pledge or otherwise transfer its units in the Company in whole or in part, except by operation of law pursuant to the death, adjudication of incompetency, insolvency or bankruptcy of the Member, or pursuant to the corporate reorganization or merger of the Member, nor substitute any other person as a Member. No transferee or assignee will be admitted as a Member without the prior consent of the Managing Member, which may be withheld in its sole discretion. A Member is permitted to redeem units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion) as of the time immediately prior to the opening of business on each January 1, April 1, July 1, and October 1 occurring on or after the first anniversary of the purchase of such units by the Member (each, a “Redemption Date”), but may be limited or postponed under limited circumstances.

There are no outstanding options or warrants to purchase, or securities convertible into, units of the Company.

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2010 through December 31, 2011 are as follows:

Quarter Ended	High	Low
3/31/10	$145.73	$143.67
6/30/10	$146.47	$141.85
9/30/10	$146.19	$142.80
12/31/10	$150.82	$147.95
3/31/11	$152.62	$151.09
6/30/11	$153.94	$150.03
9/30/11	$149.91	$144.37
12/31/11	$146.04	$144.87

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

Record Holders of Units of the Company

As of December 31, 2011, 4,330,758.94 units were held by 502 Members.

Distributions

The Company has not made distributions from January 1, 2011 to December 31, 2011 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2011 to December 31, 2011, aggregate subscriptions totaled $28,220,000. The Company previously reported sales of unregistered units during the 2011 fiscal year in the Company’s Quarterly Reports on

Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used substantially all the proceeds to make investments in the Investment Funds.

Purchases of Units by the Company and Affiliated Purchasers

Pursuant to the Company’s LLC Agreement, holders of units may redeem their units on a Redemption Date. Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day (the “Valuation Date”) immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the units being redeemed.

The Company previously reported redemptions of units during 2011 in the Company’s Quarterly Reports on Form 10-Q. The Company redeemed 204,636.60 units during the fourth quarter ended December 31, 2011. From January 1, 2011 to December 31, 2011, aggregate redemptions totaled $104,270,138. Redemptions of $24,922,213 will be effective on January 1, 2012 and are reflected in redemptions payable in the December 31, 2011 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2007 through December 31, 2011, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

Cumulative Performance (January 2007 - December 2011)

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

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected historical financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2011	2010		2009		2008	2007
Net realized and unrealized gain/(loss)	$(14,836,466)	$37,931,357		$60,555,634		$(91,647,625)	$87,875,947
Total expenses	$8,635,286	$8,867,518		$8,871,658		$9,978,508	$9,808,096
Net income/(loss)	$(23,465,084)	$29,085,355		$51,843,963		$(101,224,791)	$78,394,581
Less: Incentive allocation to the managing member	$6,026	$283,319		$137,681		$14,474	$3,919,729
Net income/(loss) available for pro-rata allocation to members	$(23,471,110)	$28,802,036		$51,706,282		$(101,239,265)	$74,474,852

	Year Ended as of December 31,
Financial Condition Data	2011	2010		2009		2008	2007
Investments	$518,292,552	$612,687,074		$586,435,496		$614,788,663	$702,436,288
Total assets	$548,994,309	$642,636,484		$621,906,334		$641,732,463	$705,861,961
Total liabilities	$26,715,538	$20,842,491		$24,208,299		$31,796,392	$25,077,879
Members’ equity	$522,278,771 (1)	$621,793,993	(2)	$597,698,035	(3)	$609,936,071 (4)	$680,784,082	(5)
Ending NAV/Unit:
Class A Series 1	$144.87	$150.82		$143.89		$131.92	$152.88

(1)	Members’ equity as of December 31, 2011 reflects redemptions payable in the amount of $24,922,213 at December 31, 2011.
(2)	Members’ equity as of December 31, 2010 reflects redemptions payable in the amount of $18,895,114 at December 31, 2010.

(3)	Members’ equity as of December 31, 2009 reflects redemptions payable in the amount of $22,410,715 at December 31, 2009.

(4)	Members’ equity as of December 31, 2008 reflects redemptions payable in the amount of $28,982,893 at December 31, 2008.

(5)	Members’ equity as of December 31, 2007 reflects redemptions payable in the amount of $22,708,145 at December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the audited financial statements of the Company and the related notes thereto appearing elsewhere in this Annual Report, ITEM 6. “SELECTED FINANCIAL DATA,” and ITEM 1A. “RISK FACTORS—Special Risks of the Fund of Funds Structure”.

The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. HFS, a Delaware limited liability company, serves as the Company’s Managing Member.

As of December 31, 2011, the Company had total assets of $548,994,309 compared with total assets of $642,636,484 as of December 31, 2010. Total liabilities of the Company were $26,715,538 as of December 31, 2011 compared with $20,842,491 as of December 31, 2010. Members’ equity of the Company was $522,278,771 as of December 31, 2011 compared with $621,793,993 as of December 31, 2010.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member, each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, the Advisors, that employ a broad range of investment strategies primarily within one or more of the following Investment Sectors: the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are GTT, which employs investment strategies in the tactical trading sector; GELS, which employs investment strategies within the equity long/short sector; and GFS, which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in the GFS Trust, which is a trust containing certain interests in illiquid assets transferred by GFS; GRV, which are both in the process of liquidation; and HFPO, which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the hedge fund sectors referenced herein.

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

The managing member of GFS created the GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to the GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “—Liquidity and Capital Resources” for a further discussion of the GFS Trust.

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

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2011, 2010, and 2009, and a general discussion of each material Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

2011 Performance

The Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2011 was $(14,836,466) compared to the Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2010 of $37,931,357.

Overview

The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the Investment Sectors. As further described under ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Risk Management,” quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while targeting attractive risk adjusted returns. World markets in 2011 were characterized by volatility and dispersion, with many risk assets generating negative performance for the year. Many equity markets experienced significant price declines, with disparities among index performance that were more pronounced than in recent years. In Europe, performance ranged from down 5.6% in the United Kingdom (as proxied by the FTSE 100 Index) to down 25.2% in Italy (as proxied by the FTSE MIB Index). Emerging markets also traded down, with the MSCI Emerging Market Index declining by 20.4%. U.S. equity markets finished flat for 2011 (as proxied by the S&P 500 Index), largely driven by the global risk sell-off in early August when a 15% decline in the S&P 500 Index pushed the CBOE Volatility Index (“VIX”) above 30 for 75 non-consecutive days in 2011, tripling the number of days spent above 30 in 2010. Though positive U.S. economic data and strong corporate earnings led U.S. indices to trade up at the end of 2011, the U.S. financial sector continued to underperform due to concerns regarding the sector’s exposure to Europe, with the S&P 500 Financials Index down 18.4% for 2011.

With respect to corporate credit, increased liquidity concerns over the second half of 2011 resulted in the market preferring larger and more recent issuances, leading to an increased equity market beta for investment grade corporate credit and an increased liquidity risk premium for high yield corporate credit. Within the structured credit space, a large-scale liquidation of mortgage-backed securities from the U.S. Government’s Maiden Lane II portfolio put further downward pressure on asset prices in the space. Despite these factors, the Credit Suisse High Yield Index gained 5.5% for the year and the J.P. Morgan Global Aggregate Bond Index gained 6.2%, driven by falling interest rates. The impact of policy rate cuts was muted in fixed income markets where short-term rates remained at historic lows, while default risk on sovereign debt made pricing long-term bonds in the developed world more difficult. During 2011, certain European countries began to experience increased funding stress and, at year-end, views of sovereign safety were divided with U.S. and German 10-year yields finishing 142 bps and 113 bps below where they started the year, respectively, while French 10-year yields finished a modest 23 bps lower.

Currency trading proved challenging for managers in 2011 as central bank interventions and a headline-driven macro environment drove price action. Trading of the euro was particularly difficult given the frequently changing sentiment, with the currency down 3.2% versus the U.S. dollar in 2011. In addition, interventions by the Bank of Japan and Swiss Central Bank resulted in sudden and sharp reversals of their respective currencies, causing many managers to lose some profits from long positions in these currencies. Polarity also existed in commodity markets with the spread between West Texas Intermediate and Brent crude oil spot prices historically wide at points, finishing up 8.2% and 13.3% (as proxied by front month futures contracts) respectively for 2011. While gold, which is typically viewed as a safe haven, ended the year up 10.2%, it lost nearly 6% in one day on September 23, as investors reportedly crystallized year-to-date gains to cover outsized equity losses.

Advisors in aggregate produced slightly negative returns in 2011, with high dispersion in performance and positioning across individual managers. In response to the highly uncertain market most Advisors maintained fairly conservative portfolios, particularly in the second half of the year, and effectively managed portfolio risk and volatility through the number of rapid market sell-offs and reversals. GTT Advisors finished with slightly positive performance, with gains by macro managers somewhat offset by losses from managed futures funds. GFS and GELS Advisors experienced negative performance, driven in part by losses from credit and equity market declines amid sharp market reversals that complicated risk management efforts.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of December 31, 2011, as well as each material Investee’s net return for the year ended December 31, 2011.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2011 Net Return (2)
GELS	40.30%	(3.72)%
GFS	24.38%	(3.70)%
GTT	31.56%	0.63%

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

For the year ended December 31, 2011, the Company’s Class A Series 1 units returned (3.94)% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the year ended December 31, 2011 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2011, GELS represented approximately 40% of the Company’s members’ equity. GELS returned (3.72)% for Class C Series 1 units for the year ended December 31, 2011.

GELS Advisors experienced negative performance in the twelve months ended December 31, 2011.

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

In the third quarter of 2011, GELS Advisors realized losses in all three months, most notably August and September, although in the aggregate losses were a fraction of equity markets with much lower volatility. There was a wide dispersion of performance, with the magnitude of performance driven largely by gross and net exposure levels, and to a lesser extent, sector selection and single-stock exposures. GELS Advisors with long exposure concentrated in financials or cyclical sectors such as energy, industrials, materials, consumer cyclical and technology underperformed during this period, while losses were more limited for GELS Advisors with long exposures concentrated in defensive sectors. GELS Advisors’ returns were broadly in line with net exposure levels, which decreased throughout the quarter. GELS Advisors with high levels of portfolio net exposure were unable to avoid the large market decline and realized some of the largest losses in the quarter. Those GELS Advisors with more neutrally or net short positioned portfolios and those who adopted more cautious positioning in late July and early August generally outperformed peers.

During the fourth quarter of 2011, GELS Advisors generated positive performance, although there was wide dispersion of performance across the strategy. In October, GELS Advisors with long exposure to cyclical sectors such as materials, energy, and financials, growth oriented companies, and small capitalization investments generally outperformed peers and kept pace with the October market rally. Underperforming GELS Advisors were more defensively positioned in October, having reduced risk following the market sell off in August and September. In November, GELS Advisors realized generally flat to moderately negative losses. Due to generally conservative positioning across the sector, GELS Advisors were well positioned to withstand the market weakness as the European outlook became bleaker, but failed to participate fully in the subsequent rally in the final days of the month. U.S.-focused GELS Advisors generally outperformed peers in other geographies, in accordance with the outperformance of U.S. equities. In December, GELS Advisors realized generally flat to moderately positive performance. GELS Advisors with long exposure concentrated in more cyclical sectors such as technology, energy, and materials generally underperformed GELS Advisors with long exposure concentrated in defensive sectors, such as consumer staples and healthcare. GELS Advisors who reduced or maintained conservative positioning into the December month-end equity market rally generally failed to recapture fully the late-month rebound.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2011, GFS represented approximately 24% of the Company’s members’ equity. GFS returned (3.70)% for Class C Series 1 units for the year ended December 31, 2011.

GFS Advisors experienced negative performance in the twelve months ended December 31, 2011.

The first quarter of 2011 began as a continuation of 2010 for GFS Advisors and their portfolios, with the market environment generally supportive of long positions in both equity and credit markets. High yield and leveraged loan assets both finished the first quarter in positive territory, and distressed credit positions also largely performed well. Merger arbitrage positions contributed to performance with increased activity throughout the first quarter. Additionally, special situations equities continued to generate positive returns due to a combination of idiosyncratic developments and the supportive market backdrop. In contrast, hedges were notable detractors over the first quarter, although GFS Advisors with more balanced positioning generally avoided significant losses in the middle of March when volatility spiked. Overall, GFS Advisors collectively realized positive performance in January and February, while March saw high dispersion in performance of underlying GFS Advisors given heightened market volatility.

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

The third quarter was marked by significant volatility and negative performance, driven by macro uncertainty largely centered in Europe. GFS Advisors collectively realized negative performance in all three months of the third quarter, generally driven by their overall level of directional exposure. The GFS Advisors that had maintained relatively balanced positioning or shifted to a more neutral portfolio typically fared better over the quarter. Equity exposures, particularly special situations equity positions with high hedge fund ownership, were the biggest detractors. Post-reorganization and levered equities also contributed to sizable losses. Credit contributed to losses as well, with large mark downs in individual positions despite somewhat limited trading volume. In particular, exposure to certain large, distressed capital structures detracted from performance as market participants seeking to reduce risk sold down exposures in these more liquid names. Both multi-strategy and credit focused GFS Advisors benefited from portfolio hedges, which offset some losses. Bearish views on Europe generated positive returns via short sovereign or single name European financial credit default swap positions. Through the end of the third quarter, GFS Advisors were generally more cautious than they had been throughout most of the first half of 2011. However, GFS Advisors acknowledged the increased opportunity set stemming from the recent market dislocation. While the risk-reward trade-off had improved for a number of investment opportunities, GFS Advisors were cognizant that markets remained vulnerable to further selling pressure as broader market volatility and macro uncertainty remained high.

GFS Advisors experienced negative performance during the fourth quarter of 2011, collectively offsetting positive performance experienced during the strong market rally in October with negative performance during both November and December. During October, GFS Advisors experienced mixed performance in the aggregate, while those with more equity exposure generally fared better as special situations equity names and post-reorganization equity investments partially retraced previous losses. GFS Advisors with more balanced exposures through October experienced muted performance as short investments detracted during the month. Negative market sentiment for much of November generally led to losses for GFS Advisors. GFS Advisors with more directional exposures and higher allocations to listed and post-reorganization equity positions generally experienced the largest declines. Conversely, GFS Advisors with more balanced exposures experienced flat to positive performance. During December, GFS Advisors collectively realized negative performance. Short exposure to European sovereign bonds, long positions in gold and short exposure to equity indices have been common hedges for GFS Advisors, all of which detracted from performance in December. Select long, distressed credit positions also detracted as limited liquidity created downward technical pressure on pricing. Equity-oriented positions generated mixed attribution in December as index performance was varied across geographies and as idiosyncratic news led to both contributors and detractors across top positions for managers.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2011, GTT represented approximately 32% of the Company’s members’ equity. GTT returned 0.63% for Class C Series 1 units for the year ended December 31, 2011.

GTT Advisors experienced positive performance in the twelve months ended December 31, 2011.

During the first quarter, GTT Advisors experienced positive performance as macro GTT Advisors contributed to gains while managed futures GTT Advisors generated losses. Performance was mixed in January as managed futures GTT Advisors suffered from the reversal of several strong foreign exchange market trends, while macro GTT Advisors generated positive performance primarily from gains in energy and agricultural commodity markets. Markets were volatile in February as broad risk asset price increases over the first several weeks of the month reversed into month-end following political instability in the Middle East. GTT Advisors ended February with positive performance, as GTT Advisors profited over the first part of the month from broadly pro-cyclical positioning across asset classes before giving back only some of the gains on the reversal. March also experienced high levels of intra month volatility as continued tensions in the Middle East and the earthquake in Japan further increased investor risk aversion, which led to significant losses across GTT Advisors over the first half of the month. Although macro GTT Advisors were able to more than recover losses into month-end by participating in a recovery rally of risk assets, managed futures GTT Advisors had broadly reduced exposures in response to higher volatility, which limited participation in the recovery and resulted in overall losses on the month.

GTT Advisors generated negative performance in the second quarter as both macro GTT Advisors and managed futures GTT Advisors experienced losses. In the aggregate, macro GTT Advisors outperformed managed futures GTT Advisors as sharp intra month reversals of several key market trends in May and June led to more significant declines for managed futures GTT Advisors. Performance was positive in April as GTT Advisors captured correlated and sustained moves in the direction of longer-term trends in equities, precious metals and energy commodities, while also generating profits in currencies through broadly short U.S. Dollar positioning. In May, heightened investor risk aversion and subsequent market volatility led to sharp reversals across many of the markets which had generated large gains in April. Managed futures GTT Advisors disproportionately suffered in May, as some macro GTT Advisors were able to trade these market moves more tactically. June saw further losses for managed futures GTT Advisors whereas performance was more mixed for macro GTT Advisors. Similar to May, most of June was characterized by an elevated level of investor risk aversion and the U.S. dollar continued to strengthen against emerging market currencies, which led to losses for many GTT Advisors, while long equity and commodity positioning also detracted.

GTT Advisors generated positive performance in the third quarter, as both macro and managed futures GTT Advisors contribute positively to performance, albeit with fairly high dispersion throughout the quarter. In the aggregate, macro GTT Advisors outperformed managed futures GTT Advisors, as macro GTT Advisors were able to more tactically adjust positioning in response to sharp trend reversals across several key markets. In July, performance was positive as both macro GTT Advisors and managed futures GTT Advisors captured sustained moves in the direction of longer-term trends, most notably in the U.S. Dollar versus Asia and commodity-related currencies, precious metals and fixed income markets. In August, macro GTT Advisors and managed futures GTT Advisors strategies continued to profit from trends in fixed income as long positions in U.S. and certain European government bonds benefited from further decline in yields. Trading in precious metals also contributed to gains, while managed futures GTT Advisors, and to a lesser extent macro GTT Advisors, suffered in currency trading following the strengthening of the U.S. Dollar. GTT Advisors experienced mixed performance in September as losses from managed futures GTT Advisors were offset by gains from macro GTT Advisors. Most of September was again characterized by elevated investor risk aversion, which contributed to U.S. Dollar strengthening against emerging market currencies, causing losses for many GTT Advisors. However, both macro GTT Advisors and managed futures GTT Advisors largely offset these losses through gains in fixed income trading.

GTT Advisors generated negative performance in the fourth quarter of 2011, as gains from macro GTT Advisors were offset by losses from managed futures GTT Advisors. In October, GTT Advisors generally suffered across all asset classes as the risk aversion that had characterized markets in both August and September eased. GTT Advisors experienced the largest losses in currency and fixed income trading as short Euro and long U.S. Dollar positioning, as well as long positioning in U.S. and core European government bonds, generated losses. Market risk sentiment reversed again in November, as risk assets declined and resulted in mixed performance for GTT Advisors. Trading in fixed income generally contributed positively to performance as GTT Advisors’ broadly long positioning in short-dated Eurozone fixed income benefited from declining yields on the outlook for further European Central Bank rate cuts. Managed futures GTT Advisors experienced gains in currency trading, but GTT Advisor performance from equities and commodities was muted and mixed. In December, GTT Advisors broadly benefited from gains in fixed income as positioning remained long across the curve; long positions in European fixed income were particularly successful for macro GTT Advisors.

2010 Performance

The Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2010 was $37,931,357 compared to the year ended December 31, 2009 of $60,555,634.

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

The table below illustrates the portfolio weighting of each material Investee as of December 31, 2010, as well as each material Investee’s net return for the year ended December 31, 2010.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2010 Net Return (2)
GELS	39.98%	3.90%
GFS	25.30%	9.60%
GTT	29.14%	9.65%

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

2009 Performance

The Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2009 was $60,555,634 compared to the year ended December 31, 2008 of $(91,647,625).

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

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2009 Net Return (2)
GELS	39.40%	13.37%
GFS	22.17%	19.10%
GFS Trust	6.28%	5.06	%(3)
GRV	0.82%	6.70%
GTT	25.97%	6.35%
HFPO	3.48%	11.27%

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)

These returns are based on the performance of Class C Series 1 units for GELS, GFS, GRV and GTT and Class A Series 1 units for HFPO and GFS Trust interests for the GFS Trust. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

(3)	The GFS Trust commenced operations on March 31, 2009. The return is for the period from March 31, 2009 to December 31, 2009.

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

Merger arbitrage was also a significant contributor to performance in 2009. GFS Advisors were significantly invested in major deals such as Rohm and Haas Company / The Dow Chemical Company, Genentech, Inc. /Roche Holding, Ltd., Wyeth / Pfizer Inc. and Schering Plough Corporation / Merck & Co. Inc. Multi-strategy GFS Advisors invested in these merger arbitrage transactions with the view that broken deals were less likely given the strategic nature of the transactions, the superior credit quality of the acquirers and the attractiveness of arbitrage spreads given a diminished amount of competing capital. Overall, 2009 ended with the successful completion of each of the major merger transactions highlighted above and no major failed transactions.

Goldman Sachs Global Fundamental Strategies Asset Trust

As of December 31, 2009, the GFS Trust represented approximately 6% of the Company’s members’ equity. Performance information for the GFS Trust for the year ended December 31, 2009 cannot be provided because the GFS Trust was formed on March 31, 2009. The GFS Trust returned 5.06% for the period from March 31, 2009 to December 31, 2009. See “—Liquidity and Capital Resources” for a further discussion of the GFS Trust.

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

Goldman Sachs Global Relative Value, LLC

As of December 31, 2009, GRV represented approximately 1% of the Company’s members’ equity. GRV returned 6.70% for Class C Series 1 units for the year ended December 31, 2009. GRV ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidation distribution. Investors in GRV (including the Company) will receive proceeds from the liquidation over time as GRV receives redemption proceeds from Advisor Funds. See “—Liquidity and Capital Resources” for a further discussion of GRV.

Comparison of Selected Financial Information for the years ended December 31, 2011, 2010 and 2009

Interest and Dividend Income

Interest and dividend income for the years ended December 31, 2011, 2010 and 2009 was $6,668, $21,516 and $159,987, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the year ended December 31, 2011 was $7,426,998, compared to the year ended December 31, 2010 of $7,787,932 and the year ended December 31, 2009 of $7,578,899. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2011 compared to the year ended December 31, 2010 and the year ended December 31, 2010 compared to the year ended December 31, 2009.

Effective November 1, 2010, the Company’s credit facility matured and was not renewed. The Company had no interest expense for the year ended December 31, 2011. Interest expense was $183,060 for the year ended December 31, 2010 and $81,111 for the year ended December 31, 2009. The increase in interest expense for the year ended December 31, 2010 compared to December 31, 2009 was due to an increased commitment/facility fee rate.

Professional fees for the year ended December 31, 2011 were $842,471, compared to the year ended December 31, 2010 of $665,360 and the year ended December 31, 2009 of $1,049,718. The increase in professional fees for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to increased costs related to the additional regulatory filing requirement of adopting Extensible Business Reporting Language (“XBRL”). The decrease in professional fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to reduced professional costs related to the ongoing operations as a public company.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in miscellaneous expenses in the Statement of Operations. For the year ended December 31, 2011 and 2010, the Company incurred an administration fee of $146,335 and $66,145, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the years ended December 31, 2011, 2010 and 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $270,250, $324,908 and $295,484, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the year ended December 31, 2011 were $219,482, compared to the year ended December 31, 2010 of $165,021 and the year ended December 31, 2009 of $161,930.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2011 was $6,026, compared to the year ended December 31, 2010 of $283,319 and the year ended December 31, 2009 of $137,681. The decrease in Incentive Allocation for the year ended December 31, 2011 from the year ended December 31, 2010 was due to a decrease in net income from operations for the period resulting in certain series of Class A shares declining below their high watermark. The increase in Incentive Allocation for the year ended December 31, 2010 from the year ended December 31, 2009 was due to an increase in net income from operations for the period for certain series of Class A shares that were above their high watermark.

Other than the management fee, interest expense, professional fees, administration fees, miscellaneous expenses and incentive allocation, there are no other fees directly borne by the Company.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither the GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout 2011. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from the GFS Trust and GRV.

HFS, the managing member of GFS, created the GFS Trust for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of the GFS Trust (the “Trustee”). The Trustee appointed HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to the GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to the GFS Trust the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from the GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to the GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

The Company received subscriptions from new and existing investors of $28,220,000 during the year ended December 31, 2011, of $64,918,041 during the year ended December 31, 2010 and of $73,875,837 during the year ended December 31, 2009.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $98,243,039 during the year ended December 31, 2011, $73,423,039 during the year ended December 31, 2010 and $144,530,014 during the year ended December 31, 2009. The Company had Redemptions payable in the amount of $24,922,213 at December 31, 2011, $18,895,114 at December 31, 2010 and $22,410,715 at December 31, 2009. The Company funded the redemptions made in 2009, 2010 and 2011 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2012 had a material adverse effect on the value of the units or the performance of the Company.

Demand for redemptions varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors.

Subject to applicable law, the Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses or for other purposes.

As of December 31, 2011, the Company had cash and cash equivalents on hand of $30,701,757. As of December 31, 2010, the Company had cash and cash equivalents on hand of $29,949,410.

Investments as of December 31, 2011 were $518,292,552 as compared to $612,687,074 as of December 31, 2010. The decrease for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to net redemptions made by the Company from the Investment Funds and net realized and unrealized losses on Investments in affiliated Investees during the year ended December 31, 2011.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of December 31, 2011 was $1,143,333 as compared to $1,322,217 as of December 31, 2010. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 will not materially affect the Company’s financial condition, results of operations, or cash flows.

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

At December 31, 2011 and December 31, 2010, approximately 97% and 95%, respectively, of the fair value of the Company’s pro-rata share of investments in the Investment Funds was determined predominantly from utilizing NAVs provided by external advisors. At December 31, 2011 and December 31, 2010, investments valued using quoted market prices represented 0% and 1%, respectively, of the fair value of the Company’s pro-rata share of investments in the Investment Funds.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described under ITEM 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful” and “—Special Risks of the Fund of Funds Structure.”

The valuation provisions of the Company’s LLC Agreement and the LLC Agreements of the Investment Funds provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for the GFS Trust. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company’s value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

There has been no situation during the periods contained in this Annual Report, where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate.

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of December 31, 2011 and as of December 31, 2010, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2011 to December 31, 2011 and from January 1, 2010 to December 31, 2010. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	$(14.8)		$(14.8)	$(14.8)	$(14.8)
Year Ended December 31, 2011
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity

GELS	40.30%		$210,487,878	$(8.6)	(2)
GFS	24.38		127,322,190	(5.2)	(3)
GFS Trust	2.65		13,856,921	(1.8)	(4)
GRV	0.22		1,125,167	(0.3)	(5)
GTT	31.56		164,808,737	1.1	(6)
HFPO	0.13		691,659	(0.0)	(7)

Total	99.24	%(8)	$518,292,552	$(14.8)

	$(14.8)		$(14.8)	$(14.8)	$(14.8)
Year Ended December 31, 2010
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity

GELS	39.98%		$248,593,542	$9.1	(2)
GFS	25.30		157,347,212	12.8	(3)
GFS Trust	3.73		23,188,415	0.1	(4)
GRV	0.27		1,649,094	0.1	(5)
GTT	29.14		181,173,125	15.9	(6)
HFPO	0.12		735,686	(0.1)	(7)

Total	98.54	%(8)	$612,687,074	$37.9

(1)

Members’ equity, used in the calculation of the investments as a percentage of members’ equity, based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.

(2)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(3)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(4)

The GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for the GFS Trust, distributions will be made to holders of interests in the GFS Trust as the GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to five years.

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

(7)

HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately five years.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2011, the Managing Member had full position level transparency for approximately 55% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful” and “—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector”.

The managing member of the Investment Funds monitors Advisors to prevent style drift. “Style drift” is defined as Advisors changing their investment style from the Investment Fund’s expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Position sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful” and “—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector”.

At the Company’s portfolio level, the Company’s portfolio construction process is designed to provide for adequate diversification. Each Investment Fund is a portfolio of approximately 10-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor. The managing member of the Investment Funds, in its sole discretion, may determine from time to time the number of Advisors with which the Investment Funds invest based on factors such as the amount of assets under management of the Investment Funds, the availability of attractive opportunities, and other portfolio construction considerations. Any such greater concentration with any single Advisor or in any single investment strategy may entail additional risks. See Item 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful”.

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 40% GELS, 24% GFS and 32% GTT as of December 31, 2011 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 25% GFS and 29% GTT as of December 31, 2010 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Sectors”.

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

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. Neither the GFS Trust nor GRV provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2010 to December 31, 2011.

	Fiscal Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Net realized and unrealized gain/(loss)	$10,147,025	$(14,822,553)	$20,889,590	$21,717,295
Total expenses	$2,217,325	$2,316,934	$2,216,350	$2,116,909
Net income/(loss)	$7,932,107	$(17,133,623)	$18,680,638	$19,606,233
Net income/(loss) available for pro rata allocation to Members	$7,875,210	$(17,078,339)	$18,599,659	$19,405,506

	Fiscal Quarter Ended
	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Net realized and unrealized gain/(loss)	$8,486,656	$(7,236,940)	$(20,007,989)	$3,921,807
Total expenses	$2,216,897	$2,119,445	$2,255,923	$2,043,021
Net income/(loss)	$6,273,942	$(9,355,215)	$(22,263,228)	$1,879,417
Net income/(loss) available for pro rata allocation to Members	$6,189,352	$(9,275,948)	$(22,263,228)	$1,878,714

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The management of the Managing Member of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Managing Member’s principal executive and principal financial officers (or persons performing similar functions) and effected by the management of the Managing Member, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for the Company for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE MANAGING MEMBER AND REGISTRANT AND CORPORATE GOVERNANCE

The Company currently has a board of directors but no executive officers. The Managing Member is, and has historically been, responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM 1. See ITEM 1. “BUSINESS—MANAGING MEMBER”. On April 1, 2009, the Managing Member established a board of directors of the Company (the “Board of Directors”) to supervise the affairs of the Company in lieu of the supervision previously provided by the board of directors of the Managing Member. The Managing Member, through its executive officers who have responsibility for the Company, currently is and will continue to be responsible for the operations of the Company. The following table sets forth the executive officers of the Managing Member who have responsibility for the Company and the directors of the Company.

Name	Age	Position(s)
Kent A. Clark	47	Managing Director and Chief Investment Officer of the Managing Member
Helen A. Crowley	48	Managing Director and Chief Financial Officer of the Managing Member
Westley D. Chapman	45	Managing Director of the Managing Member
J. Christopher A. Kojima	42	Director of the Company

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

Helen A. Crowley is a Managing Director of Goldman Sachs and is the Chief Financial Officer and Director of the Managing Member. Ms. Crowley is also the chief financial officer and chief operating officer of the Global Manager Strategies business within the Alternative Investments & Manager Selection Group. In this capacity, she is responsible for the overall infrastructure and administration of the businesses globally. Previously, Ms. Crowley was a member of the Hedge Fund Strategies product management team, where she focused on client implementation, client reporting and other strategic initiatives. Prior to that, she held various roles within the Investment Management Division and as a senior project manager in the Compliance Division. Ms. Crowley first joined Goldman Sachs in 1998 as a vice president and senior project manager in the Operations Division. She returned to the firm in 2003 as a vice president in the Compliance Division after working at Morgan Stanley as an executive director and global marketing head for the Private Wealth Management Group. Ms. Crowley was named managing director in 2010. Prior to joining the firm in 1998, Ms. Crowley worked at Christie’s Auction House as head of business development and client marketing. Ms. Crowley earned a B.A. in Art History from the College of the Holy Cross and an M.B.A. from Columbia University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2011 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

Code of Ethics

The Managing Member has adopted a Code of Ethics for the Company that applies to the Board of Directors and the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K for December 31, 2004. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member’s Amended Code of Ethics was filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.

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

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not required to have an audit committee comprised of independent directors. The Company currently does not have an audit committee, and accordingly there is no charter for such committee, and the Board of Directors, which performs the functions of an audit committee on behalf of the Company, believes that the directors of the Company collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have including overseeing the Company’s accounting and financial reporting practices. Therefore, the Board of Directors does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert. Furthermore, the Board of Directors has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

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

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Board of Directors is responsible for the management and operations of the Company. In 2011, the Board of Directors met frequently, including at regularly scheduled quarterly meetings, with employees of the Managing Member to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2011 and accordingly no members of the Board of Directors attended.

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

The Company does not bear the costs of the annual compensation of its directors or the executive officers of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company and will not bear costs for the Company’s directors. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2011. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Fee Type	Fee Amount
Management Fee paid or payable by the Company	$7,426,998
Incentive Allocation paid or payable by the Company	$6,026
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the units.

Security Ownership of Management

HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2011 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the directors of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 28, 2012.

Number of Units	Name of Beneficial Owner	Percentage of All Investors’ Interests
0	Kent A. Clark	—
0	Helen A. Crowley	—
0	Westley D. Chapman	—
0	J. Christopher A. Kojima	—
0	Directors and executive officers as a group	—

Changes in Control

There are no arrangements, including pledges by any person of units of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Managing Member is an advisory affiliate of Goldman Sachs. Each of the Managing Member, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc. See ITEM 1. “BUSINESS—POTENTIAL CONFLICTS OF INTEREST”.

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

The Company may from time to time, in the sole discretion of the Managing Member, invest in money market funds sponsored, managed or advised by the GS Group, and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Investment Objective and Strategy”.

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Some of the directors of the Company and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2011 and are proposed to provide such services in the current year.

No directors of the Company and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2011. Certain directors of the Company and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors of the Company and executive officers of the Managing Member from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

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

Director Independence

The Company is not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and is therefore not subject to a requirement that a majority of the board of directors be independent. The Managing Member is responsible for the management and operations of the Company. All of the directors of the Company are employees of Goldman Sachs and the Managing Member. Accordingly, under the Independence Test of the Corporate Governance Standards of the New York Stock Exchange and other comparable stock exchange standards, none of the directors of the Company are independent. Similarly, as discussed further under Item 10, the Company is not subject to the requirements under the Corporate Governance Standards of the New York Stock Exchange that the audit, nominating and compensation committees be comprised of independent directors and the Company is not expected to have separately designated audit, nominating and compensation committees.

Brokerage

The Advisors, managing Investment Fund assets directly or through Managed Accounts and certain Alternative Investments will have the authority to select brokers and dealers from a list approved by the managing member of the Investment Funds, through which to effect transactions on the basis of various factors. The managing member of the Investment Funds requires such Advisors to select executing brokers on a best execution basis, taking into consideration such factors as price, commissions and commission equivalents, other transaction costs, quality of brokerage services, creditworthiness, financial stability, financial responsibility, strength and clearance and settlement capability. The Company does not have oversight over broker and dealer selection by Investment Funds.

To the extent permitted under applicable law, the Advisors may, in their sole discretion, execute transactions on behalf of the Company and the Investment Funds, through Managed Accounts or on behalf of Advisor Funds, and with or through Goldman Sachs, and such transactions may, in some cases, be executed together with transactions on behalf of Goldman Sachs. The Advisors may also use Goldman Sachs for prime brokerage and other services for the Company and Advisor Funds, as well as their other clients.

Additionally, in selecting brokers and dealers to execute transactions for any Advisor Fund, or for the Company or an Investment Fund through any Managed Account, certain of the Advisors may consider products or services provided, or expenses paid, by such brokers and dealers to, or on behalf of, such Advisors. Products and services generally include research items. In some circumstances, the commissions paid on transactions with brokers or dealers providing such services may exceed the amount another broker would have charged for effecting that transaction. “Soft dollar” payments or rebates of amounts paid to brokers and dealers may arise from exchange traded agency transactions, as well as over-the-counter principal transactions. In addition, such payments or rebates may be made by futures brokers in connection with futures transactions.

Research or other services obtained in this manner may be used in servicing any or all advisory clients of the Advisors, including the Investment Funds and the Advisor Funds, and may be used in connection with advisory accounts other than those that pay commissions to the broker or dealer relating to the research or other service arrangements.

GS Group may also receive products or services, including research, from brokers and dealers that provide brokerage services to its clients. The brokers and dealers providing such products and services may include the brokers and dealers that Advisors select to execute transactions on behalf of Advisor Funds, and the Company or an Investment Fund through Managed Accounts. Research products and services made available to GS Group through such brokers and dealers may include: performance and other qualitative and quantitative data relating to Advisors in general and certain Advisors in particular; data relating to the historic performance of categories of securities associated with particular investment styles; quotation equipment; and related computer hardware and software, all of which research products and services may be used by the Managing Member in connection with its selection and monitoring of Advisors, the portfolio design of a mix of investment styles appropriate to investment objectives of clients, and the determination of overall portfolio strategies including asset allocation models.

Placement Agent

Goldman Sachs acts as the Placement Agent for the Company. The Placement Agent may receive compensation (the “Placement Fee”) from the Managing Member that represents a portion of the Management Fee or the Incentive Allocation. The Placement Agent, from time to time in its sole discretion, may enter into sub-placement agreements with affiliates and unaffiliated third parties, and the Company may engage one or more affiliated or unaffiliated successors or additional placement agents or distributors, in each case including without limitation Goldman Sachs and unaffiliated entities, registered broker-dealers and trust companies and others, on such terms as the Managing Member or the Placement Agent may determine, in their sole discretion. At the sole discretion of the Placement Agent, all or a portion of the Placement Fee may be allocated to such sub-placement agents. The Managing Member or the Company may also pay certain expenses of the Placement Agent and fees and expenses of other dealers and other financial intermediaries (“Intermediaries”).

In connection with the retention of any such affiliated or unaffiliated placement agents, sub-placement agents or distributors, the Company may, in the sole discretion of the Managing Member, and without notice to the Members, issue one or more additional classes of units, including classes that are subject to higher fee and compensation arrangements than those of the classes of units being offered hereby or any class of units then outstanding. The placement fee in respect of any such class of units may be paid by the Managing Member out of the Management Fee or the Incentive Allocation in respect of such class of units, by the holders of such class of units pursuant to an agreement between such holders and the placement agent, or by the Company, in which case the Company, in its sole discretion, will make appropriate adjustments to the NAV of each class of units to ensure that any such placement fee is borne directly or indirectly only by holders of the class of units to which such placement fee relates. In the future, certain investors may enter into arrangements pursuant to which such investors bear a portion of the Placement Fee, which may be paid out of the assets of the Company and specially charged to the accounts of the applicable investors.

Subject to applicable law, the Placement Agents and Intermediaries, at their discretion (with the approval of the Managing Member) may on a negotiated basis enter into private arrangements with a Member (or an agent thereof) under which a Placement Agent, an Intermediary or the Managing Member makes payments to or for the benefit of such Member which represent a rebate of all or part of the fees paid by the Company to the Managing Member in respect of such holder’s units. Consequently, the effective net fees payable by a Member who is entitled to receive a rebate under the arrangements described above may be lower than the fees payable by a Member who does not participate in such arrangements. Such arrangements reflect terms privately agreed between parties other than the Company, and for the avoidance of doubt, the Company cannot, and is under no duty to, enforce equality of treatment between Members by other entities, including those service providers of the Company that it has appointed. The Placement Agent, an Intermediary or the Managing Member will be under no obligation to make arrangements available on equal terms to other Members.

Pursuant to an agreement entered into between the Placement Agent and the Fund (the “Placement Agent Agreement”), the Company has agreed to indemnify and hold harmless the Placement Agent, its affiliates and any agent against any losses, claims, damages or liabilities (or actions in respect thereof), joint or several (the “Covered Claims”), to which the Placement Agent may become subject, to the extent such Covered Claims arise out of or are based upon (i) an untrue statement or alleged untrue statement of a material fact contained in the Memorandum, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading. The Placement Agent Agreement provides that the Company will reimburse the Placement Agent for any legal or other expenses reasonably incurred by the Placement Agent in connection with investigating or defending any such Covered Claims; provided, however, that the Company will not be liable to indemnify or reimburse the Placement Agent in any such case to the extent that any such Covered Claims arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Memorandum in reliance upon and in conformity with written information furnished to the Company by the Placement Agent expressly for use therein.

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

Goldman Sachs also acts as the placement agent to the Investment Funds on similar terms as those described above. The Company will not be charged any placement fee by the Investment Funds.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by E&Y during those periods.

	Year Ended December 31
	2011	2010
Audit Fees	$186,350	$187,437
Audit-Related Fees	—	—
Tax Fees(1)	163,110	121,200
All Other Fees(2)	119,000	—

Total	$468,460	$308,637

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s. The change in tax fees relates to a scope increase for tax preparation work in new states.

(2)	Other Fees primarily involve assistance with the Company’s regulatory filings in connection with XBRL requirements.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC
(Registrant)

By: Goldman Sachs Hedge Fund Strategies LLC Managing Member

By:	/S/ HELEN A. CROWLEY
Name: Helen A. Crowley
Title: Managing Director and Principal Financial Officer

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ J. CHRISTOPHER A. KOJIMA	Director	March 28, 2012
J. Christopher A. Kojima

INDEX OF EXHIBITS

Exhibit No.	Description

3*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the Company’s LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

10.1*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

10.2*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

10.4*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K,filed March 31, 2008, and incorporated herein by reference).

10.6*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.7*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.8*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

14.1*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).

14.2*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

31.1	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheets, including the schedules of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2011 and 2010, the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 28, 2012

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2011 and December 31, 2010

	2011		2010
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Goldman Sachs Global Equity Long/Short, LLC	$210,487,878	40.30%	$248,593,542	39.98%
Goldman Sachs Global Fundamental Strategies, LLC	127,322,190	24.38%	157,347,212	25.30%
Goldman Sachs Global Fundamental Strategies Asset Trust	13,856,921	2.65%	23,188,415	3.73%
Goldman Sachs Global Relative Value, LLC	1,125,167	0.22%	1,649,094	0.27%
Goldman Sachs Global Tactical Trading, LLC	164,808,737	31.56%	181,173,125	29.14%
Goldman Sachs HFP Opportunistic Fund, LLC	691,659	0.13%	735,686	0.12%

Total investments (cost $472,904,432 and $529,138,634, respectively)	$518,292,552	99.24%	$612,687,074	98.54%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at December 31, 2011 and December 31, 2010.

December 31, 2011
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$34,288,005	6.57%

December 31, 2010
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$47,508,604	7.64%

(1)

Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 94.72% and 95.63% of members’ equity at December 31, 2011 and December 31, 2010, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2011 and December 31, 2010

	2011	2010
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $472,904,432 and $529,138,634, respectively)	$518,292,552	$612,687,074
Cash and cash equivalents	30,701,757	29,949,410

Total assets	$548,994,309	$642,636,484

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$24,922,213	$18,895,114
Management fee payable	1,143,333	1,322,217
Accrued expenses and other liabilities	649,992	625,160

Total liabilities	26,715,538	20,842,491
Members’ equity:
Members’ equity (units outstanding 4,330,758.94 and 4,849,206.06, respectively)	522,278,771	621,793,993

Total liabilities and members’ equity	$548,994,309	$642,636,484

Analysis of members’ equity:
Net capital contributions, accumulated net investment gain/(loss) and realized gain/(loss) on investments	$476,890,651	$538,245,553
Accumulated net unrealized gain/(loss) on investments	45,388,120	83,548,440

Total members’ equity(1)	$522,278,771	$621,793,993

(1)	Refer to Note 9 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest and dividend income	$6,668	$21,516	$159,987
Expenses:
Management fee	7,426,998	7,787,932	7,578,899
Professional fees	842,471	665,360	1,049,718
Administration fee	146,335	66,145	—
Interest expense	—	183,060	81,111
Miscellaneous expenses	219,482	165,021	161,930

Total expenses	8,635,286	8,867,518	8,871,658

Net investment income/(loss)	(8,628,618)	(8,846,002)	(8,711,671)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	23,323,854	14,328,926	38,166,633
Net change in unrealized gain/(loss)	(38,160,320)	23,602,431	22,389,001

Net realized and unrealized gain/(loss)	(14,836,466)	37,931,357	60,555,634

Net income/(loss)	$(23,465,084)	$29,085,355	$51,843,963

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2008	$—	$609,936,071	$609,936,071
Subscriptions	—	73,875,837	73,875,837
Redemptions	(137,681)	(137,820,155)	(137,957,836)
Allocations of net income/(loss):
Incentive allocation	137,681	(137,681)	—
Pro-rata allocation	—	51,843,963	51,843,963

Members’ equity at December 31, 2009	—	597,698,035	597,698,035

Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Incentive allocation	283,319	(283,319)	—
Pro-rata allocation	—	29,085,355	29,085,355

Members’ equity at December 31, 2010	—	621,793,993	621,793,993

Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	$—	$522,278,771	$522,278,771

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income/(loss)	$(23,465,084)	$29,085,355	$51,843,963
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(9,602,658)	(66,075,305)	(142,600,000)
Proceeds from sales of investments in affiliated Investees	89,160,714	77,755,084	231,508,801
Net realized gain/(loss) from investments in affiliated Investees	(23,323,854)	(14,328,926)	(38,166,633)
Net change in unrealized gain/(loss) on investments in affiliated Investees	38,160,320	(23,602,431)	(22,389,001)
Increase/(decrease) in operating liabilities:
Management fee payable	(178,884)	33,249	(728,685)
Interest payable	—	(13,556)	6,667
Accrued expenses and other liabilities	24,832	130,100	(293,897)

Net cash from operating activities	70,775,386	2,983,570	79,181,215

Cash flows from financing activities
Subscriptions	28,220,000	64,918,041	73,875,837
Redemptions	(98,243,039)	(73,423,039)	(144,530,014)

Net cash from financing activities	(70,023,039)	(8,504,998)	(70,654,177)

Net change in cash and cash equivalents	752,347	(5,521,428)	8,527,038
Cash and cash equivalents at beginning of year	29,949,410	35,470,838	26,943,800

Cash and cash equivalents at end of year	$30,701,757	$29,949,410	$35,470,838

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$—	$196,616	$74,444

In-kind transfer from Goldman Sachs Global Fundamental Strategies, LLC to Goldman Sachs Global Fundamental Strategies Asset Trust (Refer to Note 3)	$—	$—	$47,730,311

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Goldman Sachs Global Equity Long/Short, LLC (“GELS”), Goldman Sachs Global Fundamental Strategies, LLC (“GFS”) and Goldman Sachs Global Tactical Trading, LLC (“GTT”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Goldman Sachs Global Fundamental Strategies Asset Trust (the “GFS Trust”), Goldman Sachs Global Relative Value, LLC (“GRV”) and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and, together with the GFS Trust, GRV and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

Realized and unrealized gain/(loss) on investments in affiliated Investees

Realized and unrealized gain/(loss) on investments in affiliated Investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value (“NAV”) information supplied by each individual Investee, which includes realized and unrealized gains/(losses) on underlying investments of the Investees as well as management fees and incentive fees charged by the Advisors, administration fees and all other income/expenses of the Investees. See “Note 3—Investments in affiliated Investees” for further information.

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

December 31, 2011

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 will not materially affect the Company’s financial condition, results of operations, or cash flows.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 3 – Investments in affiliated Investees

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to the terms and conditions of the operating agreements of the respective affiliated Investees. The investments in affiliated Investees are carried at fair value. Fair values are determined utilizing NAV information supplied by each individual affiliated Investee. HFS is the managing member of each of the affiliated Investees. HFS does not charge the Company any management fee or incentive allocation at the Investee level. Realized gains/(losses) on the redemption of investments in affiliated Investees are calculated using the specific identification cost method.

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the Investment Funds’ asset allocation with the various Advisors and the performance of each of their Advisor Funds and interests held by the GFS Trust, GRV and HFPO. NAVs received by the Investees from, or on behalf of, the Advisor Funds are based on the fair value of the Advisor Funds’ underlying investments in accordance with policies established by each Advisor Fund. HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at December 31, 2011 and December 31, 2010:

	December 31,
Investee	2011	2010
GELS	$197,315,455	$218,989,189
GFS	122,378,546	138,846,103
GFS Trust	13,627,595	20,402,700
GRV	1,471,822	1,686,248
GTT	137,401,886	148,505,266
HFPO	709,128	709,128

	$472,904,432	$529,138,634

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 3 – Investments in affiliated Investees (continued)

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Investee	Liquidity	2011	2010	2009
GELS	(1)	$(8,591,402)	$9,074,710	$24,207,212
GFS	(2)	(5,195,494)	12,794,779	22,529,461
GFS Trust	(3)	(1,828,689)	76,780	2,188,357
GRV	(4)	(312,466)	127,448	1,439,227
GTT	(5)	1,135,612	15,955,309	8,096,147
HFPO	(6)	(44,027)	(97,669)	2,095,230

Total		$(14,836,466)	$37,931,357	$60,555,634

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

(3)

The GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for the GFS Trust, distributions will be made to holders of interests in the GFS Trust as the GFS Trust receives proceeds in respect of its underlying investments. The estimated remaining holding period of its remaining underlying investments range from one to five years.

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

(6)

HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. The estimated remaining holding period of the illiquid investment is approximately five years.

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

December 31, 2011

Note 3 – Investments in affiliated Investees (continued)

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

Goldman Sachs Global Fundamental Strategies Asset Trust

HFS, the managing member of GFS, created the GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of the GFS Trust (the “Trustee”). The Trustee appointed HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of GFS Trust assets. On March 31, 2009, GFS transferred to the GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. GFS transferred to the GFS Trust the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in GFS, including the Company, was issued its pro-rata share of GFS Trust interests based on its ownership in GFS as of the transfer date. Distributions from the GFS Trust in respect of GFS Trust interests will be made to holders of GFS Trust interests, including the Company, as amounts in respect of the assets transferred to the GFS Trust are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

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

December 31, 2011

Note 3 – Investments in affiliated Investees (continued)

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the years ended December 31, 2011, 2010 and 2009. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	2011				2010				2009
Investee	Management fees		Incentive fee		Management fees		Incentive fee		Management fees	Incentive fee
GELS	1.64%		20.27%		1.60%		19.78%		1.54%	18.25%
GFS	1.67%		18.44%		1.66%		18.75%		1.58%	18.00%
GFS Trust	1.54%		17.91%		1.54%		17.50%		1.42%	16.04%
GRV	1.40%		11.13%		1.11%		9.60%		1.27%	12.22%
GTT	2.20%		21.63%		1.90%		19.06%		1.85%	17.81%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)	1.99%	19.86%

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

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

December 31, 2011

Note 4 – Fair Value Measurements (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at December 31, 2011 and December 31, 2010:

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$210,487,878	$—	$210,487,878
Event Driven	—	127,322,190	13,856,921	141,179,111
Tactical Trading	—	164,808,737	—	164,808,737
Multi-Sector	—	—	691,659	691,659
Relative Value	—	—	1,125,167	1,125,167

Total	$—	$502,618,805	$15,673,747	$518,292,552

	December 31, 2010
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$248,593,542	$—	$248,593,542
Event Driven	—	157,347,212	23,188,415	180,535,627
Tactical Trading	—	181,173,125	—	181,173,125
Multi-Sector	—	—	735,686	735,686
Relative Value	—	—	1,649,094	1,649,094

Total	$—	$587,113,879	$25,573,195	$612,687,074

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $28,339,424 and $29,919,410, which were classified as Level 1 assets as of December 31, 2011 and December 31, 2010, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2011:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) on investments in affiliated investees	(197,349)	—	1,759	(195,590)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	(1,631,340)	(44,027)	(314,225)	(1,989,592)
Sales	(7,502,805)	—	(211,461)	(7,714,266)
Level 3 transfers in	—	—	—	—
Level 3 transfers out	—	—	—	—

Balance at December 31, 2011	$13,856,921	$691,659	$1,125,167	$15,673,747

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 4 – Fair Value Measurements (continued)

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2010:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2010	$37,532,758	$—	$4,887,674	$42,420,432
Net realized gain/(loss) on investments in affiliated investees	(75,398)	—	87,499	12,101
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	152,178	(58,363)	39,949	133,764
Sales	(14,421,123)	—	(3,366,028)	(17,787,151)
Level 3 transfers in	—	794,049	—	794,049

Balance at December 31, 2010	$23,188,415	$735,686	$1,649,094	$25,573,195

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer. Transfers into Level 3 are due to HFPO’s sole investment in an Advisor Fund which implemented restrictions on redemptions during the year.

Note 5 – Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee payable to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the years ended December 31, 2011, 2010 and 2009, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $270,250, $324,908 and $295,484, respectively.

Note 6 – Risk Management

The Investees’ investing activities and those of the Advisor Funds in which they invest expose the Company to various types of risks that are associated with the financial investments and markets in which the Investees and such Advisor Funds invest. In the ordinary course of business, HFS, in its capacity as Managing Member of the Company and the Investees, attempts to manage a variety of risks, including market, operational, liquidity and credit risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. HFS monitors risk guidelines and diversifies exposures across a variety of instruments, markets and counterparties.

Item 1A of Part I of this Annual Report on Form 10-K provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 6 – Risk Management (continued)

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

The fair value of the Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end NAV.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 6 – Risk Management (continued)

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 —Investments in affiliated Investees”, neither the GFS Trust nor GRV provide investors with a voluntary redemption right and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2011 and December 31, 2010 approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2011 and December 31, 2010 approximately 3% and 4%, respectively of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for the GFS Trust and GRV.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 6 – Risk Management (continued)

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

Investment in Investees risk

The Managing Member generally has limited access, if at all, to specific information regarding the Advisors’ portfolios held by the Investees and relies on valuations provided by, or on behalf of, the Advisors. The Company will be affected by the Advisors’ investment policies and decisions in direct proportion to the amount of the Company’s assets that are invested with each Investee. The NAV of the Advisors’ assets will fluctuate in response to, among other things, various market and economic prospects of investments that the Advisors make, and as a result, the NAV of the Investees and the Company will be impacted. Generally, the NAVs provided by, or on behalf of, the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company’s financial statements.

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

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at December 31, 2011 and December 31, 2010, respectively.

Included in the redemptions payable on the Balance Sheet at December 31, 2011 and December 31, 2010 were redemptions due to the Managing Member of $6,026 and $283,319, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 7 – Related parties (continued)

For the year ended December 31, 2011, the Company earned dividends of $6,668 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the year ended December 31, 2010, the Company earned dividends of $20,392 from an investment in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At December 31, 2011 and December 31, 2010, the fair values of such money market investments was $28,339,424 and $29,919,410, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at December 31, 2011, 2010 and 2009. Employees of Goldman Sachs & Co. owned approximately 2% of the Company’s equity at December 31, 2011, 2010 and 2009.

Note 8 – Borrowing facility

The following table summarizes the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Barclays Bank PLC (the “Facility Counterparty”) between January 1, 2009 and November 1, 2010:

Time periods(1)(2)	Maximum amount(2)	Interest rate(3)	Facility fee/ Commitment fee
September 1, 2010 through November 1, 2010(4)	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 5.00%	1.00%
June 1, 2010 through August 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.50%	1.00%
January 28, 2010 through May 31, 2010	Lesser of $33,700,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.29%
January 1, 2009 through January 27, 2010	Lesser of $32,000,000 or 14.25% of the Company’s NAV	LIBOR plus 1.00%	0.25%

(1)	The Credit Facility matured on November 1, 2010 and was not renewed.

(2)	The Company also granted a security interest in the Company’s cash accounts and any other accounts that contain any other investment property of the Company.

(3)	London Interbank Offered Rate (“LIBOR”).

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity

At December 31, 2011, December 31, 2010 and December 31, 2009, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. Effective January 1, 2010, Class A Series 55 through Series 65 and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. The Managing Member does not own any units in the Company.

The Company’s unit activity for the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31, 2010	Unit Conversion	Subscriptions	Redemptions	December 31, 2011
Class A:
Series 1	2,560,820.36	—	—	(404,542.30)	2,156,278.06
Series 45	45,322.13	—	—	(11,026.05)	34,296.08
Series 46	89,711.22	1,435,142.41	—	(266,272.15)	1,258,581.48
Series 47	55,000.00	—	—	(8,000.00)	47,000.00
Series 48	101,345.88	(101,345.88)	—	—	—
Series 49	140,800.00	—	—	(35,777.27)	105,022.73
Series 50	194,430.21	—	—	(51,770.80)	142,659.41
Series 51	101,300.00	—	—	(42,500.00)	58,800.00
Series 52	86,750.00	—	—	—	86,750.00
Series 53	55,451.17	(55,451.17)	—	—	—
Series 54	589,036.01	(589,036.01)	—	—	—
Series 66	84,244.41	—	—	(16,296.80)	67,947.61
Series 67	1,367.32	—	—	(1,367.32)	—
Series 68	57,080.94	—	—	(1,427.48)	55,653.46
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	(1,403.93)	—
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 77	76,950.00	(76,950.00)	—	—	—
Series 78	62,345.96	(62,345.96)	—	—	—
Series 79	71,456.60	(71,456.60)	—	—	—
Series 80	56,950.00	(56,950.00)	—	—	—
Series 81	201,150.00	(201,150.00)	—	—	—
Series 82	12,294.48	—	—	(6,147.24)	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 84	34,000.00	(34,000.00)	—	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	4,849,206.06	4,849,206.06	4,849,206.06	4,849,206.06	4,849,206.06
	December 31, 2010	Unit Conversion	Subscriptions	Redemptions	December 31, 2011
Class A:
Series 85	16,500.00	(16,500.00)	—	—	—
Series 86	21,942.57	(21,942.57)	—	—	—
Series 87	33,930.00	(33,930.00)	—	—	—
Series 88	1,000.00	(1,000.00)	—	—	—
Series 89	43,250.00	(43,250.00)	—	—	—
Series 90	11,950.00	(11,950.00)	—	—	—
Series 91	—	—	39,500.00	(12,000.00)	27,500.00
Series 92	—	—	26,500.00	—	26,500.00
Series 93	—	—	18,250.00	—	18,250.00
Series 94	—	—	39,200.00	—	39,200.00
Series 95	—	—	46,500.00	—	46,500.00
Series 96	—	—	21,000.00	—	21,000.00
Series 97	—	—	17,000.00	—	17,000.00
Series 98	—	—	11,250.00	—	11,250.00
Series 99	—	—	10,500.00	—	10,500.00
Series 100	—	—	40,500.00	—	40,500.00
Series 101	—	—	9,500.00	—	9,500.00
Series 102	—	—	2,500.00	—	2,500.00

	4,849,206.06	57,884.22	282,200.00	(858,531.34)	4,330,758.94

	4,849,206.06	4,849,206.06	4,849,206.06	4,849,206.06	4,849,206.06
	December 31, 2009	Unit Conversion	Subscriptions	Redemptions	December 31, 2010
Class A:
Series 1	2,885,415.51	—	—	(324,595.15)	2,560,820.36
Series 45	52,822.13	—	—	(7,500.00)	45,322.13
Series 46	121,252.89	—	—	(31,541.67)	89,711.22
Series 47	72,250.00	—	—	(17,250.00)	55,000.00
Series 48	121,500.00	—	—	(20,154.12)	101,345.88
Series 49	140,800.00	—	—	—	140,800.00
Series 50	208,466.39	—	—	(14,036.18)	194,430.21
Series 51	123,068.00	—	—	(21,768.00)	101,300.00
Series 52	96,750.00	—	—	(10,000.00)	86,750.00
Series 53	73,550.00	—	—	(18,098.83)	55,451.17
Series 54	69,350.00	592,596.98	—	(72,910.97)	589,036.01
Series 55	22,500.00	(22,500.00)	—	—	—
Series 56	10,000.00	(10,000.00)	—	—	—
Series 57	25,000.00	(25,000.00)	—	—	—
Series 58	50,000.00	(50,000.00)	—	—	—
Series 59	15,000.00	(15,000.00)	—	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2009	Unit Conversion	Subscriptions	Redemptions	December 31, 2010
Class A:
Series 60	27,600.00	(27,600.00)	—	—	—
Series 61	11,312.98	(11,312.98)	—	—	—
Series 62	62,000.00	(62,000.00)	—	—	—
Series 63	66,712.98	(66,712.98)	—	—	—
Series 64	36,650.00	(36,650.00)	—	—	—
Series 65	54,137.27	(54,137.27)	—	—	—
Series 66	95,580.88	—	—	(11,336.47)	84,244.41
Series 67	1,367.32	—	—	—	1,367.32
Series 68	57,080.94	—	—	—	57,080.94
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	—	1,403.93
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 74	83,000.00	(83,000.00)	—	—	—
Series 75	85,100.00	(85,100.00)	—	—	—
Series 76	30,850.00	(30,850.00)	—	—	—
Series 77	—	—	76,950.00	—	76,950.00
Series 78	—	—	62,345.96	—	62,345.96
Series 79	—	—	71,456.60	—	71,456.60
Series 80	—	—	56,950.00	—	56,950.00
Series 81	—	—	201,150.00	—	201,150.00
Series 82	—	—	12,294.48	—	12,294.48
Series 83	—	—	5,460.80	—	5,460.80
Series 84	—	—	34,000.00	—	34,000.00
Series 85	—	—	16,500.00	—	16,500.00
Series 86	—	—	21,942.57	—	21,942.57
Series 87	—	—	33,930.00	—	33,930.00
Series 88	—	—	1,000.00	—	1,000.00
Series 89	—	—	43,250.00	—	43,250.00
Series 90	—	—	11,950.00	—	11,950.00

	4,736,483.29	12,733.75	649,180.41	(549,191.39)	4,849,206.06

	December 31, 2008	Unit Conversion	Subscriptions	Redemptions	December 31, 2009
Class A:
Series 1	3,803,850.45	—	—	(918,434.94)	2,885,415.51
Series 45	71,322.13	—	—	(18,500.00)	52,822.13
Series 46	149,310.53	—	—	(28,057.64)	121,252.89
Series 47	72,250.00	—	—	—	72,250.00

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2008	Unit Conversion	Subscriptions	Redemptions	December 31, 2009
Series 48	126,500.00	—	—	(5,000.00)	121,500.00
Series 49	145,800.00	—	—	(5,000.00)	140,800.00
Series 50	222,080.00	—	—	(13,613.61)	208,466.39
Series 51	126,300.00	—	—	(3,232.00)	123,068.00
Series 52	108,750.00	—	—	(12,000.00)	96,750.00
Series 53	89,550.00	—	—	(16,000.00)	73,550.00
Series 54	81,850.00	—	—	(12,500.00)	69,350.00
Series 55	22,500.00	—	—	—	22,500.00
Series 56	20,000.00	—	—	(10,000.00)	10,000.00
Series 57	—	—	25,000.00	—	25,000.00
Series 58	—	—	50,000.00	—	50,000.00
Series 59	—	—	15,000.00	—	15,000.00
Series 60	—	—	27,600.00	—	27,600.00
Series 61	—	—	11,312.98	—	11,312.98
Series 62	—	—	62,000.00	—	62,000.00
Series 63	—	—	66,712.98	—	66,712.98
Series 64	—	—	36,650.00	—	36,650.00
Series 65	—	—	54,137.27	—	54,137.27
Series 66	—	—	95,580.88	—	95,580.88
Series 67	—	—	1,367.32	—	1,367.32
Series 68	—	—	57,080.94	—	57,080.94
Series 69	—	—	20,861.87	—	20,861.87
Series 70	—	—	6,848.67	—	6,848.67
Series 71	—	—	1,403.93	—	1,403.93
Series 72	—	—	6,915.70	—	6,915.70
Series 73	—	—	1,335.83	—	1,335.83
Series 74	—	—	83,000.00	—	83,000.00
Series 75	—	—	85,100.00	—	85,100.00
Series 76	—	—	30,850.00	—	30,850.00

	5,040,063.11	—	738,758.37	(1,042,338.19)	4,736,483.29

At December 31, 2011, 2010 and 2009, members’ equity consisted of the following:

	December 31, 2010	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2011	NAV per unit
Managing Member	$—	$—	$—	$(6,026)	$6,026	$—
Class A:
Series 1	386,220,632	—	—	(59,632,321)	(14,203,182)	312,385,129	$144.87
Series 45	4,471,072	—	—	(1,082,062)	(139,072)	3,249,938	94.76
Series 46	9,003,589	144,033,620	—	(26,356,023)	(5,348,046)	121,333,140	96.40
Series 47	5,407,597	—	—	(782,461)	(186,304)	4,438,832	94.44
Series 48	10,142,713	(10,142,713)	—	—	—	—	—
Series 49	13,960,216	—	—	(3,471,113)	(486,753)	10,002,350	95.24
Series 50	18,928,004	—	—	(4,942,839)	(644,708)	13,340,457	93.51
Series 51	9,855,874	—	—	(4,067,906)	(292,657)	5,495,311	93.46

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2010	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2011	NAV per unit
Series 52	8,669,138	—	—	—	(341,820)	8,327,318	95.99
Series 53	5,610,812	(5,610,812)	—	—	—	—	—
Series 54	62,770,502	(62,770,502)	—	—	—	—	—
Series 66	9,079,321	—	—	(1,708,760)	(336,345)	7,034,216	103.52
Series 67	147,361	—	—	(141,551)	(5,810)	—	—
Series 68	6,151,816	—	—	(147,778)	(242,563)	5,761,475	103.52
Series 69	2,248,358	—	—	—	(88,652)	2,159,706	103.52
Series 70	738,106	—	—	—	(29,103)	709,003	103.52
Series 71	151,306	—	—	(145,340)	(5,966)	—	—
Series 72	745,329	—	—	—	(29,388)	715,941	103.52
Series 73	143,967	—	—	—	(5,676)	138,291	103.52
Series 77	8,047,216	(8,047,216)	—	—	—	—	—
Series 78	6,529,247	(6,529,247)	—	—	—	—	—
Series 79	7,466,991	(7,466,991)	—	—	—	—	—
Series 80	5,883,928	(5,883,928)	—	—	—	—	—
Series 81	20,682,620	(20,682,620)	—	—	—	—	—
Series 82	1,273,182	—	—	(633,275)	(28,416)	611,491	99.47
Series 83	565,505	—	—	—	(22,297)	543,208	99.47
Series 84	3,566,739	(3,566,739)	—	—	—	—	—
Series 85	1,749,127	(1,749,127)	—	—	—	—	—
Series 86	2,311,363	(2,311,363)	—	—	—	—	—
Series 87	3,557,487	(3,557,487)	—	—	—	—	—
Series 88	103,011	(103,011)	—	—	—	—	—
Series 89	4,394,876	(4,394,876)	—	—	—	—	—
Series 90	1,216,988	(1,216,988)	—	—	—	—	—
Series 91	—	—	3,950,000	(1,152,683)	(155,747)	2,641,570	96.06
Series 92	—	—	2,650,000	—	(108,972)	2,541,028	95.89
Series 93	—	—	1,825,000	—	(92,680)	1,732,320	94.92
Series 94	—	—	3,920,000	—	(191,835)	3,728,165	95.11
Series 95	—	—	4,650,000	—	(275,632)	4,374,368	94.07
Series 96	—	—	2,100,000	—	(102,151)	1,997,849	95.14
Series 97	—	—	1,700,000	—	(58,477)	1,641,523	96.56
Series 98	—	—	1,125,000	—	(37,835)	1,087,165	96.64
Series 99	—	—	1,050,000	—	(15,727)	1,034,273	98.50
Series 100	—	—	4,050,000	—	13,351	4,063,351	100.33
Series 101	—	—	950,000	—	(7,594)	942,406	99.20
Series 102	—	—	250,000	—	(1,053)	248,947	99.58

Subtotal:	621,793,993	—	28,220,000	(104,264,112)	(23,471,110)	522,278,771

Total	$621,793,993	$—	$28,220,000	$(104,270,138)	$(23,465,084)	$522,278,771

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2009	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2010	NAV per unit
Managing Member	$—	$—	$—	$(283,319)	$283,319	$—
Class A:
Series 1	415,172,330	—	—	(47,275,206)	18,323,508	386,220,632	$150.82
Series 45	4,971,425	—	—	(716,408)	216,055	4,471,072	98.65
Series 46	11,612,001	—	—	(3,068,917)	460,505	9,003,589	100.36
Series 47	6,777,089	—	—	(1,680,917)	311,425	5,407,597	98.32
Series 48	11,601,290	—	—	(1,950,610)	492,033	10,142,713	100.08
Series 49	13,318,515	—	—	—	641,701	13,960,216	99.15
Series 50	19,361,580	—	—	(1,321,802)	888,226	18,928,004	97.35
Series 51	11,423,377	—	—	(2,033,895)	466,392	9,855,874	97.29
Series 52	9,224,038	—	—	(969,605)	414,705	8,669,138	99.93
Series 53	7,104,425	—	—	(1,805,063)	311,450	5,610,812	101.18
Series 54	7,066,804	60,385,988	—	(7,592,307)	2,910,017	62,770,502	106.56
Series 55	2,379,248	(2,379,248)	—	—	—	—	—
Series 56	1,076,095	(1,076,095)	—	—	—	—	—
Series 57	2,715,361	(2,715,361)	—	—	—	—	—
Series 58	5,386,946	(5,386,946)	—	—	—	—	—
Series 59	1,618,719	(1,618,719)	—	—	—	—	—
Series 60	2,979,262	(2,979,262)	—	—	—	—	—
Series 61	1,212,471	(1,212,471)	—	—	—	—	—
Series 62	6,519,496	(6,519,496)	—	—	—	—	—
Series 63	7,009,995	(7,009,995)	—	—	—	—	—
Series 64	3,809,919	(3,809,919)	—	—	—	—	—
Series 65	5,558,740	(5,558,740)	—	—	—	—	—
Series 66	9,827,589	—	—	(1,209,389)	461,121	9,079,321	107.77
Series 67	140,588	—	—	—	6,773	147,361	107.77
Series 68	5,869,039	—	—	—	282,777	6,151,816	107.77
Series 69	2,145,009	—	—	—	103,349	2,248,358	107.77
Series 70	704,178	—	—	—	33,928	738,106	107.77
Series 71	144,351	—	—	—	6,955	151,306	107.77
Series 72	711,069	—	—	—	34,260	745,329	107.77
Series 73	137,350	—	—	—	6,617	143,967	107.77
Series 74	8,401,415	(8,401,415)	—	—	—	—	—
Series 75	8,628,531	(8,628,531)	—	—	—	—	—
Series 76	3,089,790	(3,089,790)	—	—	—	—	—
Series 77	—	—	7,695,000	—	352,216	8,047,216	104.58
Series 78	—	—	6,234,596	—	294,651	6,529,247	104.73
Series 79	—	—	7,145,660	—	321,331	7,466,991	104.50
Series 80	—	—	5,695,000	—	188,928	5,883,928	103.32
Series 81	—	—	20,115,000	—	567,620	20,682,620	102.82

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2009	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2010	NAV per unit
Series 82	—	—	1,229,448	—	43,734	1,273,182	103.56
Series 83	—	—	546,080	—	19,425	565,505	103.56
Series 84	—	—	3,400,000	—	166,739	3,566,739	104.90
Series 85	—	—	1,650,000	—	99,127	1,749,127	106.01
Series 86	—	—	2,194,257	—	117,106	2,311,363	105.34
Series 87	—	—	3,393,000	—	164,487	3,557,487	104.85
Series 88	—	—	100,000	—	3,011	103,011	103.01
Series 89	—	—	4,325,000	—	69,876	4,394,876	101.62
Series 90	—	—	1,195,000	—	21,988	1,216,988	101.84

Subtotal:	597,698,035	—	64,918,041	(69,624,119)	28,802,036	621,793,993

Total	$597,698,035	$—	$64,918,041	$(69,907,438)	$29,085,355	$621,793,993

	December 31, 2008	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2009	NAV per unit
Class A:
Series 1	$501,818,748	$—	$—	$(126,197,094)	$39,550,676	$415,172,330	$143.89
Series 45	6,154,499	—	—	(1,619,229)	436,155	4,971,425	94.12
Series 46	13,110,185	—	—	(2,537,895)	1,039,711	11,612,001	95.77
Series 47	6,213,647	—	—	—	563,442	6,777,089	93.80
Series 48	11,074,495	—	—	(453,200)	979,995	11,601,290	95.48
Series 49	12,644,862	—	—	(472,959)	1,146,612	13,318,515	94.59
Series 50	18,911,135	—	—	(1,240,823)	1,691,268	19,361,580	92.88
Series 51	10,748,705	—	—	(300,000)	974,672	11,423,377	92.82
Series 52	9,506,109	—	—	(1,138,619)	856,548	9,224,038	95.34
Series 53	7,930,768	—	—	(1,525,865)	699,522	7,104,425	96.59
Series 54	7,654,640	—	—	(1,258,376)	670,540	7,066,804	101.90
Series 55	2,187,676	—	—	—	191,572	2,379,248	105.74
Series 56	1,980,602	—	—	(1,076,095)	171,588	1,076,095	107.61
Series 57	—	—	2,500,000	—	215,361	2,715,361	108.61
Series 58	—	—	5,000,000	—	386,946	5,386,946	107.74
Series 59	—	—	1,500,000	—	118,719	1,618,719	107.91
Series 60	—	—	2,760,000	—	219,262	2,979,262	107.94
Series 61	—	—	1,131,298	—	81,173	1,212,471	107.18
Series 62	—	—	6,200,000	—	319,496	6,519,496	105.15
Series 63	—	—	6,671,298	—	338,697	7,009,995	105.08
Series 64	—	—	3,665,000	—	144,919	3,809,919	103.95
Series 65	—	—	5,413,727	—	145,013	5,558,740	102.68
Series 66	—	—	9,558,088	—	269,501	9,827,589	102.82
Series 67	—	—	136,732	—	3,856	140,588	102.82
Series 68	—	—	5,708,094	—	160,945	5,869,039	102.82

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 9 – Members’ equity (continued)

	December 31, 2008	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	December 31, 2009	NAV per unit
Series 69	—	—	2,086,187	—	58,822	2,145,009	102.82
Series 70	—	—	684,867	—	19,311	704,178	102.82
Series 71	—	—	140,393	—	3,958	144,351	102.82
Series 72	—	—	691,570	—	19,499	711,069	102.82
Series 73	—	—	133,583	—	3,767	137,350	102.82
Series 74	—	—	8,300,000	—	101,415	8,401,415	101.22
Series 75	—	—	8,510,000	—	118,531	8,628,531	101.39
Series 76	—	—	3,085,000	—	4,790	3,089,790	100.16

	$609,936,071	$—	$73,875,837	$(137,820,155)	$51,706,282	$597,698,035

Note 10 – Ownership in Investees

During the years ended December 31, 2011 and 2010, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Company investment	Investee equity(1)	% owned by the Company(1)

GELS	$210,487,878	$443,770,805	47.43%
GFS	127,322,190	$329,976,037	38.59%
GFS Trust	13,856,921	$49,312,195	28.10%
GRV	1,125,167	$4,283,354	26.27%
GTT	164,808,737	$491,269,750	33.55%
HFPO	691,659	$1,164,893	59.38%

Total	$518,292,552

	December 31, 2010
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$248,593,542	$511,245,480	48.63%
GFS	157,347,212	$381,734,121	41.22%
GFS Trust	23,188,415	$82,519,893	28.10%
GRV	1,649,094	$6,277,870	26.27%
GTT	181,173,125	$397,291,003	45.60%
HFPO	735,686	$1,239,043	59.38%

Total	$612,687,074

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 10 – Ownership in Investees (continued)

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

Note 12 – Financial Highlights

Financial highlights for the Company for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011 Class A Series 1	2010 Class A Series 1	2009 Class A Series 1

Per unit operating performance:
Net asset value, beginning of year	$150.82	$143.89	$131.92
Income from operations:
Net realized and unrealized gain/(loss)	(3.78)	9.00	13.95
Net investment income/(loss)(1)(2)	(2.17)	(2.07)	(1.98)

Total income/(loss) from operations	(5.95)	6.93	11.97

Net asset value, end of year	$144.87	$150.82	$143.89

Ratios to average members’ equity(3)
Expenses	1.45%	1.43%	1.46%
Incentive allocation	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.45%	1.43%	1.46%

Net investment income/(loss)(2)	(1.45)%	(1.42)%	(1.44)%

Total return (prior to incentive allocation)(4)	(3.94)%	4.82%	9.07%
Incentive allocation	0.00%	0.00%	0.00%

Total return	(3.94)%	4.82%	9.07%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 12 – Financial Highlights (continued)

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

Note 13 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 (the “Significant Investees”):

Balance Sheet

The balance sheets as of December 31, 2011 and December 31, 2010, are summarized as follows:

	December 31, 2011
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$457,573,900	$300,385,846	$280,620,004
Investments in affiliated Investees, at fair value	—	18,900,663	203,425,660
Cash and cash equivalents	2,383,725	11,003,284	11,203,993
Other assets	22,131,626	9,363,243	10,956,300

Total assets	$482,089,251	$339,653,036	$506,205,957

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,424,366	$9,249,662	$14,108,920
Loan payable	17,500,000	—	—
Accrued expenses and other liabilities	394,080	427,337	827,287

Total liabilities	38,318,446	9,676,999	14,936,207
Net assets	443,700,805	329,976,037	491,269,750

Total liabilities and net assets	$482,089,251	$339,653,036	$506,205,957

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

	December 31, 2010
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$502,195,620	$351,240,904	$195,143,057
Investments in affiliated Investees, at fair value	—	27,393,668	195,355,421
Cash and cash equivalents	36,020,084	8,819,210	13,003,556
Other assets	3,495,222	6,067,742	8,500,000

Total assets	$541,710,926	$393,521,524	$412,002,034

Liabilities and Net Assets
Liabilities
Redemptions payable	$6,558,606	$11,292,278	$11,183,178
Subscriptions received in advance	20,000,000	—	2,990,000
Loan payable	3,100,000	—	—
Accrued expenses and other liabilities	806,840	495,125	537,853

Total liabilities	30,465,446	11,787,403	14,711,031
Net assets	511,245,480	381,734,121	397,291,003

Total liabilities and net assets	$541,710,926	$393,521,524	$412,002,034

Statement of Operations

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the statements of operations are summarized as follows:

	December 31, 2011
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$7,034,368	$33,204,106	$8,817,315
Net change in unrealized gain/(loss) on Investees	(24,204,540)	(45,853,139)	(5,982,281)
Investment income	3,216	2,474	3,130
Expenses	(2,224,835)	(2,298,264)	(4,012,246)

Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)

	December 31, 2010
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$7,251,018	$21,515,494	$6,474,019
Net change in unrealized gain/(loss) on Investees	13,091,149	12,643,241	28,423,000
Investment income	7,546	7,800	4,773
Expenses	(1,562,966)	(1,866,840)	(1,920,932)

Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

	December 31, 2009
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$(12,369,124)	$61,818,045	$30,113,212
Net change in unrealized gain/(loss) on Investees	71,714,411	8,234,277	(13,300,462)
Investment income	311,429	454,261	172,459
Expenses	(1,266,799)	(2,128,662)	(1,334,934)

Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275

Statement of Cash Flows

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the statements of cash flows are summarized as follows:

	December 31, 2011
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)
Net change in investments in investees	44,621,720	59,348,063	(93,547,186)
Net change in operating assets and liabilities	(19,049,164)	(3,363,289)	(2,166,866)

Net cash provided by/(used in) operating activities	6,180,765	41,039,951	(96,888,134)

Cash flows from financing activities
Net subscriptions/(redemptions)	(54,217,124)	(38,855,877)	95,088,571
Proceeds/(repayments) from loan	14,400,000	—	—

Net cash provided by/(used in) financing activities	(39,817,124)	(38,855,877)	95,088,571

Net change in cash and cash equivalents	(33,636,359)	2,184,074	(1,799,563)
Cash and cash equivalents at beginning of year	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of year	$2,383,725	$11,003,284	$11,203,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

	December 31, 2010
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860
Net change in investments in investees	(79,277,467)	(51,219,231)	(98,497,194)
Net change in operating assets and liabilities	20,955,857	(1,061,862)	3,969,008

Net cash provided by/(used in) operating activities	(39,534,863)	(19,981,398)	(61,547,326)

Cash flows from financing activities
Net subscriptions/(redemptions)	54,424,172	3,390,588	65,827,825
Proceeds/(repayments) from loan	3,100,000	—	—

Net cash provided by/(used in) financing activities	57,524,172	3,390,588	65,827,825

Net change in cash and cash equivalents	17,989,309	(16,590,810)	4,280,499
Cash and cash equivalents at beginning of year	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of year	$36,020,084	$8,819,210	$13,003,556

	December 31, 2009
	GELS	GFS	GTT

Cash flows from operating activities
Net income/(loss) from operations	$58,389,917	$68,377,921	$15,650,275
Net change in investments in investees(1)	86,215,577	208,956,990	(8,538,000)
Net change in operating assets and liabilities	(22,190,524)	20,241,596	(11,986,473)

Net cash provided by/(used in) operating activities	122,414,970	297,576,507	(4,874,198)

Cash flows from financing activities
Net subscriptions/(redemptions)(1)	(191,182,453)	(321,161,787)	(31,531,775)

Net cash provided by/(used in) financing activities	(191,182,453)	(321,161,787)	(31,531,775)

Net change in cash and cash equivalents	(68,767,483)	(23,585,280)	(36,405,973)
Cash and cash equivalents at beginning of year	86,798,258	48,995,300	45,129,030

Cash and cash equivalents at end of year	$18,030,775	$25,410,020	$8,723,057

(1)	During the year ended December 31, 2009, GTT had an in-kind subscription of $71,930,617 and GFS had an in-kind redemption of $157,265,966.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

Condensed Schedules of Investments

The condensed schedules of investments as of December 31, 2011 and December 31, 2010, are as follows:

GELS — December 31, 2011

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets

Diversified
Addison Clark Fund, LP	$24,741,021	5.57%
Broadway Gate Onshore Fund, LP	27,558,488	6.21
Highbridge Long/Short Equity Fund, L.P.	24,690,070	5.56
Karsch Capital II, L.P.	23,510,740	5.30
PFM Diversified Fund, L.P.	24,400,093	5.50
PFM Meritage Fund, L.P.	4,285,030	0.97
Viking Global Equities, L.P.	34,316,824	7.73
Other	129,720,321	29.23

Total Diversified (cost $265,736,101)	293,222,587	66.07
Growth
Conatus Capital Partners, L.P.	24,519,875	5.52
Other	21,507,104	4.85

Total Growth (cost $47,870,212)	46,026,979	10.37
Short-Term Trading
JNV Partners, LP	22,911,472	5.16
Other	17,593,392	3.97

Total Short-Term Trading (cost $37,000,000)	40,504,864	9.13
Value (cost $60,555,917)	60,705,126	13.68

Value with a Catalyst (cost $440,480)	821,213	0.19

Equity Market Neutral (cost $11,414,634)	15,047,507	3.39

Multi-Strategy (cost $1,006,216)	1,245,624	0.28

Total Investments in Advisor Funds (cost $424,023,560)	$457,573,900	103.11%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

GFS — December 31, 2011

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Brigade Leveraged Capital Structures Fund, L.P.	$21,631,174	6.56%
Claren Road Credit Partners, L.P.	19,205,680	5.82
Venor Capital Partners, L.P.	16,936,243	5.13
Other	30,024,981	9.10

Total Credit Opportunities — Distressed Securities (cost $77,578,987)	87,798,078	26.61
Multi-Strategy
Edoma Global Event Driven Fund, L.P.	23,407,837	7.09
Empyrean Capital Fund. L.P.	17,632,103	5.34
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	18,900,663	5.73
Halcyon Partners, L.P.	23,597,113	7.15
Manikay Master Fund, L.P.	13,137,879	3.98
Manikay Onshore Fund, L.P.	8,145,225	2.47
Orange Capital Domestic I, L.P.	18,873,343	5.72
OZ Domestic Partners II, L.P.	22,940,678	6.95
Taconic Capital Partners 1.5, L.P.	24,207,879	7.34
Other	24,982,645	7.58

Total Multi-Strategy (cost $167,691,344)	195,825,365	59.35
Risk Arbitrage — Special Situations (cost $16,500,000)	15,587,749	4.72

Value with a Catalyst
Jana Partners Qualified, L.P. (cost $19,920,687)	20,075,317	6.08

Total Investments in Advisor Funds (cost $281,691,018)	$319,286,509	96.76%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

GTT — December 31, 2011

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value
Brevan Howard Asia Fund, L.P.	$5,959,096	1.21%
Other	7,624,000	1.55

Total Fixed Income Relative Value (cost $12,500,000)	13,583,096	2.76
Global Macro
Brevan Howard Emerging Markets Strategies Fund, L.P.	12,732,853	2.59
D. E. Shaw Heliant Fund, LLC	12,046,213	2.45
D. E. Shaw Oculus Fund, LLC	23,816,856	4.85
Dymon Asia Currency Value Fund	4,598,640	0.94
Dymon Asia Macro Fund	20,853,425	4.24
Goldman Sachs BH Fund Onshore, LLC (invested in Brevan Howard, L.P.)(1)	34,488,021	7.02
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	37,436,455	7.62
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	29,293,863	5.96
Remington Investment Strategies, L.P.	26,776,112	5.45
Other	113,648,669	23.14

Total Global Macro (cost $275,568,999)	315,691,107	64.26
Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	102,207,321	20.80
Other	35,131,567	7.16

Total Managed Futures (cost $132,113,273)	137,338,888	27.96

Multi-Strategy (cost $16,000,000)	17,432,573	3.55

Total Investments in Advisor Funds (cost $436,182,272)	$484,045,664	98.53%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2011.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2011, the redemption periods ranged from monthly to annually and there are no restrictions such as lock-ups or suspended redemptions in place. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity such as side pocket investments.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

GELS — December 31, 2010

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets

Diversified
Highbridge Long/Short Equity Fund, L.P.	$28,680,924	5.61%
Karsch Capital II, L.P.	29,167,542	5.71
Viking Global Equities, L.P.	32,862,898	6.43
Other	238,017,496	46.55

Total Diversified (cost $287,579,786)	328,728,860	64.30
Energy (cost $18,491,331)	18,376,083	3.59
Growth
Conatus Capital Partners, L.P.	27,242,686	5.33
Other	19,536,823	3.82

Total Growth (cost $42,910,770)	46,779,509	9.15
Multi-Strategy (cost $1,047,312)	1,165,731	0.23
Short-Term Trading (cost $37,000,000)	39,921,610	7.81
Value (cost $56,913,292)	66,373,774	12.98
Value with a Catalyst (cost $498,249)	850,053	0.17

Total Investments in Advisor Funds (cost $444,440,740)	$502,195,620	98.23%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

GFS — December 31, 2010

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Anchorage Capital Partners L.P.	$23,904,279	6.26%
Brigade Leveraged Capital Structures Fund, L.P.	25,917,674	6.79
Greywolf Capital Partners II, L.P.	28,335,518	7.42
Other	37,115,730	9.73

Total Credit Opportunities — Distressed Securities (cost $87,691,846)	115,273,201	30.20
Multi-Strategy
Empyrean Capital Fund L.P.	29,798,711	7.81
Eton Park Fund, L.P.	20,946,899	5.49
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	27,393,668	7.18
Halcyon Partners, L.P.	29,546,889	7.74
Manikay Master Fund, L.P.	12,988,887	3.40
Manikay Onshore Fund, L.P.	8,047,526	2.11
Orange Capital Domestic I, L.P.	29,433,638	7.71
OZ Domestic Partners II, L.P.	27,043,911	7.08
Taconic Capital Partners 1.5, L.P.	32,519,183	8.51
Other	18,154,469	4.76

Total Multi-Strategy (cost $180,937,269)	235,873,781	61.79
Value with a Catalyst
Jana Partners Qualified, L.P. ($26,556,827)	27,487,590	7.20

Total Investments in Advisor Funds (cost $295,185,942)	$378,634,572	99.19%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

GTT — December 31, 2010

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value (cost $12,500,000)	$12,670,494	3.19%
Global Macro
D. E. Shaw Helient Fund LLC	9,023,040	2.27
D. E. Shaw Oculus Fund, LLC	19,352,114	4.88
GAM Global Rates Hedge Fund	20,144,725	5.07
Goldman Sachs BH Fund Onshore, LLC (invested in Brevon Howard, L.P.)(1)	30,777,139	7.75
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	33,130,838	8.34
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	11,102,654	2.79
Remington Investment Strategies, L.P.	27,414,537	6.90
Other	75,066,812	18.89

Total Global Macro (cost $189,963,278)	226,011,859	56.89
Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	107,112,043	26.96
TE Jenkins Portfolio, Ltd.(1)	13,232,747	3.33
Other	31,471,335	7.92

Total Managed Futures (cost $134,189,527)	151,816,125	38.21

Total Investments in Advisor Funds (cost $336,652,805)	$390,498,478	98.29%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

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

See “Note 3—Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

Fair Value Hierarchy

The following tables summarize by level within the fair value hierarchy each Significant Investee’s investments at fair value as of December 31, 2011 and December 31, 2010:

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$452,761,532	$4,812,368	$457,573,900
GFS	$—	$305,951,826	$13,334,683	$319,286,509
GTT	$—	$481,794,798	$2,250,866	$484,045,664

	December 31, 2010
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$493,371,547	$8,824,073	$502,195,620
GFS	$—	$363,446,039	$15,188,533	$378,634,572
GTT	$—	$387,963,608	$2,534,870	$390,498,478

See “Note 4 — Fair Value Measurement” for disclosures regarding the fair value hierarchy.

Liquidity

As of December 31, 2011 and December 31, 2010, certain of the Advisor Funds of the Significant Investees were considered illiquid due to restrictions such as side pocket investments or suspended redemptions implemented by the Advisors of such Advisor Funds. The Significant Investees have not imposed any liquidity restrictions on the Company. The following represents the approximate percentage of the net assets of the Significant Investees that were considered illiquid.

	2011	2010

GELS	1%	2%
GFS	4%	4%
GTT	0%	1%

See “Note 6 — Risk Management — Liquidity risk” for disclosures regarding illiquidity related to the Significant Investees.

Each of the Significant Investees maintains a borrowing facility with a financial institution in order to meet liquidity needs. At December 31, 2011 and December 31, 2010, GELS had borrowings outstanding of $17,500,000 and $3,100,000, respectively. At December 31, 2011 and December 31, 2010, GFS and GTT had no borrowings outstanding.

Risk Management

See “Note 6 — Risk Management” for information on risk information associated with the Significant Investees.

Advisor Funds’ Management Fees and Incentive Allocations/Fees

See “Note 3 — Investments in affiliated Investees” for information on the contractual weighted average Advisor Funds’ management fee and incentive allocation/fee rates at the Significant Investee level.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

Note 13 – Significant Investees (continued)

Financial Highlights

The financial highlights for the Significant Investees for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31, 2011
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.28%	0.31%	0.30%

Net investment income/(loss)	(0.28)%	(0.31)%	(0.30)%

Total return(2)	(3.72)%	(3.70)%	0.63%

	December 31, 2010
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.19%	0.19%	0.17%

Net investment income/(loss)	(0.19)%	(0.19)%	(0.17)%

Total return(2)	3.90%	9.60%	9.65%

	December 31, 2009
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.19%	0.21%	0.23%

Net investment income/(loss)	(0.12)%	(0.11)%	(0.16)%

Total return(2)	13.37%	19.10%	6.35%

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

Note 14 – Subsequent Events

The Managing Member evaluated activity of the Company through March 28, 2012, the date the financial statements were available to be issued, and concluded that no events subsequent to December 31, 2011 have occurred that would require recognition or disclosure.