Form 10-Q
period 2012-03-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2012-05-15
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 4,219,844.80 Units of Limited Liability Company Interests outstanding as of May 15, 2012.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

March 31, 2012 and December 31, 2011

	(Unaudited) March 31, 2012		(Audited) December 31, 2011
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Goldman Sachs Global Equity Long/Short, LLC	$212,097,747	40.61%	$210,487,878	40.30%
Goldman Sachs Global Fundamental Strategies, LLC	127,772,128	24.46	127,322,190	24.38
Goldman Sachs Global Fundamental Strategies Asset Trust	12,023,615	2.30	13,856,921	2.65
Goldman Sachs Global Relative Value, LLC	1,256,576	0.24	1,125,167	0.22
Goldman Sachs Global Tactical Trading, LLC	163,335,378	31.27	164,808,737	31.56
Goldman Sachs HFP Opportunistic Fund, LLC	466,324	0.09	691,659	0.13

Total investments (cost $456,218,598 and $472,904,432, respectively)	$516,951,768	98.97%	$518,292,552	99.24%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at March 31, 2012 and December 31, 2011.

	March 31, 2012 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$36,388,297	6.97%

	December 31, 2011 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$34,288,005	6.57%

(1)

Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 94.97% and 94.72% of members’ equity at March 31, 2012 and December 31, 2011, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

March 31, 2012 and December 31, 2011

	(Unaudited) March 31, 2012	(Audited) December 31, 2011
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $456,218,598 and $472,904,432, respectively)	$516,951,768	$518,292,552
Cash and cash equivalents	31,120,232	30,701,757

Total assets	$548,072,000	$548,994,309

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$21,983,874	$24,922,213
Management fee payable	2,830,583	1,143,333
Accrued expenses and other liabilities	910,549	649,992

Total liabilities	25,725,006	26,715,538
Members’ equity:
Members’ equity (units outstanding 4,206,344.79 and 4,330,758.94, respectively)	522,346,994	522,278,771

Total liabilities and members’ equity	$548,072,000	$548,994,309

Analysis of members’ equity:
Net capital contributions, accumulated net investment gain/(loss) and realized gain/(loss) on investments	$461,613,824	$476,890,651
Accumulated net unrealized gain/(loss) on investments	60,733,170	45,388,120

Total members’ equity(1)	$522,346,994	$522,278,771

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2012 and March 31, 2011

	2012	2011
Dividend income	$2,408	$4,183
Expenses:
Management fee	1,687,250	1,980,445
Professional fees	312,350	147,537
Administration fee	33,872	38,563
Miscellaneous expenses	52,904	50,352

Total expenses	2,086,376	2,216,897

Net investment income/(loss)	(2,083,968)	(2,212,714)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	4,443,053	5,529,127
Net change in unrealized gain/(loss)	15,345,050	2,957,529

Net realized and unrealized gain/(loss)	19,788,103	8,486,656

Net income/(loss)	$17,704,135	$6,273,942

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2010	$—	$621,793,993	$621,793,993
Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	—	522,278,771	522,278,771
Subscriptions	—	4,341,936	4,341,936
Redemptions	—	(21,977,848)	(21,977,848)
Allocations of net income/(loss):
Incentive allocation	14,583	(14,583)	—
Pro-rata allocation	—	17,704,135	17,704,135

Members’ equity at March 31, 2012	$14,583	$522,332,411	$522,346,994

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2012 and March 31, 2011

	2012	2011
Cash flows from operating activities
Net income/(loss)	$17,704,135	$6,273,942
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	—	(2,792,618)
Proceeds from sales of investments in affiliated Investees	21,128,887	17,935,781
Net realized (gain)/loss from investments in affiliated Investees	(4,443,053)	(5,529,127)
Net change in unrealized (gain)/loss on investments in affiliated Investees	(15,345,050)	(2,957,529)
Increase/(decrease) in operating liabilities:
Management fee payable	1,687,250	658,228
Accrued expenses and other liabilities	260,557	177,247

Net cash from operating activities	20,992,726	13,765,924

Cash flows from financing activities
Subscriptions	4,341,936	8,425,000
Redemptions	(24,916,187)	(18,611,795)

Net cash from financing activities	(20,574,251)	(10,186,795)

Net change in cash and cash equivalents	418,475	3,579,129
Cash and cash equivalents at beginning of period	30,701,757	29,949,410

Cash and cash equivalents at end of period	$31,120,232	$33,528,539

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

March 31, 2012

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

Recent accounting pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820). In May 2011, the Financial Accounting Standards Board (“FASB’’) issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not materially affect the Company’s financial condition, results of operations, or cash flows.

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

March 31, 2012

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at March 31, 2012 and December 31, 2011:

Investee	March 31, 2012	December 31, 2011
GELS	$189,627,383	$197,315,455
GFS	118,358,977	122,378,546
GFS Trust	12,138,462	13,627,595
GRV	1,471,822	1,471,822
GTT	133,912,826	137,401,886
HFPO	709,128	709,128

Total	$456,218,598	$472,904,432

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three months ended March 31, 2012 and March 31, 2011:

		Three Months Ended March 31,
Investee	Liquidity	2012	2011
GELS	(1)	$11,609,869	$4,427,965
GFS	(2)	5,117,605	2,471,982
GFS Trust	(3)	(372,085)	(282,082)
GRV	(4)	131,409	57,285
GTT	(5)	3,526,640	1,821,344
HFPO	(6)	(225,335)	(9,838)

Total		$19,788,103	$8,486,656

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 3 – Investments in affiliated Investees (continued)

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

March 31, 2012

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

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the three months ended March 31, 2012 and March 31, 2011. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	March 31, 2012				March 31, 2011
Investee	Management fees		Incentive allocation/fees		Management fees		Incentive allocation/fees
GELS	1.66%		20.05%		1.57%		19.49%
GFS	1.66%		18.43%		1.70%		18.96%
GFS Trust	1.59%		18.19%		1.34%		15.31%
GRV	1.62%		12.67%		1.06%		9.03%
GTT	2.10%		21.52%		1.85%		19.05%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$212,097,747	$—	$212,097,747
Event Driven	—	127,772,128	12,023,615	139,795,743
Tactical Trading	—	163,335,378	—	163,335,378
Multi-Sector	—	—	466,324	466,324
Relative Value	—	—	1,256,576	1,256,576

Total	$—	$503,205,253	$13,746,515	$516,951,768

	December 31, 2011 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$210,487,878	$—	$210,487,878
Event Driven	—	127,322,190	13,856,921	141,179,111
Tactical Trading	—	164,808,737	—	164,808,737
Multi-Sector	—	—	691,659	691,659
Relative Value	—	—	1,125,167	1,125,167

Total	$—	$502,618,805	$15,673,747	$518,292,552

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 4 – Fair Value Measurements (continued)

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $29,629,012 and $28,339,424, which were classified as Level 1 assets as of March 31, 2012 and December 31, 2011, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended March 31, 2012 and March 31, 2011, respectively:

	Event Driven	Multi-Sector	Relative Value	Total
Balance as at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(52,972)	—	—	(52,972)
Net change in unrealized gain/(loss) on investments in affiliated investees held at March 31, 2012	(319,113)	(225,335)	131,409	(413,039)
Sales	(1,461,221)	—	—	(1,461,221)

Balance at March 31, 2012	$12,023,615	$466,324	$1,256,576	$13,746,515

	Event Driven	Multi-Sector	Relative Value	Total
Balance as at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) from investments	1,673	—	(778)	895
Net change in unrealized gain/(loss) on investments still held at March 31, 2011	(283,755)	(9,838)	58,063	(235,530)
Sales	(1,292,618)	—	(143,163)	(1,435,781)

Balance as at March 31, 2011	$21,613,715	$725,848	$1,563,216	$23,902,779

Note 5 – Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended March 31, 2012 and March 31, 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $61,937 and $71,527, respectively.

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

March 31, 2012

Note 6 – Risk Management (continued)

credit risk and attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. HFS monitors risk guidelines and diversifies exposures across a variety of instruments, markets and counterparties.

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

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

The fair value of the Investees’ investments in the Advisor Funds is determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 6 – Risk Management (continued)

Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end NAV.

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither the GFS Trust nor GRV provide investors with a voluntary redemption right and HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of March 31, 2012 and December 31, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 6 – Risk Management (continued)

of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2012 and December 31, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for the GFS Trust and GRV.

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

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at March 31, 2012 and December 31, 2011, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 7 – Related parties (continued)

Included in the redemptions payable on the Balance Sheet at March 31, 2012 and December 31, 2011 were redemptions due to the Managing Member of $6,026.

For the three months ended March 31, 2012, the Company earned dividends of $2,408 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the three months ended March 31, 2011 the Company earned dividends of $4,183 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At March 31, 2012 and December 31, 2011, the fair values of such money market investments were $29,629,012 and $28,339,424, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at March 31, 2012 and December 31, 2011. Employees of Goldman, Sachs & Co. owned less than 1% and approximately 2% of the Company’s equity at March 31, 2012 and December 31, 2011, respectively.

Note 8 – Members’ equity

At March 31, 2012 and December 31, 2011, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 8 – Members’ equity (continued)

The Company’s unit activity for the three months ended March 31, 2012 is as follows:

	December 31, 2011	Unit conversion	Subscriptions	Redemptions	March 31, 2012
Class A:
Series 1	2,156,278.06	—	—	(105,448.33)	2,050,829.73
Series 45	34,296.08	—	—	—	34,296.08
Series 46	1,258,581.48	—	—	(46,398.60)	1,212,182.88
Series 47	47,000.00	—	—	—	47,000.00
Series 49	105,022.73	—	—	(2,000.00)	103,022.73
Series 50	142,659.41	—	—	(8,467.10)	134,192.31
Series 51	58,800.00	—	—	—	58,800.00
Series 52	86,750.00	—	—	(2,519.48)	84,230.52
Series 66	67,947.61	—	—	—	67,947.61
Series 68	55,653.46	—	—	—	55,653.46
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 82	6,147.24	—	—	—	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 91	27,500.00	—	—	—	27,500.00
Series 92	26,500.00	—	—	(3,000.00)	23,500.00
Series 93	18,250.00	—	—	—	18,250.00
Series 94	39,200.00	—	—	—	39,200.00
Series 95	46,500.00	—	—	—	46,500.00
Series 96	21,000.00	—	—	—	21,000.00
Series 97	17,000.00	—	—	—	17,000.00
Series 98	11,250.00	—	—	—	11,250.00
Series 99	10,500.00	—	—	—	10,500.00
Series 100	40,500.00	—	—	—	40,500.00
Series 101	9,500.00	—	—	—	9,500.00
Series 102	2,500.00	—	—	—	2,500.00
Series 103	—	—	23,243.86	—	23,243.86
Series 104	—	—	12,500.00	—	12,500.00
Series 105	—	—	7,675.50	—	7,675.50

Total	4,330,758.94	—	43,419.36	(167,833.51)	4,206,344.79

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 8 – Members’ equity (continued)

The Company’s unit activity for the year ended December 31, 2011 is as follows:

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 8 – Members’ equity (continued)

The Company’s members’ capital activity for the three months ended March 31, 2012 is as follows:

	December 31, 2011	Equity conversion	Subscriptions	Redemptions	Net income/(loss)	March 31, 2012	NAV per unit
Managing Member	$—	$—	$—	$—	$14,583	$14,583
Class A:
Series 1	312,385,129	—	—	(15,791,352)	10,526,923	307,120,700	$149.75
Series 45	3,249,938	—	—	—	109,519	3,359,457	97.95
Series 46	121,333,140	—	—	(4,623,778)	4,088,750	120,798,112	99.65
Series 47	4,438,832	—	—	—	149,583	4,588,415	97.63
Series 49	10,002,350	—	—	(196,899)	337,065	10,142,516	98.45
Series 50	13,340,457	—	—	(818,462)	449,554	12,971,549	96.66
Series 51	5,495,311	—	—	—	185,184	5,680,495	96.61
Series 52	8,327,318	—	—	(250,000)	280,618	8,357,936	99.23
Series 66	7,034,216	—	—	—	237,043	7,271,259	107.01
Series 68	5,761,475	—	—	—	194,153	5,955,628	107.01
Series 69	2,159,706	—	—	—	72,779	2,232,485	107.01
Series 70	709,003	—	—	—	23,892	732,895	107.01
Series 72	715,941	—	—	—	24,126	740,067	107.01
Series 73	138,291	—	—	—	4,660	142,951	107.01
Series 82	611,491	—	—	—	20,606	632,097	102.83
Series 83	543,208	—	—	—	18,305	561,513	102.83
Series 91	2,641,570	—	—	—	89,016	2,730,586	99.29
Series 92	2,541,028	—	—	(297,357)	85,629	2,329,300	99.12
Series 93	1,732,320	—	—	—	58,377	1,790,697	98.12
Series 94	3,728,165	—	—	—	125,634	3,853,799	98.31
Series 95	4,374,368	—	—	—	147,410	4,521,778	97.24
Series 96	1,997,849	—	—	—	67,325	2,065,174	98.34
Series 97	1,641,523	—	—	—	55,317	1,696,840	99.81
Series 98	1,087,165	—	—	—	36,636	1,123,801	99.89
Series 99	1,034,273	—	—	—	33,897	1,068,170	101.73
Series 100	4,063,351	—	—	—	130,082	4,193,433	103.54
Series 101	942,406	—	—	—	30,549	972,955	102.42
Series 102	248,947	—	—	—	8,022	256,969	102.79
Series 103	—	—	2,324,386	—	74,412	2,398,798	103.20
Series 104	—	—	1,250,000	—	20,741	1,270,741	101.66
Series 105	—	—	767,550	—	3,745	771,295	100.49

Subtotal:	522,278,771	—	4,341,936	(21,977,848)	17,689,552	522,332,411

Total	$522,278,771	$—	$4,341,936	$(21,977,848)	$17,704,135	$522,346,994

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 8 – Members’ equity (continued)

The Company’s members’ capital activity for the year ended December 31, 2011 is as follows:

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 9 – Ownership in Investees

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$212,097,747	$456,536,037	46.46%
GFS	127,772,128	$329,235,628	38.81%
GFS Trust	12,023,615	$42,788,066	28.10%
GRV	1,256,576	$4,783,610	26.27%
GTT	163,335,378	$524,184,906	31.16%
HFPO	466,324	$785,384	59.38%

Total	$516,951,768

	December 31, 2011 (Audited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$210,487,878	$443,770,805	47.43%
GFS	127,322,190	$329,976,037	38.59%
GFS Trust	13,856,921	$49,312,195	28.10%
GRV	1,125,167	$4,283,354	26.27%
GTT	164,808,737	$491,269,750	33.55%
HFPO	691,659	$1,164,893	59.38%

Total	$518,292,552

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 – Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 10 – Indemnifications (continued)

that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

Note 11 – Financial Highlights

Financial highlights for the Company for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$144.87	$150.82
Income from operations:
Net realized and unrealized gain/(loss)	5.45	2.04
Net investment income/(loss)(1)(2)	(0.57)	(0.53)

Total income/(loss) from operations	4.88	1.51

Net asset value, end of period	$149.75	$152.33

Ratios to average members’ equity(3)
Expenses	1.55%	1.42%
Incentive allocation	0.00	0.00

Total expenses and incentive allocation	1.55%	1.42%

Net investment income/(loss)(2)	(1.55)%	(1.42)%

Total return (prior to incentive allocation)(4)	3.37%	1.00%
Incentive allocation	0.00	0.00

Total return	3.37%	1.00%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)

The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income/(loss), respectively, by the month-end average members’ equity for the period. The ratio of expenses to average members’ equity is annualized. The ratio of incentive allocation, if any, to average members’ equity is not annualized. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

(4)

The components of total return are calculated by dividing the change in the per unit value of each component for the period by the NAV per unit at the beginning of the period. The total return for Class A Series 1 units is calculated taken as a whole and is not annualized. The total return for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 11 – Financial Highlights (continued)

The per unit operating performance, ratios to average net assets and total return are calculated and presented for the initial series.

Note 12 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the three months ended March 31, 2012 (the “Significant Investees”):

Balance Sheet

The balance sheets as of March 31, 2012 and December 31, 2011, are summarized as follows:

	March 31, 2012 (Unaudited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$463,171,720	$304,898,103	$300,630,892
Investments in affiliated Investees, at fair value	—	19,660,518	222,863,028
Cash and cash equivalents	54,139	11,128,056	11,501,495
Other assets	12,000,000	9,531,536	5,000,000

Total assets	$475,225,859	$345,218,213	$539,995,415

Liabilities and Net Assets
Liabilities
Redemptions payable	$13,799,740	$15,206,738	$12,290,379
Loan payable	4,250,000	—	1,100,000
Subscriptions received in advance	—	—	500,000
Accrued expenses and other liabilities	640,082	775,847	1,920,130

Total liabilities	18,689,822	15,982,585	15,810,509
Net assets	456,536,037	329,235,628	524,184,906

Total liabilities and net assets	$475,225,859	$345,218,213	$539,995,415

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 12 – Significant Investees (continued)

	December 31, 2011 (Audited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$457,573,900	$300,385,846	$280,620,004
Investments in affiliated Investees, at fair value	—	18,900,663	203,425,660
Cash and cash equivalents	2,383,725	11,003,284	11,203,993
Other assets	22,131,626	9,363,243	10,956,300

Total assets	$482,089,251	$339,653,036	$506,205,957

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,424,366	$9,249,662	$14,108,920
Loan Payable	17,500,000	—	—
Accrued expenses and other liabilities	394,080	427,337	827,287

Total liabilities	38,318,446	9,676,999	14,936,207
Net assets	443,770,805	329,976,037	491,269,750

Total liabilities and net assets	$482,089,251	$339,653,036	$506,205,957

Statement of Operations

For the three months ended March 31, 2012 and March 31, 2011, the statements of operations are summarized as follows:

	March 31, 2012
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$5,027,043	$4,050,000	$5,336,495
Net change in unrealized gain/(loss) on Investees	21,026,095	9,991,010	6,126,291
Investment income	285	1,295	821
Expenses	(490,591)	(507,577)	(1,304,247)

Net income/(loss) from operations	$25,562,832	$13,534,728	$10,159,360

	March 31, 2011
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$2,053,386	$11,842,092	$1,000,736
Net change in unrealized gain/(loss) on Investees	8,017,755	(5,122,192)	3,768,872
Investment income	2,159	1,214	2,016
Expenses	(700,663)	(683,069)	(979,352)

Net income/(loss) from operations	$9,372,637	$6,038,045	$3,792,272

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2012

Note 12 – Significant Investees (continued)

Statement of Cash Flows

For the three months ended March 31, 2012 and March 31, 2011, the statements of cash flows are summarized as follows:

	March 31, 2012
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$25,562,832	$13,534,728	$10,159,360
Net change in investments in Investees and affiliated Investees	(5,597,820)	(5,272,112)	(39,448,256)
Net change in operating assets and liabilities	10,377,628	180,217	7,049,143

Net cash provided by/(used in) operating activities	30,342,640	8,442,833	(22,239,753)

Cash flows from financing activities
Net subscriptions/(redemptions)	(19,422,226)	(8,318,061)	21,437,255
Proceeds/(repayments) from loan	(13,250,000)	—	1,100,000

Net cash provided by/(used in) financing activities	(32,672,226)	(8,318,061)	22,537,255

Net change in cash and cash equivalents	(2,329,586)	124,772	297,502
Cash and cash equivalents at beginning of period	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of period	$54,139	$11,128,056	$11,501,495

	March 31, 2011
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$9,372,637	$6,038,045	$3,792,272
Net change in investments in Investees and affiliated Investees	(16,762,928)	(3,175,370)	(29,178,746)
Net change in operating assets and liabilities	(20,943,314)	2,181,474	5,742,462

Net cash provided by/(used in) operating activities	(28,333,605)	5,044,149	(19,644,012)

Cash flows from financing activities
Net subscriptions/(redemptions)	16,150,000	(6,490,395)	25,499,096
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	13,050,000	(6,490,395)	25,499,096

Net change in cash and cash equivalents	(15,283,605)	(1,446,246)	5,855,084
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$20,736,479	$7,372,964	$18,858,640

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2012, the Company had total assets of $548,072,000 compared with total assets of $548,994,309 as of December 31, 2011. Total liabilities of the Company were $25,725,006 as of March 31, 2012 compared with $26,715,538 as of December 31, 2011. Members’ equity of the Company was $522,346,994 as of March 31, 2012 compared with $522,278,771 as of December 31, 2011.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Goldman Sachs Fundamental Strategies Asset Trust (the “GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS; Goldman Sachs Global Relative Value, LLC (“GRV”), which are both in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with the GFS Trust, GRV and the Investment Funds, the “Investees”), which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

The managing member of GFS created the GFS Trust, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, GFS transferred to the GFS Trust its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “— Liquidity and Capital Resources” for a further discussion of the GFS Trust.

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

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

The following presents a summary of the operations for the three months ended March 31, 2012 and March 31, 2011 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three Months Ended March 31, 2012

The Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2012 was $19,788,103 compared to the Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2011 of $8,486,656.

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

The beginning of 2012 was characterized by what appeared to be a broad-based return to risk assets amid lower correlations. Steadily improving economic news out of the U.S. and well-received policy-making out of the EU led to positive sentiment, while the amount of gains may have also been helped by prolonged periods of underinvestment and persistent value compression during the second half of 2011. Though risk assets lost momentum in March given concerns over mixed data and possible investor fatigue, the pull-back only partially offset outsized quarterly gains across most asset classes. Global equities (proxied by the MSCI World index) gained 11.56% over the first quarter with emerging market equities (proxied by the MSCI EM index) generating a slightly higher return of 13.6%. Within the credit space, in the first quarter of 2012 corporate credit spreads retraced a good portion of the widening experienced earlier during the third quarter of 2011, as the JP Morgan Investment Grade Corporate index returned 3.1%. Technicals in the high-yield market were strong through quarter-end, as instruments remained well bid on the back of consistently positive inflows. At the end of March, the Credit Suisse High Yield Index had gained 5.0%. Gains on structured credit were also realized, due in part to well-received sales of Maiden Lane II assets in late January and early February. In fixed income, yields in major developed markets generally increased after several quarters of falling yields. 10-year generic US Treasury yields rose by 33 bps over the quarter and 10-year generic UK Gilts by 23 bps over the quarter. The 10-year generic German government bond yields still declined by 9 bps but largely traded within a tight range over the quarter. In currencies, emerging market FX generally followed the price pattern of local equity indices over the course of the quarter; rallying against developed world counterparts during January and February, while experiencing a slight pull-back in March. The Russian ruble, Mexican peso and Brazilian real led gains versus the U.S. dollar through the first two months of the year, as investors sought to capitalize on an attractive average carry rate amid a less volatile trading environment. The Euro generally traded up alongside risk assets as well, increasing by 2.9%. The Japanese yen experienced significant deprecation pressure this quarter, as the currency broke out of its trading range in late February following announcements of additional asset purchases by the Bank of Japan. The yen generally lost ground versus the U.S. dollar, finishing the quarter down 7.2%. Performance in commodities markets was positive over the quarter, in line with the movements of risk assets more broadly. The S&P GSCI Total Return Index appreciated by 5.9%. A combination of heightened geo-political risks and trade sanctions on large suppliers drove oil prices higher, with gains on front month futures in WTI and Brent registering 4.2% and 14.4%, respectively. Price movements in gold demonstrated a prominent breakdown in risk-on / risk-off themes this year. Throughout the volatile summer months of 2011, gold had been viewed as a “safe-haven” of last resort, generally exhibiting a negative correlation to risk assets such as equities and emerging market currencies. This relationship reversed during the first quarter of 2012 as gold generally rose alongside equities finishing up 6.5%, albeit with higher levels of volatility.

HFP Advisors generally generated positive performance in the first quarter of 2012. GELS Advisors experienced the strongest performance as the improving risk sentiment and calmer markets provided for better trading opportunities to generate alpha. GFS Advisors also broadly generated positive performance as improving macro conditions and reduced tail risks made the first quarter of 2012 an environment more conducive for fundamental investment strategies. GTT Advisors were the weakest contributors over the quarter, albeit still generating positive returns overall. While equity and credit markets provided a good trading environment for GELS Advisors and GFS Advisors, fixed income and currency markets were harder to trade for GTT Advisors as there were less strong trends than we had seen in the second half of 2011.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of March 31, 2012, as well as each material Investee’s net return for the three months ended March 31, 2012.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended March 31, 2012 Net Return(2)
GELS	40.61%	5.79%
GFS	24.46%	4.17%
GTT	31.27%	2.21%

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

For the three months ended March 31, 2012, the Company’s Class A Series 1 units returned 3.37% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three months ended March 31, 2012 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of March 31, 2012, GELS represented approximately 41% of the Company’s members’ equity. GELS returned 5.79% for Class C Series 1 units for the three months ended March 31, 2012.

GELS Advisors generated broadly positive performance in the first quarter of 2012 as rising equity markets and improved investor sentiment created a fertile environment for stock picking.

In January, GELS Advisors’ performance benefited from an aggressive broad sector rotation effect that caused the weakest sectors of 2011 to rally significantly and outperform the markets during the month, including financials, materials, industrials, consumer discretionary and technology. GELS Advisors with long exposure to these sectors as well as small capitalization investments generally outperformed peers and kept pace with the market rally. Top performing GELS Advisors were generally more net long versus their peers. Rising equity markets across the U.S., Europe, and Asia, resulted in mixed, but generally positive manager performance across different geographies. GELS Advisors with greater short exposure to those sectors that rallied and greater long exposure to more defensive sectors generally underperformed in January. In February, GELS Advisors realized gains with most GELS Advisors finishing in positive territory. In general, many of the same trends that had characterized January continued into February. Cyclical sectors, such as technology, financials, consumer discretionary and energy continued to lead the rally during the month. GELS Advisors with long exposure to these sectors as well as higher net exposure to emerging market equities generally outperformed peers. Similar to January, GELS Advisors with greater short exposure to those sectors that rallied and greater long exposure to more defensive sectors generally underperformed in February. Fundamentally focused GELS Advisors generally outperformed, especially those with higher directional exposure. In March, GELS Advisors generally realized modest positive performance, producing returns that were generally in line with that of global equity markets in the aggregate, although there was some dispersion of performance across the sector. Top performing GELS Advisors benefited from long exposure to the information technology, consumer discretionary, consumer staples, and financials sectors. U.S.-focused GELS Advisors generally outperformed peers, in accordance with the outperformance of U.S. equities. Underperforming GELS Advisors realized losses from long exposure to the emerging markets, the energy and materials sectors, and idiosyncratic company-specific events. Short exposure broadly detracted across GELS Advisors in March.

Goldman Sachs Global Fundamental Strategies, LLC

As of March 31, 2012, GFS represented approximately 24% of the Company’s members’ equity. GFS returned 4.17% for Class C Series 1 units for the three months ended March 31, 2012.

GFS Advisors generally produced positive returns during the first quarter of 2012. Positive sentiment developing in December 2011 continued into the first quarter of 2012, with improving macro conditions and generally reduced tail risks.

In January, GFS Advisors benefited from “risk on” sentiment, with long positions in both equities and credit contributing to performance. However, with market volatility that had persisted throughout the latter half of 2011, Advisors generally maintained balanced positioning to begin 2012. As such, GFS Advisors typically did not capture the full upside performance of broad markets. GFS Advisors with more net long exposure or portfolios with more underlying risk composition generally performed best in January. Conversely, GFS Advisors with more balanced or net short exposure experienced either muted positive or negative performance during January. Drivers of performance in February were similar to those in January. Equity exposure generally contributed gains, particularly in certain special situations equity positions where prices continued to rebound sharply from depressed levels in late 2011. Similarly, credit markets experienced spread compression and positive returns across both the high yield and loan markets. Positive sentiment in January and February largely carried through the month of March as well, albeit with some reversals throughout the month. Equity exposure, including special situations equity and merger arbitrage positions, generally contributed positive returns in March. Credit performance was more muted, due partly to rising rates as well as widening credit spreads in some instances. Through most of the first quarter of 2012, hedges and short exposure typically detracted from performance as prices of risk assets generally rose.

Goldman Sachs Global Tactical Trading, LLC

As of March 31, 2012, GTT represented approximately 31% of the Company’s members’ equity. GTT returned 2.21% for Class C Series 1 units for the three months ended March 31, 2012.

Tactical trading strategies generated positive performance in the first quarter of 2012. Both macro GTT Advisors and managed futures GTT Advisors exhibited fairly high dispersion throughout the quarter, but overall generated positive returns in the aggregate.

In both January and February, macro GTT Advisors and managed futures GTT Advisors experienced gains as healthy economic data and an improving investor risk sentiment benefited tactical trading strategies. Macro GTT Advisors and managed futures GTT Advisors broadly benefited from gains in long-biased commodities trading, most notably in energies and precious metals. Performance was mixed in currency trading as macro GTT Advisors and managed futures GTT Advisors had mixed positioning in the U.S. Dollar, which broadly depreciated against most currencies in January. Macro GTT Advisors generally profited from trading in fixed income and experienced mixed performance in equities, while managed futures GTT Advisors inversely experienced gains in long developed and emerging market equity positioning and realized mixed performance in fixed income. March was characterized by mixed economic data, which cast uncertainty over recently improved investor risk sentiment. In the aggregate, tactical trading strategies experienced negative performance in March. Managed futures GTT Advisors were the primary driver of losses for the sector, while macro GTT Advisors realized modest losses in aggregate with fairly high dispersion; macro GTT Advisor positioning was less uniform and several macro GTT Advisors were able to tactically trade around the mixed economic data. Trading in fixed income generally contributed positively for macro GTT Advisors, as yield curve steepeners and outright short positions in the back of the U.S. and European yield curves were profitable, while long positions in short-term emerging markets rates also realized gains; trading in currencies and commodities generally detracted. Losses for managed futures GTT Advisors occurred primarily in fixed income, as long positions suffered, most notably in U.K. and U.S. government bonds. Managed futures GTT Advisors also had limited success trading in both currencies and commodities, both of which detracted in the quarter.

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

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended March 31, 2011 Net Return(2)
GELS	41.16%	1.80%
GFS	25.21%	1.66%
GTT	29.47%	1.04%

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

Comparison of Selected Financial Information for the Three Months ended March 31, 2012 and March 31, 2011

Dividend Income

Dividend income for the three months ended March 31, 2012 and 2011 was $2,408 and $4,183, respectively. The Company’s interest and dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three months ended March 31, 2012 was $1,687,250 compared to the three months ended March 31, 2011 of $1,980,445. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended March 31, 2012 compared to the period ended March 31, 2011.

Professional fees for the three months ended March 31, 2012 were $312,350 compared to the three months ended March 31, 2011 of $147,537. The increase in professional fees for the period ended March 31, 2012 compared to the period ended March 31, 2011 was primarily due to increased costs related to the additional regulatory filing requirement of adopting Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the three months ended March 31, 2012 and 2011, the Company incurred an administration fee of $33,872 and $38,563, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three months ended March 31, 2012 and 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $61,937 and $71,527, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three months ended March 31, 2012 were $52,904 compared to the three months ended March 31, 2011 of $50,352.

Incentive Allocation

The incentive allocation for the three months ended March 31, 2012 was $14,583 compared to the three months ended March 31, 2011 of $84,590. The decrease in incentive allocation for the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to certain series of Class A shares remaining below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither the GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first quarter of 2012. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of March 31, 2012, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from the GFS Trust and GRV.

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

The Company received subscriptions from new and existing investors of $4,341,936 during the three months ended March 31, 2012 and of $8,425,000 during the three months ended March 31, 2011.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $24,916,187 during the three months ended March 31, 2012 and $18,611,795 during the three months ended March 31, 2011. The Company had redemptions payable in the amount of $21,983,874 at March 31, 2012 and $24,922,213 at December 31, 2011. The Company funded the redemptions made in 2011 and in January and April 2012 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2012 had a material adverse effect on the value of the units or the performance of the Company.

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

As of March 31, 2012, the Company had cash and cash equivalents on hand of $31,120,232. As of December 31, 2011, the Company had cash and cash equivalents on hand of $30,701,757.

Investments as of March 31, 2012 were $516,951,768 as compared to $518,292,552 as of December 31, 2011. The decrease was primarily due to net redemptions made by the Company from the Investment Funds partially offset by net realized and unrealized gains during the three months ended March 31, 2012.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of March 31, 2012 was $2,830,583 as compared to $1,143,333 as of December 31, 2011. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not materially affect the Company’s financial condition, results of operations, or cash flows.

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

For the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominately from utilizing NAVs provided by external advisors. At March 31, 2012 and December 31, 2011, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).

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

There has been no situation during the periods contained in this Quarterly Report on Form 10-Q where the Managing Member has determined that valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of March 31, 2012 and as of December 31, 2011, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2012 to March 31, 2012 and from January 1, 2011 to December 31, 2011. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	40.61%		$212,097,747	$11.6	(2)
GFS	24.46		127,772,128	5.1	(3)
GFS Trust	2.30		12,023,615	(0.4)	(4)
GRV	0.24		1,256,576	0.1	(5)
GTT	31.27		163,335,378	3.6	(6)
HFPO	0.09		466,324	(0.2)	(7)

Total	98.97	%(8)	$516,951,768	$19.8

	Year Ended December 31, 2011
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	40.30%		$210,487,878	$(8.6)	(2)
GFS	24.38		127,322,190	(5.2)	(3)
GFS Trust	2.65		13,856,921	(1.8)	(4)
GRV	0.22		1,125,167	(0.3)	(5)
GTT	31.56		164,808,737	1.1	(6)
HFPO	0.13		691,659	(0.0)	(7)

Total	99.24	%(8)	$518,292,552	$(14.8)

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2012, the Managing Member had full position level transparency for approximately 64% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 41% GELS, 24% GFS and 31% GTT as of March 31, 2012 as a percentage of members’

equity. The approximate weights of the material Investees were 40% GELS, 24% GFS and 32% GTT as of December 31, 2011 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 to March 31, 2012, aggregate subscriptions totaled $4,341,936. Details of the sale of the series of units are as follows:

Date of Sale	Class and Series of Units	Number of Units Sold	Number of Investors	Total Subscription Amount
January 1, 2012	Class A Series 103	23,243.86	5	$2,324,386
February 1, 2012	Class A Series 104	12,500.00	3	1,250,000
March 1, 2012	Class A Series 105	7,675.50	3	767,550

Total		43,419.36	11	$4,341,936

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $24,916,187 during the three months ended March 31, 2012.

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

In addition to the risks identified in our Form 10-K, which is incorporated herein by reference, the following list indicates some of the risks that could impact the likelihood that any forward-looking statements will come true:

•	The Company relies on the Managing Member and the Advisors and there can be no assurance that the allocation and investment decisions made by the Managing Member and the Advisors will be successful;

•	Changes to the Investment Strategies by the Managing Member may not be successful and may have an adverse effect on the Company;

•	Redemptions of Units are subject to a substantial waiting period and potentially outdated information;

•

Certain Advisors impose restrictions on redemptions and may impose redemption fees under certain circumstances; an Investment Fund’s inability to redeem its interests may have a material adverse effect on the Investment Funds’ and the Company’s investment program and investment objective;

•	Substantial redemptions could have a material adverse effect on the Company;

•	Valuation of the Company’s Investments;

•

The Company’s NAV estimates are, and in the future will ultimately be, based on estimates of valuations provided by third party Advisors which may not be accurate or may need to be adjusted in the future;

•	The Managing Member of the Investment Funds may make investment decisions based on limited or incomplete information;

•	The Company faces legal, tax and regulatory risks that may adversely affect the Company;

•	Advisors’ activities may be limited due to investment by the Company; Advisors may limit investment by the Company;

•	Performance of the Company, the Investment Funds, the Offshore Fund, Affiliated Funds and Advisors is not indicative of future results;

•	A Member’s investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company’s control;

•	Investment Fund allocations to Advisor Funds are difficult to monitor and control;

•	The Investment Funds’ and the Advisors’ investments may not be diversified and there can be no assurance that the Company’s allocation methodologies will achieve the Company’s allocation goals;

•	Members are subject to multiple levels of fees and expenses because of the Company’s structure and the fee structure of the Company may create incentives for Advisors to make risky investments;

•	Advisors invest independently and may hold economically offsetting positions;

•	Indemnification of Advisors may create costs for the Company and the Investment Funds;

•	An Investment Fund may not be able to vote or may limit its voting abilities;

•	Transactions between and among Investment Funds may be undervalued and negatively affect the Company’s performance;

•	Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;

•	Non-U.S. investments involve special risks not usually associated with investments in U.S. securities;

•	Equity securities and equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal and settlement risk; and

•	The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

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

GOLDMAN SACHS HEDGE FUND
PARTNERS, LLC
(Registrant)

BY:	Goldman Sachs Hedge Fund Strategies, LLC Managing Member

BY:	/s/ HELEN A. CROWLEY
	Name:	Helen A. Crowley
	Title:	Chief Financial Officer, Managing Director

Date: May 15, 2012

Index to Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002