Form 10-Q
period 2012-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2012-08-13
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 3,644,650.95 Units of Limited Liability Company Interests outstanding as of August 13, 2012.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

June 30, 2012 and December 31, 2011

	(Unaudited) June 30, 2012		(Audited) December 31, 2011
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Goldman Sachs Global Equity Long/Short, LLC	$201,290,889	45.32%	$210,487,878	40.30%
Goldman Sachs Global Fundamental Strategies, LLC	120,912,137	27.23	127,322,190	24.38
Goldman Sachs Global Fundamental Strategies Asset Trust	11,954,009	2.69	13,856,921	2.65
Goldman Sachs Global Relative Value, LLC	1,244,997	0.28	1,125,167	0.22
Goldman Sachs Global Tactical Trading, LLC	157,115,938	35.38	164,808,737	31.56
Goldman Sachs HFP Opportunistic Fund, LLC	456,202	0.10	691,659	0.13

Total investments (cost $442,162,464 and $472,904,432, respectively)	$492,974,172	111.00%	$518,292,552	99.24%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at June 30, 2012 and December 31, 2011.

	June 30, 2012 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$37,604,200	8.47%

	December 31, 2011 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$34,288,005	6.57%

(1)

Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding redemptions payable, total investments would represent 95.40% and 94.72% of members’ equity at June 30, 2012 and December 31, 2011, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

June 30, 2012 and December 31, 2011

	(Unaudited) June 30, 2012	(Audited) December 31, 2011
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $442,162,464 and $472,904,432, respectively)	$492,974,172	$518,292,552
Cash and cash equivalents	26,585,606	30,701,757

Total assets	$519,559,778	$548,994,309

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$72,647,186	$24,922,213
Management fee payable	2,193,001	1,143,333
Accrued expenses and other liabilities	602,827	649,992

Total liabilities	75,443,014	26,715,538
Members’ equity:
Members’ equity (units outstanding 3,642,150.95 and 4,330,758.94, respectively)	444,116,764	522,278,771

Total liabilities and members’ equity	$519,559,778	$548,994,309

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$393,305,056	$476,890,651
Accumulated net unrealized gain/(loss) on investments	50,811,708	45,388,120

Total members’ equity(1)	$444,116,764	$522,278,771

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2012 and June 30, 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend income	$3,192	$1,170	$5,600	$5,353
Expenses:
Management fee	1,625,405	1,921,186	3,312,655	3,901,631
Professional fees	326,497	117,488	638,847	265,025
Administration fee	32,882	37,615	66,754	76,178
Miscellaneous expenses	62,636	43,156	115,540	93,508

Total expenses	2,047,420	2,119,445	4,133,796	4,336,342

Net investment income/(loss)	(2,044,228)	(2,118,275)	(4,128,196)	(4,330,989)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	4,482,646	7,569,376	8,925,699	13,098,503
Net change in unrealized gain/(loss)	(9,921,462)	(14,806,316)	5,423,588	(11,848,787)

Net realized and unrealized gain/(loss)	(5,438,816)	(7,236,940)	14,349,287	1,249,716

Net income/(loss)	$(7,483,044)	$(9,355,215)	$10,221,091	$(3,081,273)

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2010	$—	$621,793,993	$621,793,993
Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	—	522,278,771	522,278,771
Subscriptions	—	6,241,936	6,241,936
Redemptions	—	(94,625,034)	(94,625,034)
Allocations of net income/(loss):
Incentive allocation	7,119	(7,119)	—
Pro-rata allocation	—	10,221,091	10,221,091

Members’ equity at June 30, 2012	$7,119	$444,109,645	$444,116,764

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2012 and June 30, 2011

	2012	2011
Cash flows from operating activities
Net income/(loss)	$10,221,091	$(3,081,273)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	—	(9,602,658)
Proceeds from sales of investments in affiliated Investees	39,667,667	45,814,119
Net realized (gain)/loss on investments in affiliated Investees	(8,925,699)	(13,098,503)
Net change in unrealized (gain)/loss of investments in affiliated Investees	(5,423,588)	11,848,787
Increase/(decrease) in operating liabilities:
Management fee payable	1,049,668	1,262,673
Accrued expenses and other liabilities	(47,165)	(45,791)

Net cash from operating activities	36,541,974	33,097,354

Cash flows from financing activities
Subscriptions	6,241,936	19,095,000
Redemptions	(46,900,061)	(48,004,296)

Net cash from financing activities	(40,658,125)	(28,909,296)

Net change in cash and cash equivalents	(4,116,151)	4,188,058
Cash and cash equivalents at beginning of period	30,701,757	29,949,410

Cash and cash equivalents at end of period	$26,585,606	$34,137,468

See accompanying notes.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

June 30, 2012

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

Recent accounting pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (FASB ASC 820). In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not materially affect the Company’s financial condition, results of operations, or cash flows.

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

June 30, 2012

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at June 30, 2012 and December 31, 2011:

Investee	June 30, 2012	December 31, 2011
GELS	$183,688,380	$197,315,455
GFS	112,924,876	122,378,546
GFS Trust	12,138,462	13,627,595
GRV	1,471,822	1,471,822
GTT	131,229,796	137,401,886
HFPO	709,128	709,128

Total	$442,162,464	$472,904,432

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and six months ended June 30, 2012 and June 30, 2011:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2012	2011	2012	2011
GELS	(1)	$(2,806,858)	$(4,254,069)	$8,803,011	$173,896
GFS	(2)	(321,211)	(1,129,205)	4,796,394	1,342,777
GFS Trust	(3)	(69,606)	(19,044)	(441,691)	(301,126)
GRV	(4)	(11,579)	(194,149)	119,830	(136,864)
GTT	(5)	(2,219,440)	(1,631,207)	1,307,200	190,137
HFPO	(6)	(10,122)	(9,266)	(235,457)	(19,104)

Total		$(5,438,816)	$(7,236,940)	$14,349,287	$1,249,716

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

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

June 30, 2012

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

June 30, 2012

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

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the six months ended June 30, 2012 and June 30, 2011. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	June 30, 2012				June 30, 2011
Investee	Management fees		Incentive allocation/ fees		Management fees		Incentive allocation/ fees
GELS	1.59%		19.97%		1.65%		20.27%
GFS	1.69%		19.01%		1.75%		19.41%
GFS Trust	1.48%		17.98%		1.60%		18.25%
GRV	1.62%		12.59%		1.52%		12.80%
GTT	2.08%		21.39%		2.12%		21.54%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$201,290,889	$—	$201,290,889
Event Driven	—	120,912,137	11,954,009	132,866,146
Tactical Trading	—	157,115,938	—	157,115,938
Multi-Sector	—	—	456,202	456,202
Relative Value	—	—	1,244,997	1,244,997

Total	$—	$479,318,964	$13,655,208	$492,974,172

	December 31, 2011 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$210,487,878	$—	$210,487,878
Event Driven	—	127,322,190	13,856,921	141,179,111
Tactical Trading	—	164,808,737	—	164,808,737
Multi-Sector	—	—	691,659	691,659
Relative Value	—	—	1,125,167	1,125,167

Total	$—	$502,618,805	$15,673,747	$518,292,552

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $26,262,047 and $28,339,424, which were classified as Level 1 assets as of June 30, 2012 and December 31, 2011, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 4 – Fair Value Measurements (continued)

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended June 30, 2012 and June 30, 2011, respectively:

	Event Driven	Multi-Sector	Relative Value	Total
Balance at April 1, 2012	$12,023,615	$466,324	$1,256,576	$13,746,515
Net realized gain/(loss) on investments in affiliated investees	—	—	—	—
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2012	(69,606)	(10,122)	(11,579)	(91,307)
Sales	—	—	—	—

Balance at June 30, 2012	$11,954,009	$456,202	$1,244,997	$13,655,208

	Event Driven	Multi-Sector	Relative Value	Total
Balance at April 1, 2011	$21,613,715	$725,848	$1,563,216	$23,902,779
Net realized gain/(loss) from investments	—	—	—	—
Net change in unrealized gain/(loss) on investments still held at June 30, 2011	(19,044)	(9,266)	(194,149)	(222,459)
Sales	(2,810,039)	—	(68,298)	(2,878,337)

Balance at June 30, 2011	$18,784,632	$716,582	$1,300,769	$20,801,983

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the six months ended June 30, 2012 and June 30, 2011, respectively:

	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(52,972)	—	—	(52,972)
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2012	(388,719)	(235,457)	119,830	(504,346)
Sales	(1,461,221)	—	—	(1,461,221)

Balance at June 30, 2012	$11,954,009	$456,202	$1,244,997	$13,655,208

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

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

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended June 30, 2012 and June 30, 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $61,136 and $69,439, respectively. For the six months ended June 30, 2012 and June 30, 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $123,073 and $140,966, respectively.

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

June 30, 2012

Note 6 – Risk Management (continued)

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

June 30, 2012

Note 6 – Risk Management (continued)

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of June 30, 2012 and December 31, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2012 and December 31, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for the GFS Trust and GRV. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of June 30, 2012.

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

June 30, 2012

Note 6 – Risk Management (continued)

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

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at June 30, 2012 and December 31, 2011, respectively.

Included in the redemptions payable on the Balance Sheet at June 30, 2012 and December 31, 2011 were redemptions due to the Managing Member of $0 and $6,026, respectively.

For the six months ended June 30, 2012, the Company earned dividends of $5,600 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the six months ended June 30, 2011 the Company earned dividends of $5,353 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At June 30, 2012 and December 31, 2011, the fair values of such money market investments were $26,262,047 and $28,339,424, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at June 30, 2012 and December 31, 2011. Employees of Goldman, Sachs & Co. owned less than 1% and approximately 2% of the Company’s equity at June 30, 2012 and December 31, 2011, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 8 – Members’ equity

At June 30, 2012 and December 31, 2011, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

The Company’s unit activity for the six month period ended June 30, 2012 is as follows:

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	June 30, 2012
Class A:
Series 1	2,156,278.06	—	—	(406,050.67)	1,750,227.39
Series 45	34,296.08	—	—	—	34,296.08
Series 46	1,258,581.48	—	—	(196,858.43)	1,061,723.05
Series 47	47,000.00	—	—	(5,000.00)	42,000.00
Series 49	105,022.73	—	—	(2,000.00)	103,022.73
Series 50	142,659.41	—	—	(23,361.55)	119,297.86
Series 51	58,800.00	—	—	—	58,800.00
Series 52	86,750.00	—	—	(26,926.23)	59,823.77
Series 66	67,947.61	—	—	(40,379.30)	27,568.31
Series 68	55,653.46	—	—	(39,951.17)	15,702.29
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 82	6,147.24	—	—	—	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 91	27,500.00	—	—	—	27,500.00
Series 92	26,500.00	—	—	(10,500.00)	16,000.00
Series 93	18,250.00	—	—	—	18,250.00
Series 94	39,200.00	—	—	—	39,200.00
Series 95	46,500.00	—	—	—	46,500.00
Series 96	21,000.00	—	—	—	21,000.00
Series 97	17,000.00	—	—	—	17,000.00
Series 98	11,250.00	—	—	—	11,250.00
Series 99	10,500.00	—	—	—	10,500.00
Series 100	40,500.00	—	—	—	40,500.00
Series 101	9,500.00	—	—	—	9,500.00
Series 102	2,500.00	—	—	—	2,500.00
Series 103	—	—	23,243.86	—	23,243.86
Series 104	—	—	12,500.00	—	12,500.00
Series 105	—	—	7,675.50	—	7,675.50
Series 106	—	—	4,500.00	—	4,500.00
Series 107	—	—	9,000.00	—	9,000.00
Series 108	—	—	5,500.00	—	5,500.00

Total	4,330,758.94	—	62,419.36	(751,027.35)	3,642,150.95

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 8 – Members’ equity (continued)

The Company’s members’ capital activity for the six months ended June 30, 2012 is as follows:

	December 31, 2011	Equity Conversion	Subscriptions	Redemptions	Net income/(loss)	June 30, 2012	NAV per unit
Managing Member	$—	$—	$—	$—	$7,119	$7,119
Class A:
Series 1	312,385,129	—	—	(60,164,912)	6,140,458	258,360,675	$147.62
Series 45	3,249,938	—	—	—	61,537	3,311,475	96.56
Series 46	121,333,140	—	—	(19,403,457)	2,363,446	104,293,129	98.23
Series 47	4,438,832	—	—	(481,157)	84,048	4,041,723	96.23
Series 49	10,002,350	—	—	(196,899)	192,204	9,997,655	97.04
Series 50	13,340,457	—	—	(2,237,654)	264,287	11,367,090	95.28
Series 51	5,495,311	—	—	—	104,052	5,599,363	95.23
Series 52	8,327,318	—	—	(2,637,218)	161,246	5,851,346	97.81
Series 66	7,034,216	—	—	(4,259,383)	133,191	2,908,024	105.48
Series 68	5,761,475	—	—	(4,214,221)	109,091	1,656,345	105.48
Series 69	2,159,706	—	—	—	40,894	2,200,600	105.48
Series 70	709,003	—	—	—	13,424	722,427	105.48
Series 72	715,941	—	—	—	13,556	729,497	105.48
Series 73	138,291	—	—	—	2,618	140,909	105.48
Series 82	611,491	—	—	—	11,578	623,069	101.36
Series 83	543,208	—	—	—	10,285	553,493	101.36
Series 91	2,641,570	—	—	—	50,016	2,691,586	97.88
Series 92	2,541,028	—	—	(1,030,133)	52,360	1,563,255	97.70
Series 93	1,732,320	—	—	—	32,801	1,765,121	96.72
Series 94	3,728,165	—	—	—	70,592	3,798,757	96.91
Series 95	4,374,368	—	—	—	82,828	4,457,196	95.85
Series 96	1,997,849	—	—	—	37,829	2,035,678	96.94
Series 97	1,641,523	—	—	—	31,082	1,672,605	98.39
Series 98	1,087,165	—	—	—	20,585	1,107,750	98.47
Series 99	1,034,273	—	—	—	19,391	1,053,664	100.35
Series 100	4,063,351	—	—	—	73,091	4,136,442	102.13
Series 101	942,406	—	—	—	17,331	959,737	101.03
Series 102	248,947	—	—	—	4,531	253,478	101.39
Series 103	—	—	2,324,386	—	41,811	2,366,197	101.80
Series 104	—	—	1,250,000	—	3,484	1,253,484	100.28
Series 105	—	—	767,550	—	(7,076)	760,474	99.08
Series 106	—	—	450,000	—	(6,427)	443,573	98.57
Series 107	—	—	900,000	—	(13,265)	886,735	98.53
Series 108	—	—	550,000	—	(2,907)	547,093	99.47

Subtotal:	522,278,771	—	6,241,936	(94,625,034)	10,213,972	444,109,645

Total	$522,278,771	$—	$6,241,936	$(94,625,034)	$10,221,091	$444,116,764

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 9 – Ownership in Investees

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$201,290,889	$410,570,108	49.03%
GFS	120,912,137	$299,217,438	40.41%
GFS Trust	11,954,009	$42,540,359	28.10%
GRV	1,244,997	$4,739,531	26.27%
GTT	157,115,938	$506,519,188	31.02%
HFPO	456,202	$768,336	59.38%

Total	$492,974,172

	December 31, 2011 (Audited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$210,487,878	$443,770,805	47.43%
GFS	127,322,190	$329,976,037	38.59%
GFS Trust	13,856,921	$49,312,195	28.10%
GRV	1,125,167	$4,283,354	26.27%
GTT	164,808,737	$491,269,750	33.55%
HFPO	691,659	$1,164,893	59.38%

Total	$518,292,552

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 – Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 10 – Indemnifications (continued)

arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

Note 11 – Financial highlights

Financial highlights for the Company for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Class A Series 1	Class A Series 1	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$149.75	$152.33	$144.87	$150.82
Income from operations:
Net realized and unrealized gain/(loss)	(1.55)	(1.78)	3.91	0.27
Net investment income/(loss)(1)(2)	(0.58)	(0.52)	(1.16)	(1.06)

Total income/(loss) from operations	(2.13)	(2.30)	2.75	(0.79)

Net asset value, end of period	$147.62	$150.03	$147.62	$150.03

Ratios to average members’ equity(3)
Expenses	1.58%	1.38%	1.56%	1.40%
Incentive allocation	0.00	0.00	0.00	0.00

Total expenses and incentive allocation	1.58%	1.38%	1.56%	1.40%

Net investment income/(loss)(2)	(1.58)%	(1.38)%	(1.56)%	(1.40)%

Total return (prior to incentive allocation)(4)	(1.43)%	(1.51)%	1.89%	(0.52)%
Incentive allocation	(0.00)	(0.00)	(0.00)	(0.00)

Total return	(1.43)%	(1.51)%	1.89%	(0.52)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

(3)

The ratios of expenses and net investment income/(loss) to average members’ equity are calculated by dividing total expenses and net investment income /(loss), respectively, by the month-end average members’ equity for the period. The ratio of expenses to average members’ equity is annualized. The ratio of incentive allocation, if any, to average members’ equity is not annualized. The ratios to average members’ equity calculated above do not include the Company’s proportionate share of the net investment income and expenses of the Investees. The ratios to average members’ equity for each member may vary based on individualized incentive allocation bases and the timing of capital transactions.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 11 – Financial highlights (continued)

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

Note 12 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the six months ended June 30, 2012 (the “Significant Investees”):

Balance Sheet

The balance sheets as of June 30, 2012 and December 31, 2011, are summarized as follows:

	June 30, 2012 (Unaudited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$446,335,621	$291,071,624	$301,018,136
Investments in affiliated Investees, at fair value	—	18,716,887	233,688,472
Cash and cash equivalents	3,378,874	19,293,857	10,398,404
Other assets	5,016,713	155	17,500,000

Total assets	$454,731,208	$329,082,523	$562,605,012

Liabilities and Net Assets
Liabilities
Redemptions payable	$41,837,647	$29,277,410	$54,570,016
Loan payable	1,850,000	—	—
Accrued expenses and other liabilities	473,453	587,675	1,515,808

Total liabilities	44,161,100	29,865,085	56,085,824
Net assets	410,570,108	299,217,438	506,519,188

Total liabilities and net assets	$454,731,208	$329,082,523	$562,605,012

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 12 – Significant Investees (continued)

	December 31, 2011 (Audited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$457,573,900	$300,385,846	$280,620,004
Investments in affiliated Investees, at fair value	—	18,900,663	203,425,660
Cash and cash equivalents	2,383,725	11,003,284	11,203,993
Other assets	22,131,626	9,363,243	10,956,300

Total assets	$482,089,251	$339,653,036	$506,205,957

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,424,366	$9,249,662	$14,108,920
Loan payable	17,500,000	—	—
Accrued expenses and other liabilities	394,080	427,337	827,287

Total liabilities	38,318,446	9,676,999	14,936,207
Net assets	443,770,805	329,976,037	491,269,750

Total liabilities and net assets	$482,089,251	$339,653,036	$506,205,957

Statement of Operations

For the three months ended June 30, 2012 and June 30, 2011, the statements of operations are summarized as follows:

	June 30, 2012
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$3,759,762	$5,570,926	$50,358
Net change in unrealized gain/(loss) on Investees	(9,752,553)	(6,213,429)	(7,787,311)
Investment income	206	1,727	1,605
Expenses	(440,696)	(469,803)	(1,335,352)

Net income/(loss) from operations	$(6,433,281)	$(1,110,579)	$(9,070,700)

	June 30, 2011
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$148,084	$7,884,217	$14,130
Net change in unrealized gain/(loss) on Investees	(9,152,881)	(10,516,317)	(4,605,238)
Investment income	620	557	576
Expenses	(510,862)	(541,813)	(882,853)

Net income/(loss) from operations	$(9,515,039)	$(3,173,356)	$(5,473,385)

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 12 – Significant Investees (continued)

For the six months ended June 30, 2012 and June 30, 2011, the statements of operations are summarized as follows:

	June 30, 2012
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$8,786,805	$9,620,926	$5,386,853
Net change in unrealized gain/(loss) on Investees	11,273,542	3,777,581	(1,661,020)
Investment income	491	3,022	2,426
Expenses	(931,287)	(977,380)	(2,639,599)

Net income/(loss) from operations	$19,129,551	$12,424,149	$1,088,660

	June 30, 2011
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$2,201,470	$19,726,309	$1,014,866
Net change in unrealized gain/(loss) on Investees	(1,135,126)	(15,638,509)	(836,366)
Investment income	2,779	1,771	2,592
Expenses	(1,211,525)	(1,224,882)	(1,862,205)

Net income/(loss) from operations	$(142,402)	$2,864,689	$(1,681,113)

Statement of Cash Flows

For the six months ended June 30, 2012 and June 30, 2011, the statements of cash flows are summarized as follows:

	June 30, 2012
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$19,129,551	$12,424,149	$1,088,660
Net change in investments in Investees and affiliated Investees	11,238,279	9,497,998	(50,660,944)
Net change in operating assets and liabilities	17,194,286	9,523,426	(5,855,179)

Net cash provided by/(used in) operating activities	47,562,116	31,445,573	(55,427,463)

Cash flows from financing activities
Net subscriptions/(redemptions)	(30,916,967)	(23,155,000)	54,621,874
Proceeds/(repayments) from loan	(15,650,000)	—	—

Net cash provided by/(used in) financing activities	(46,566,967)	(23,155,000)	54,621,874

Net change in cash and cash equivalents	995,149	8,290,573	(805,589)
Cash and cash equivalents at beginning of period	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of period	$3,378,874	$19,293,857	$10,398,404

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2012

Note 12 – Significant Investees (continued)

	June 30, 2011
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$(142,402)	$2,864,689	$(1,681,113)
Net change in investments in Investees and affiliated Investees	9,636,937	18,736,565	(50,573,508)
Net change in operating assets and liabilities	(1,153,549)	(17,076,003)	4,611,764

Net cash provided by/(used in) operating activities	8,340,986	4,525,251	(47,642,857)

Cash flows from financing activities
Net subscriptions/(redemptions)	(20,314,360)	(8,951,124)	47,767,824
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	(23,414,360)	(8,951,124)	47,767,824

Net change in cash and cash equivalents	(15,073,374)	(4,425,873)	124,967
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$20,946,710	$4,393,337	$13,128,523

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2012, the Company had total assets of $519,559,778 compared with total assets of $548,994,309 as of December 31, 2011. Total liabilities of the Company were $75,443,014 as of June 30, 2012 compared with $26,715,538 as of December 31, 2011. Members’ equity of the Company was $444,116,764 as of June 30, 2012 compared with $522,278,771 as of December 31, 2011.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Goldman Sachs Fundamental Strategies Asset Trust (the “GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS; Goldman Sachs Global Relative Value, LLC (“GRV”), which, along with the GFS Trust, is in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO” and together with the GFS Trust, GRV and the Investment Funds, the “Investees”), which employs investment strategies within one or more of the Investment Sectors. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011

The following presents a summary of the operations for the three and six months ended June 30, 2012 and June 30, 2011 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Six Months Ended June 30, 2012

The Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2012 was $(5,438,816) and $14,349,287, respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2011 of $(7,236,940) and $1,249,716, respectively.

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

After a very benign start to the year, the second quarter of 2012 proved to be more challenging for markets. Volatility increased notably over the quarter and most risk assets suffered a significant decline, giving back a large part of the gains made during the first quarter. Most risk assets started into the quarter with an early sell-off, following a weaker U.S. payrolls report, but after a recovery over the second half of April, performance was largely flat over the month as a whole. That changed notably in May, when bearishness dominated market sentiment. Risk assets sold off steadily throughout the month as markets were confronted with a steady stream of negative data points and headlines, including European sovereign debt concerns and disappointing economic data releases in the U.S. and China. Markets remained choppy in June as a continued deterioration in economic data was balanced against a more proactive stance from policymakers. The month was characterized by high volatility and choppiness with some of the year’s largest one-day moves in the S&P 500 realized in June. An easing of near-term concerns in Europe spurred a rally into month-end as the outcome of the widely anticipated Greek elections was more benign than some had feared and a new agreement on European bank recapitalizations suggested the potential for eliminating the circular funding link between financials and sovereigns. Over the quarter as a whole, global equity markets (proxied by the MSCI World Index) were down 5.1%. While performance was generally negative across regions there was notable dispersion with emerging markets (proxied by the MSCI Emerging Markets Index) down 10.0% whereas U.S. equities (proxied by the S&P 500) only lost 2.8%. Commodities also reflected the deteriorating global growth picture with the S&P GSCI Total return Index losing 12.4% over the quarter, driven by losses in energy, industrial metals and precious metals, whereas agriculturals continued to perform positively. In foreign exchange markets, investors’ more cautious attitude to risk assets was reflected in a broadly stronger U.S. dollar. The U.S. dollar rallied primarily against emerging market currencies, including the Brazilian Real, the Indian Rupee and the Russian Ruble, but also the Euro depreciated 5.1% against the U.S. dollar, reflecting the market’s concerns around the sovereign debt situation. In fixed income, yields in major developed markets returned to their declining trend after having increased during the first quarter of the year. This move was most pronounced at the back end of the U.S. government bond curve, where 30 year yields declined by 58bps and 10 year yields by 56 basis points. 10 year U.K. Gilt yields declined by 47bps and 10 year German Bund yields fell by 21bps. Performance in credit was positive over the month as the negative performance impact from a widening in credit spreads (for example, the spread on the Credit Suisse High Yield Index increased by 41 bps) was offset by the positive performance impact from lower yields, as mentioned above. Overall, the Credit Suisse High Yield Index generated a positive return of 1.56% over the quarter.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of June 30, 2012, as well as each material Investee’s net return for the three and six months ended June 30, 2012.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended June 30, 2012 Net Return(2)	Six Months Ended June 30, 2012 Net Return(2)
GELS	45.32%	(1.38)%	4.34%
GFS	27.23%	(0.26)%	3.90%
GTT	35.38%	(1.39)%	0.78%

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

For the three and six months ended June 30, 2012, the Company’s Class A Series 1 units returned (1.43)% and 1.89%, respectively net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and six months ended June 30, 2012 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of June 30, 2012, GELS represented approximately 45% of the Company’s members’ equity. GELS returned (1.38)% and 4.34%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

GELS Advisors generated negative performance in the second quarter of 2012 as volatile markets and macroeconomic concerns created a challenging environment for stock picking.

In April, GELS Advisors generally realized flat performance, although there was some dispersion of performance. Alpha generation during the month was strong in some cases with a number of GELS Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing GELS Advisors benefited from long exposure to consumer discretionary and consumer staples, as well as from idiosyncratic stock gains. Underperforming GELS Advisors realized losses from long exposure to financials, information technology, and to a lesser extent, energy & materials. In May, GELS Advisors generally realized losses, although many outperformed relative to global equity markets. Most GELS Advisors performed relatively well through the first half of May, and while some managers realized more significant losses as the sell-off accelerated in the month’s third week, in the aggregate, managers still outperformed their level of net exposure, albeit with wide dispersion across the strategy. Given the significant directional move in markets, GELS Advisors with higher net exposure struggled, while GELS Advisors with lower net exposure realized more modest losses and a small number of GELS Advisors produced positive performance. From a sector perspective, GELS Advisors with long exposure concentrated in financials or cyclical sectors underperformed, while losses were more limited for GELS Advisors with long exposure concentrated in defensive sectors. In June, GELS Advisors realized a mix of positive and negative performance with low dispersion, as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most GELS Advisors entered the month with relatively low levels of net exposure. Following the sharp sell-off in equities at the beginning of the month, GELS Advisors that further reduced risk in response missed the ensuing market rally. In response to economic stimulus and the U.S. Supreme Court’s ruling related to healthcare legislation, GELS Advisors with long positions focused in the financials and health care sectors generally outperformed, while GELS Advisors with exposure to the technology and consumer sectors generally lagged. Short exposures broadly detracted or were flat across sectors.

For the Six Months Ended June 30, 2012

GELS Advisors finished the first six months of 2012 with positive performance as gains generated during the first quarter were not fully offset by losses in May.

GELS Advisors generated broadly positive performance throughout the first quarter of 2012. In January, GELS Advisors’ performance benefited from an aggressive broad sector rotation effect that caused the weakest sectors of 2011 to rally significantly and outperform the markets during the month, including financials, materials, industrials, consumer discretionary and technology. In February, most GELS Advisors finished in positive territory as well. In general, many of the same trends that had characterized January continued into February. Cyclical sectors, such as technology, financials, consumer discretionary and energy continued to lead the rally during the month. In March, GELS Advisors generally realized modest positive performance, producing returns that were generally in line with that of global equity markets in aggregate, although there was some dispersion of performance across the sector.

Performance turned negative over the second quarter, primarily driven by losses in May. In April, GELS Advisors generally realized flat performance. Alpha generation during the month was strong in some cases with a number of GELS Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing GELS Advisors benefited from long exposure to consumer discretionary and consumer staples. Underperforming GELS Advisors realized losses from long exposure to financials, information technology, and, to a lesser extent, energy & materials. In May, GELS Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, GELS Advisors with higher net exposure struggled, while GELS Advisors with lower net exposure realized more modest losses and a small number of GELS Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most GELS Advisors entered the month with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, GELS Advisors with long positions focused in the financials and health care sectors generally outperformed, while GELS Advisors with exposure to the technology and consumer sectors generally lagged.

Goldman Sachs Global Fundamental Strategies, LLC

As of June 30, 2012, GFS represented approximately 27% of the Company’s members’ equity. GFS returned (0.26)% and 3.90%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

GFS Advisors generally generated mixed performance during the second quarter of 2012 as market volatility rose sharply following a benign first quarter.

In April, GFS Advisors collectively realized muted performance. Corporate credit exposure generally contributed positive returns, particularly in financial liquidation positions, while structured credit generally retraced some gains from the previous months. Performance for special situations equity and merger arbitrage positions was mixed following positive performance during the first quarter of 2012. Attribution from hedges was somewhat flat, although short European sovereign exposure was generally beneficial to performance. During May, GFS Advisors collectively realized negative performance as concerns around the macro environment returned. Equity exposure was broadly a source of negative performance, with losses from special situations equity, although there were a few merger arbitrage positions which contributed positively over the month. Corporate credit markets were relatively resilient through early May, but sold off sharply into month-end as risk sentiment deteriorated on an increase in negative economic news. Structured credit also detracted from performance. Offsetting some losses, GFS Advisors generally benefited from portfolio hedges in May. Market declines during May continued into early June, but eventually reversed course before month-end. Consequently, GFS Advisors collectively generated muted performance during June. Equity exposure was a source of mixed returns as equity special situations generally contributed positively during the second half of the month alongside a slight improvement in risk sentiment, although core merger arbitrage positions experienced mixed performance. Despite a weak start in June, leveraged credit markets performed well during the month with high-yield bonds and loans each posting strong positive returns. Similarly, structured credit valuations rebounded as the overall market sentiment for risk assets improved and as capital continued to flow into the structured credit opportunity. Performance of hedges and macro-oriented positions was mixed during June, but largely detracted from performance.

For the Six Months Ended June 30, 2012

GFS Advisors generally produced positive returns during the first half of 2012, as positive performance over the first quarter outweighed negative performance in the second quarter.

In January and February, GFS Advisors generally benefited from “risk on” sentiment, with long positions in both equities and credit contributing to performance. While positioning was still relatively balanced in January after the 2011 volatility and GFS Advisors did not fully participate in the rally, positioning was more bullish in February, resulting in more positive performance. Positive sentiment from January and February largely carried through the month of March as well, albeit with some reversals throughout the month. Equity exposure, including special situations equity and merger arbitrage positions, generally contributed positive returns in March. Credit performance was more muted, due partly to rising rates as well as widening credit spreads in some instances. Through most of the first quarter of 2012, hedges and short exposure typically detracted from performance as prices of risk assets generally rose.

Performance was more mixed during the second quarter of 2012 as market volatility started to pick up again. Performance was generally muted in April and June. Corporate credit positions generally contributed positively while structured credit positions detracted in April but were more positive in June. Equity special situations and merger arbitrage performance was mixed during both months. However, this muted performance was offset by losses in May when GFS Advisors collectively realized negative performance as concerns around the macro environment returned. Equity exposure was broadly a source of negative performance, with losses from special situations equity, although there were a few positive idiosyncratic drivers from merger arbitrage investments. Corporate credit markets were relatively resilient through early May, but sold off sharply into month-end as risk sentiment deteriorated on an increase in negative economic news. Structured credit also detracted from performance. GFS Advisors generally benefited from portfolio hedges in May, which offset some losses.

Goldman Sachs Global Tactical Trading, LLC

As of June 30, 2012, GTT represented approximately 35% of the Company’s members’ equity. GTT returned (1.39)% and 0.78%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

Tactical Trading strategies generated negative performance in the second quarter of 2012. Both macro GTT Advisors and managed futures GTT Advisors exhibited fairly high dispersion throughout the quarter, but overall generated negative returns in the aggregate.

In both April and May, managed futures GTT Advisors experienced strong gains while macro GTT Advisors experienced broadly flat performance. Managed futures GTT Advisors benefitted from long positions in fixed income, most notably in Europe and the United States, as yields decreased. Fixed income positioning was more mixed for macro GTT Advisors, which resulted in a larger dispersion of returns. Performance was mixed in currency trading as macro GTT Advisors had mixed positioning in both the U.S. dollar and the Euro, leading only some macro GTT Advisors to profit from the general depreciation of both currencies in April and the Euro in May. Both macro and managed futures GTT Advisors experienced losses in equity trading, as GTT Advisors tended to be long in both developed and emerging market indices, both of which suffered as concerns over global economic growth worsened in the quarter. Both macro and managed futures GTT Advisors had mixed positioning in commodities throughout the quarter, which led to dispersed returns across the asset class. In June, GTT Advisors experienced losses across asset classes as many GTT Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTT Advisors were the primary driver of losses for the sector, while macro GTT Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month with yields increasing month-on-month. Conversely, some select macro GTT Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTT Advisors in June, as most GTT Advisors were bearishly positioned throughout the quarter, which led to losses in June. Trading in currencies also detracted as many GTT Advisors had long positions in the U.S. dollar, which depreciated against most currencies in June. Some macro GTT Advisors partially offset these losses with long emerging market currency positions, which realized positive performance in June. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

For the Six Months Ended June 30, 2012

Tactical trading strategies generated positive performance in the first six months of 2012 as both macro and managed futures GTT Advisors overall generated gains in the first quarter and negative performance in the second quarter.

In both January and February, macro GTT Advisors and managed futures GTT Advisors experienced gains as healthy economic data and an improving investor risk sentiment benefited tactical trading strategies. Macro GTT

Advisors and managed futures GTT Advisors broadly benefited from gains in long-biased commodities trading and performance was mixed in currency trading. Macro GTT Advisors generally profited from trading in fixed income and had mixed performance in equities, while managed futures GTT Advisors inversely experienced gains in long developed and emerging market equity positioning and realized mixed performance in fixed income. March was characterized by mixed economic data, which cast uncertainty over recently improved investor risk sentiment. In aggregate, tactical trading strategies experienced negative performance. Managed futures GTT Advisors were the primary driver of losses for the sector, while macro GTT Advisors realized modest losses in aggregate with fairly high dispersion. Trading in fixed income generally contributed positively for macro GTT Advisors while trading in currencies and commodities generally detracted. Losses for managed futures GTT Advisors occurred primarily in fixed income, as long positions suffered, most notably in U.K. and U.S. government bonds. Managed futures GTT Advisors also had limited success trading in both currencies and commodities, both of which detracted in March.

In both April and May, managed futures GTT Advisors experienced strong gains while macro GTT Advisors experienced broadly flat performance. Managed futures GTT Advisors benefitted from long positions in fixed income but as fixed income positioning was more mixed for macro GTT Advisors, there was greater dispersion of returns for macro GTT Advisors. Performance was mixed in currency trading and both macro and managed futures GTT Advisors experienced losses in equity trading. Both macro and managed futures GTT Advisors had mixed positioning in commodities throughout the quarter, which led to dispersed returns across the asset class. In June, GTT Advisors experienced losses across asset classes as many GTT Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTT Advisors were the primary driver of losses for the sector, while macro GTT Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month. Conversely some select macro GTT Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTT Advisors in June. Trading in currencies also detracted as GTT Advisors had uniform long positioning in the U.S. dollar which depreciated against most currencies in June. Some macro GTT Advisors partially offset these losses with long emerging market currency positions. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

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

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended June 30, 2011 Net Return(2)	Six Months Ended June 30, 2011 Net Return(2)
GELS	40.36%	(1.76)%	0.01%
GFS	25.54%	(0.72)%	0.92%
GTT	29.04%	(0.95)%	0.08%

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

Comparison of Selected Financial Information for the Three and Six Months ended June 30, 2012 and June 30, 2011

Dividend Income

Dividend income for the three and six months ended June 30, 2012 was $3,192 and $5,600, respectively, compared to dividend income for the three and six months ended June 30, 2011 of $1,170 and $5,353, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and six months ended June 30, 2012 was $1,625,405 and $3,312,655, respectively, compared to the management fee for the three and six months ended June 30, 2011 of $1,921,186 and $3,901,631, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended June 30, 2012 compared to the same period in 2011.

Professional fees for the three and six months ended June 30, 2012 were $326,497 and $638,847, respectively, compared to professional fees for the three and six months ended June 30, 2011 of $117,488 and $265,025, respectively. The increase in professional fees for the period ended June 30, 2012 was primarily due to increased costs related to the additional regulatory filing requirement of adopting Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the three and six months ended June 30, 2012, the Company incurred an administration fee of $32,882 and $66,754, respectively, compared to the administration fee for the three and six months ended June 30, 2011 of $37,615 and $76,178, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three and six months ended June 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $61,136 and $123,073, respectively, compared to the Company’s pro-rata indirect share of the administration fee charged at the Investee level for the three and six months ended June 30, 2011 of $69,439 and $140,966, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three and six months ended June 30, 2012 were $62,636 and $115,540, respectively, compared to miscellaneous expenses for the three and six months ended June 30, 2011 of $43,156 and $93,508, respectively.

Incentive Allocation

The incentive allocation for the three and six months ended June 30, 2012 was $(7,464) and $7,119, respectively, compared to incentive allocation for the three and six months ended June 30, 2011 of $(79,267) and $5,323, respectively. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither the GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the second quarter of 2012. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of June 30, 2012, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from the GFS Trust and GRV. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of June 30, 2012.

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

The Company received subscriptions from new and existing investors of $1,900,000 and $6,241,936, respectively, during the three and six months ended June 30, 2012 and of $10,670,000 and $19,095,000, respectively, during the three and six months ended June 30, 2011.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $21,983,874 and $46,900,061, respectively, during the three and six months ended June 30, 2012 and $29,392,501 and $48,004,296, respectively, during the three and six months ended June 30, 2011. The Company had redemptions payable in the amount of $72,647,186 at June 30, 2012 and $24,922,213 at December 31, 2011. The Company funded the redemptions made in 2011 and in January, April, and July 2012 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in July 2012 had a material adverse effect on the value of the units or the performance of the Company.

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

As of June 30, 2012, the Company had cash and cash equivalents on hand of $26,585,606. As of December 31, 2011, the Company had cash and cash equivalents on hand of $30,701,757.

Investments as of June 30, 2012 were $492,974,172 as compared to $518,292,552 as of December 31, 2011. The decrease was primarily due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the six months ended June 30, 2012.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of June 30, 2012 was $2,193,001 as compared to $1,143,333 as of December 31, 2011. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

For the six months ended June 30, 2012 and the fiscal year ended December 31, 2011, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominately from utilizing NAVs provided by external advisors. At June 30, 2012 and December 31, 2011, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of June 30, 2012 and as of December 31, 2011, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2012 to June 30, 2012 and from January 1, 2011 to December 31, 2011. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	45.32%		$201,290,889	$8.8	(2)
GFS	27.23		120,912,137	4.8	(3)
GFS Trust	2.69		11,954,009	(0.5)	(4)
GRV	0.28		1,244,997	0.1	(5)
GTT	35.38		157,115,938	1.3	(6)
HFPO	0.10		456,202	(0.2)	(7)

Total	111.00	%(8)	$492,974,172	$14.3

	Year Ended December 31, 2011
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	40.30%		$210,487,878	$(8.6)	(2)
GFS	24.38		127,322,190	(5.2)	(3)
GFS Trust	2.65		13,856,921	(1.8)	(4)
GRV	0.22		1,125,167	(0.3)	(5)
GTT	31.56		164,808,737	1.1	(6)
HFPO	0.13		691,659	(0.0)	(7)

Total	99.24	%(9)	$518,292,552	$(14.8)

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

(8)

The total value of the Company’s investment in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected redemptions payable on the balance sheet date.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2012, the Managing Member had full position level transparency for approximately 68% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 45% GELS, 27% GFS and 35% GTT as of June 30, 2012 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 24% GFS and 32% GTT as of December 31, 2011 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 to June 30, 2012, aggregate subscriptions totaled $6,241,936. Details of the sale of the series of units are as follows:

Date of Sale	Class and Series of Units	Number of Units Sold	Number of Investors	Total Subscription Amount
January 1, 2012	Class A Series 103	23,243.86	5	$2,324,386
February 1, 2012	Class A Series 104	12,500.00	3	1,250,000
March 1, 2012	Class A Series 105	7,675.50	3	767,550
April 1, 2012	Class A Series 106	4,500.00	2	450,000
May 1, 2012	Class A Series 107	9,000.00	2	900,000
June 1, 2012	Class A Series 108	5,500.00	2	550,000

Total		62,419.36	17	$6,241,936

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $21,983,874 during the three months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Effective August 9, 2012, Kent A. Clark and Helen A. Crowley were elected as new members of the Board of Directors. J. Christopher A. Kojima had been a director of the Company since April 1, 2009. On August 7, 2012, J. Christopher A. Kojima notified the Company that, effective August 9, 2012, he would no longer serve on the Board of Directors of the Company.

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

Date: August 13, 2012

Index to Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002