Form 10-Q
period 2012-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2012-11-13
CIK 1173394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 3,205,904.20 Units of Limited Liability Company Interests outstanding as of November 13, 2012.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

September 30, 2012 and December 31, 2011

	(Unaudited) September 30, 2012		(Audited) December 31, 2011
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Goldman Sachs Global Equity Long/Short, LLC	$174,094,338	43.50%	$210,487,878	40.30%
Goldman Sachs Global Fundamental Strategies, LLC	106,979,719	26.73	127,322,190	24.38
Goldman Sachs Global Fundamental Strategies Asset Trust	10,939,031	2.73	13,856,921	2.65
Goldman Sachs Global Relative Value, LLC	1,244,222	0.31	1,125,167	0.22
Goldman Sachs Global Tactical Trading, LLC	136,341,383	34.06	164,808,737	31.56
Goldman Sachs HFP Opportunistic Fund, LLC	368,552	0.09	691,659	0.13

Total investments (cost $385,621,868 and $472,904,432, respectively)	$429,967,245	107.42%	$518,292,552	99.24%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at September 30, 2012 and December 31, 2011.

	September 30, 2012 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$26,869,324	6.71%

	December 31, 2011 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$34,288,005	6.57%

(1)

Members’ equity used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding redemptions payable, total investments would represent 95.21% and 94.72% of members’ equity at September 30, 2012 and December 31, 2011, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

See accompanying notes

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

September 30, 2012 and December 31, 2011

	(Unaudited) September 30, 2012	(Audited) December 31, 2011
ASSETS:
Assets:
Investments in affiliated Investees, at fair value (cost $385,621,868 and $472,904,432, respectively)	$429,967,245	$518,292,552
Cash and cash equivalents	23,887,540	30,701,757

Total assets	$453,854,785	$548,994,309

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$51,357,366	$24,922,213
Management fee payable	1,407,032	1,143,333
Accrued expenses and other liabilities	835,356	649,992

Total liabilities	53,599,754	26,715,538
Members’ equity:
Members’ equity (units outstanding 3,205,904.20 and 4,330,758.94, respectively)	400,255,031	522,278,771

Total liabilities and members’ equity	$453,854,785	$548,994,309

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$355,909,654	$476,890,651
Accumulated net unrealized gain/(loss) on investments	44,345,377	45,388,120

Total members’ equity(1)	$400,255,031	$522,278,771

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

See accompanying notes

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2012 and September 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend income	$3,185	$684	$8,785	$6,037
Expenses:
Management fee	1,407,032	1,808,099	4,719,687	5,709,730
Professional fees	343,803	366,246	982,650	631,271
Administration fee	29,388	35,805	96,142	111,983
Miscellaneous expenses	38,217	45,773	153,757	139,281

Total expenses	1,818,440	2,255,923	5,952,236	6,592,265

Net investment income/(loss)	(1,815,255)	(2,255,239)	(5,943,451)	(6,586,228)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	15,527,219	5,265,038	24,452,918	18,363,541
Net change in unrealized gain/(loss)	(6,466,331)	(25,273,027)	(1,042,743)	(37,121,814)

Net realized and unrealized gain/(loss)	9,060,888	(20,007,989)	23,410,175	(18,758,273)

Net income/(loss)	$7,245,633	$(22,263,228)	$17,466,724	$(25,344,501)

See accompanying notes

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2010	$—	$621,793,993	$621,793,993
Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	—	522,278,771	522,278,771
Subscriptions	—	6,491,936	6,491,936
Redemptions	—	(145,982,400)	(145,982,400)
Allocations of net income/(loss):
Incentive allocation	16,208	(16,208)	—
Pro-rata allocation	—	17,466,724	17,466,724

Members’ equity at September 30, 2012	$16,208	$400,238,823	$400,255,031

See accompanying notes

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2012 and September 30, 2011

	2012	2011
Cash flows from operating activities
Net income/(loss)	$17,466,724	$(25,344,501)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	—	(9,602,658)
Proceeds from sales of investments in affiliated Investees	111,735,482	65,881,934
Net realized (gain)/loss on investments in affiliated Investees	(24,452,918)	(18,363,541)
Net change in unrealized (gain)/loss on investments in affiliated Investees	1,042,743	37,121,814
Increase/(decrease) in operating liabilities:
Management fee payable	263,699	485,882
Accrued expenses and other liabilities	185,364	201,118

Net cash from operating activities	106,241,094	50,380,048

Cash flows from financing activities
Subscriptions	6,491,936	22,970,000
Redemptions	(119,547,247)	(70,058,148)

Net cash from financing activities	(113,055,311)	(47,088,148)

Net change in cash and cash equivalents	(6,814,217)	3,291,900
Cash and cash equivalents at beginning of period	30,701,757	29,949,410

Cash and cash equivalents at end of period	$23,887,540	$33,241,310

See accompanying notes

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 1 - Organization

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

Note 2 - Significant accounting policies

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 2 - Significant accounting policies (continued)

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

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar month or at the sole discretion of the Managing Member. Redemptions from the Company can be made at the end of each calendar quarter, upon 91 days’ prior written notice after a twelve-month holding period or at such other times as determined in the sole discretion of the Managing Member, as provided for in the Company’s limited liability company agreement.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 3 - Investments in affiliated Investees

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at September 30, 2012 and December 31, 2011:

Investee	September 30, 2012	December 31, 2011
GELS	$159,156,193	$197,315,455
GFS	98,270,910	122,378,546
GFS Trust	11,056,180	13,627,595
GRV	1,471,822	1,471,822
GTT	114,957,635	137,401,886
HFPO	709,128	709,128

Total	$385,621,868	$472,904,432

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 3 - Investments in affiliated Investees (continued)

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and nine months ended September 30, 2012 and September 30, 2011:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2012	2011	2012	2011
GELS	(1)	$3,803,449	$(15,544,898)	$12,606,460	$(15,371,002)
GFS	(2)	2,067,581	(6,445,643)	6,863,975	(5,102,866)
GFS Trust	(3)	52,838	(548,857)	(388,853)	(849,983)
GRV	(4)	(775)	(55,540)	119,055	(192,404)
GTT	(5)	3,225,445	2,596,234	4,532,645	2,786,371
HFPO	(6)	(87,650)	(9,285)	(323,107)	(28,389)

Total		$9,060,888	$(20,007,989)	$23,410,175	$(18,758,273)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.
(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.
(3)

The GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for the GFS Trust, distributions will be made to holders of interests in the GFS Trust as the GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding periods of its remaining underlying investments range from one to five years.

(4)

GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding periods of its remaining underlying investments range from one to five years.

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 3 - Investments in affiliated Investees (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 3 - Investments in affiliated Investees (continued)

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the nine months ended September 30, 2012 and September 30, 2011. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	September 30, 2012				September 30, 2011
Investee	Management fees		Incentive allocation/fees		Management fees		Incentive allocation/fees
GELS	1.61%		19.52%		1.65%		20.26%
GFS	1.70%		19.01%		1.66%		18.50%
GFS Trust	1.48%		17.36%		1.52%		17.74%
GRV	1.79%		13.88%		1.61%		12.44%
GTT	2.07%		21.09%		2.12%		21.51%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

Note 4 - Fair Value Measurements

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 4 - Fair Value Measurements (continued)

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$174,094,338	$—	$174,094,338
Event Driven	—	106,979,719	10,939,031	117,918,750
Tactical Trading	—	136,341,383	—	136,341,383
Multi-Sector	—	—	368,552	368,552
Relative Value	—	—	1,244,222	1,244,222

Total	$—	$417,415,440	$12,551,805	$429,967,245

	December 31, 2011 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$210,487,878	$—	$210,487,878
Event Driven	—	127,322,190	13,856,921	141,179,111
Tactical Trading	—	164,808,737	—	164,808,737
Multi-Sector	—	—	691,659	691,659
Relative Value	—	—	1,125,167	1,125,167

Total	$—	$502,618,805	$15,673,747	$518,292,552

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $22,803,200 and $28,339,424, which were classified as Level 1 assets as of September 30, 2012 and December 31, 2011, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended September 30, 2012 and September 30, 2011, respectively:

	Event Driven	Multi-Sector	Relative Value	Total
Balance at July 1, 2012	$11,954,009	$456,202	$1,244,997	$13,655,208
Net realized gain/(loss) on investments in affiliated investees	1,980	—	—	1,980
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2012	50,858	(87,650)	(775)	(37,567)
Sales	(1,067,816)	—	—	(1,067,816)

Balance at September 30, 2012	$10,939,031	$368,552	$1,244,222	$12,551,805

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 4 - Fair Value Measurements (continued)

	Event Driven	Multi-Sector	Relative Value	Total
Balance at July 1, 2011	$18,784,632	$716,582	$1,300,769	$20,801,983
Net realized gain/(loss) on investments in affiliated investees	(1,195)	—	—	(1,195)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2011	(547,662)	(9,285)	(55,540)	(612,487)
Sales	(1,067,815)	—	—	(1,067,815)

Balance at September 30, 2011	$17,167,960	$707,297	$1,245,229	$19,120,486

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2012 and September 30, 2011, respectively:

	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(85,650)	—	—	(85,650)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2012	(303,203)	(323,107)	119,055	(507,255)
Sales	(2,529,037)	—	—	(2,529,037)

Balance at September 30, 2012	$10,939,031	$368,552	$1,244,222	$12,551,805

	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) on investments in affiliated investees	(51,546)	—	1,759	(49,787)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2011	(798,437)	(28,389)	(194,163)	(1,020,989)
Sales	(5,170,472)	—	(211,461)	(5,381,933)

Balance at September 30, 2011	$17,167,960	$707,297	$1,245,229	$19,120,486

Note 5 - Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended September 30, 2012 and September 30, 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $53,075 and $65,367, respectively. For the nine months ended September 30, 2012 and September 30, 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $176,148 and $206,333, respectively.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 6 - Risk Management

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

September 30, 2012

Note 6 - Risk Management (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 6 - Risk Management (continued)

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of September 30, 2012 and December 31, 2011, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2012 and December 31, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for the GFS Trust and GRV. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of September 30, 2012 and December 31, 2011.

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

September 30, 2012

Note 6 - Risk Management (continued)

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

Note 7 - Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at September 30, 2012 and December 31, 2011, respectively.

Included in the redemptions payable on the Balance Sheet at September 30, 2012 and December 31, 2011 were redemptions due to the Managing Member of $0 and $6,026, respectively.

For the nine months ended September 30, 2012, the Company earned dividends of $8,785 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the nine months ended September 30, 2011, the Company earned dividends of $6,037 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At September 30, 2012 and December 31, 2011, the fair values of such money market investments were $22,803,200 and $28,339,424, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at September 30, 2012 and December 31, 2011. Employees of Goldman, Sachs & Co. owned less than 1% and approximately 2% of the Company’s equity at September 30, 2012 and December 31, 2011, respectively.

Note 8 - Members’ equity

At September 30, 2012 and December 31, 2011, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. The Managing Member does not own any units in the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 8 - Members’ equity (continued)

The Company’s unit activity for the nine month period ended September 30, 2012 is as follows:

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	September 30, 2012
Class A:
Series 1	2,156,278.06	—	—	(556,081.57)	1,600,196.49
Series 45	34,296.08	—	—	—	34,296.08
Series 46	1,258,581.48	—	—	(399,735.49)	858,845.99
Series 47	47,000.00	—	—	(27,000.00)	20,000.00
Series 49	105,022.73	—	—	(22,000.01)	83,022.72
Series 50	142,659.41	—	—	(43,361.55)	99,297.86
Series 51	58,800.00	—	—	—	58,800.00
Series 52	86,750.00	—	—	(26,926.23)	59,823.77
Series 66	67,947.61	—	—	(48,345.70)	19,601.91
Series 68	55,653.46	—	—	(39,951.17)	15,702.29
Series 69	20,861.87	—	—	(10,979.93)	9,881.94
Series 70	6,848.67	—	—	—	6,848.67
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 82	6,147.24	—	—	—	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 91	27,500.00	—	—	—	27,500.00
Series 92	26,500.00	—	—	(10,500.00)	16,000.00
Series 93	18,250.00	—	—	—	18,250.00
Series 94	39,200.00	—	—	—	39,200.00
Series 95	46,500.00	—	—	—	46,500.00
Series 96	21,000.00	—	—	—	21,000.00
Series 97	17,000.00	—	—	—	17,000.00
Series 98	11,250.00	—	—	—	11,250.00
Series 99	10,500.00	—	—	(1,999.99)	8,500.01
Series 100	40,500.00	—	—	(2,892.46)	37,607.54
Series 101	9,500.00	—	—	—	9,500.00
Series 102	2,500.00	—	—	—	2,500.00
Series 103	—	—	23,243.86	—	23,243.86
Series 104	—	—	12,500.00	—	12,500.00
Series 105	—	—	7,675.50	—	7,675.50
Series 106	—	—	4,500.00	—	4,500.00
Series 107	—	—	9,000.00	—	9,000.00
Series 108	—	—	5,500.00	—	5,500.00
Series 109	—		2,500.00	—	2,500.00

Total	4,330,758.94	—	64,919.36	(1,189,774.10)	3,205,904.20

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 8 - Members’ equity (continued)

The Company’s unit activity for the year ended December 31, 2011 is as follows:

	December 31, 2010	Unit Conversion	Subscriptions	Redemptions	December 31, 2011
Class A:
Series 1	2,560,820.36	—	—	(404,542.30)	2,156,278.06
Series 45	45,322.13	—	—	(11,026.05)	34,296.08
Series 46	89,711.22	1,435,142.41	—	(266,272.15)	1,258,581.48
Series 47	55,000.00	—	—	(8,000.00)	47,000.00
Series 48	101,345.88	(101,345.88)	—	—	—
Series 49	140,800.00	—	—	(35,777.27)	105,022.73
Series 50	194,430.21	—	—	(51,770.80)	142,659.41
Series 51	101,300.00	—	—	(42,500.00)	58,800.00
Series 52	86,750.00	—	—	—	86,750.00
Series 53	55,451.17	(55,451.17)	—	—	—
Series 54	589,036.01	(589,036.01)	—	—	—
Series 66	84,244.41	—	—	(16,296.80)	67,947.61
Series 67	1,367.32	—	—	(1,367.32)	—
Series 68	57,080.94	—	—	(1,427.48)	55,653.46
Series 69	20,861.87	—	—	—	20,861.87
Series 70	6,848.67	—	—	—	6,848.67
Series 71	1,403.93	—	—	(1,403.93)	—
Series 72	6,915.70	—	—	—	6,915.70
Series 73	1,335.83	—	—	—	1,335.83
Series 77	76,950.00	(76,950.00)	—	—	—
Series 78	62,345.96	(62,345.96)	—	—	—
Series 79	71,456.60	(71,456.60)	—	—	—
Series 80	56,950.00	(56,950.00)	—	—	—
Series 81	201,150.00	(201,150.00)	—	—	—
Series 82	12,294.48	—	—	(6,147.24)	6,147.24
Series 83	5,460.80	—	—	—	5,460.80
Series 84	34,000.00	(34,000.00)	—	—	—
Series 85	16,500.00	(16,500.00)	—	—	—
Series 86	21,942.57	(21,942.57)	—	—	—
Series 87	33,930.00	(33,930.00)	—	—	—
Series 88	1,000.00	(1,000.00)	—	—	—
Series 89	43,250.00	(43,250.00)	—	—	—
Series 90	11,950.00	(11,950.00)	—	—	—
Series 91	—	—	39,500.00	(12,000.00)	27,500.00
Series 92	—	—	26,500.00	—	26,500.00
Series 93	—	—	18,250.00	—	18,250.00
Series 94	—	—	39,200.00	—	39,200.00
Series 95	—	—	46,500.00	—	46,500.00
Series 96	—	—	21,000.00	—	21,000.00
Series 97	—	—	17,000.00	—	17,000.00
Series 98	—	—	11,250.00	—	11,250.00
Series 99	—	—	10,500.00	—	10,500.00
Series 100	—	—	40,500.00	—	40,500.00
Series 101	—	—	9,500.00	—	9,500.00
Series 102	—	—	2,500.00	—	2,500.00

Total	4,849,206.06	57,884.22	282,200.00	(858,531.34)	4,330,758.94

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 8 - Members’ equity (continued)

The Company’s members’ capital activity for the nine months ended September 30, 2012 is as follows:

	December 31, 2011	Equity Conversion	Subscriptions	Redemptions	Net income/ (loss)	September 30, 2012	NAV per unit
Managing Member	$—	$—	$—	$—	$16,208	$16,208
Class A:
Series 1	312,385,129	—	—	(82,672,902)	10,353,163	240,065,390	$150.02
Series 45	3,249,938	—	—	—	115,532	3,365,470	98.13
Series 46	121,333,140	—	—	(39,657,035)	4,063,999	85,740,104	99.83
Series 47	4,438,832	—	—	(2,632,770)	149,950	1,956,012	97.80
Series 49	10,002,350	—	—	(2,169,410)	355,221	8,188,161	98.63
Series 50	13,340,457	—	—	(4,174,393)	449,634	9,615,698	96.84
Series 51	5,495,311	—	—	—	195,353	5,690,664	96.78
Series 52	8,327,318	—	—	(2,637,218)	256,655	5,946,755	99.40
Series 66	7,034,216	—	—	(5,113,415)	180,608	2,101,409	107.20
Series 68	5,761,475	—	—	(4,214,221)	136,099	1,683,353	107.20
Series 69	2,159,706	—	—	(1,177,096)	76,776	1,059,386	107.20
Series 70	709,003	—	—	—	25,204	734,207	107.20
Series 72	715,941	—	—	—	25,451	741,392	107.20
Series 73	138,291	—	—	—	4,916	143,207	107.20
Series 82	611,491	—	—	—	21,738	633,229	103.01
Series 83	543,208	—	—	—	19,310	562,518	103.01
Series 91	2,641,570	—	—	—	93,904	2,735,474	99.47
Series 92	2,541,028	—	—	(1,030,133)	77,851	1,588,746	99.30
Series 93	1,732,320	—	—	—	61,582	1,793,902	98.30
Series 94	3,728,165	—	—	—	132,532	3,860,697	98.49
Series 95	4,374,368	—	—	—	155,505	4,529,873	97.42
Series 96	1,997,849	—	—	—	71,022	2,068,871	98.52
Series 97	1,641,523	—	—	—	58,354	1,699,877	99.99
Series 98	1,087,165	—	—	—	38,607	1,125,772	100.07
Series 99	1,034,273	—	—	(203,807)	35,716	866,182	101.90
Series 100	4,063,351	—	—	(300,000)	137,225	3,900,576	103.72
Series 101	942,406	—	—	—	32,206	974,612	102.59
Series 102	248,947	—	—	—	8,460	257,407	102.96
Series 103	—	—	2,324,386	—	78,498	2,402,884	103.38
Series 104	—	—	1,250,000	—	22,904	1,272,904	101.83
Series 105	—	—	767,550	—	5,057	772,607	100.66
Series 106	—	—	450,000	—	765	450,765	100.17
Series 107	—	—	900,000	—	1,133	901,133	100.13
Series 108	—	—	550,000	—	5,713	555,713	101.04
Series 109	—	—	250,000	—	3,873	253,873	101.55

Subtotal:	522,278,771	—	6,491,936	(145,982,400)	17,450,516	400,238,823

Total	$522,278,771	$—	$6,491,936	$(145,982,400)	$17,466,724	$400,255,031

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 8 - Members’ equity (continued)

The Company’s members’ capital activity for the year ended December 31, 2011 is as follows:

	December 31, 2010	Equity Conversion	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2011	NAV per unit
Managing Member	$—	$—	$—	$(6,026)	$6,026	$—
Class A:
Series 1	386,220,632	—	—	(59,632,321)	(14,203,182)	312,385,129	$144.87
Series 45	4,471,072	—	—	(1,082,062)	(139,072)	3,249,938	94.76
Series 46	9,003,589	144,033,620	—	(26,356,023)	(5,348,046)	121,333,140	96.40
Series 47	5,407,597	—	—	(782,461)	(186,304)	4,438,832	94.44
Series 48	10,142,713	(10,142,713)	—	—	—	—	—
Series 49	13,960,216	—	—	(3,471,113)	(486,753)	10,002,350	95.24
Series 50	18,928,004	—	—	(4,942,839)	(644,708)	13,340,457	93.51
Series 51	9,855,874	—	—	(4,067,906)	(292,657)	5,495,311	93.46
Series 52	8,669,138	—	—	—	(341,820)	8,327,318	95.99
Series 53	5,610,812	(5,610,812)	—	—	—	—	—
Series 54	62,770,502	(62,770,502)	—	—	—	—	—
Series 66	9,079,321	—	—	(1,708,760)	(336,345)	7,034,216	103.52
Series 67	147,361	—	—	(141,551)	(5,810)	—	—
Series 68	6,151,816	—	—	(147,778)	(242,563)	5,761,475	103.52
Series 69	2,248,358	—	—	—	(88,652)	2,159,706	103.52
Series 70	738,106	—	—	—	(29,103)	709,003	103.52
Series 71	151,306	—	—	(145,340)	(5,966)	—	—
Series 72	745,329	—	—	—	(29,388)	715,941	103.52
Series 73	143,967	—	—	—	(5,676)	138,291	103.52
Series 77	8,047,216	(8,047,216)	—	—	—	—	—
Series 78	6,529,247	(6,529,247)	—	—	—	—	—
Series 79	7,466,991	(7,466,991)	—	—	—	—	—
Series 80	5,883,928	(5,883,928)	—	—	—	—	—
Series 81	20,682,620	(20,682,620)	—	—	—	—	—
Series 82	1,273,182	—	—	(633,275)	(28,416)	611,491	99.47
Series 83	565,505	—	—	—	(22,297)	543,208	99.47
Series 84	3,566,739	(3,566,739)	—	—	—	—	—
Series 85	1,749,127	(1,749,127)	—	—	—	—	—
Series 86	2,311,363	(2,311,363)	—	—	—	—	—
Series 87	3,557,487	(3,557,487)	—	—	—	—	—
Series 88	103,011	(103,011)	—	—	—	—	—
Series 89	4,394,876	(4,394,876)	—	—	—	—	—
Series 90	1,216,988	(1,216,988)	—	—	—	—	—
Series 91	—	—	3,950,000	(1,152,683)	(155,747)	2,641,570	96.06
Series 92	—	—	2,650,000	—	(108,972)	2,541,028	95.89
Series 93	—	—	1,825,000	—	(92,680)	1,732,320	94.92
Series 94	—	—	3,920,000	—	(191,835)	3,728,165	95.11
Series 95	—	—	4,650,000	—	(275,632)	4,374,368	94.07
Series 96	—	—	2,100,000	—	(102,151)	1,997,849	95.14
Series 97	—	—	1,700,000	—	(58,477)	1,641,523	96.56
Series 98	—	—	1,125,000	—	(37,835)	1,087,165	96.64
Series 99	—	—	1,050,000	—	(15,727)	1,034,273	98.50
Series 100	—	—	4,050,000	—	13,351	4,063,351	100.33
Series 101	—	—	950,000	—	(7,594)	942,406	99.20
Series 102	—	—	250,000	—	(1,053)	248,947	99.58

Subtotal:	621,793,993	—	28,220,000	(104,264,112)	(23,471,110)	522,278,771

Total	$621,793,993	$—	$28,220,000	$(104,270,138)	$(23,465,084)	$522,278,771

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 9 - Ownership in Investees

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$174,094,338	$395,184,006	44.05%
GFS	106,979,719	$293,591,705	36.44%
GFS Trust	10,939,031	$38,928,390	28.10%
GRV	1,244,222	$4,736,579	26.27%
GTT	136,341,383	$514,005,070	26.53%
HFPO	368,552	$620,716	59.38%

Total	$429,967,245

	December 31, 2011 (Audited)
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$210,487,878	$443,770,805	47.43%
GFS	127,322,190	$329,976,037	38.59%
GFS Trust	13,856,921	$49,312,195	28.10%
GRV	1,125,167	$4,283,354	26.27%
GTT	164,808,737	$491,269,750	33.55%
HFPO	691,659	$1,164,893	59.38%

Total	$518,292,552

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 - Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 10 - Indemnifications (continued)

arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

Note 11 - Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Class A Series 1	Class A Series 1	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$147.62	$150.03	$144.87	$150.82
Income from operations:
Net realized and unrealized gain/(loss)	3.00	(5.09)	6.91	(4.82)
Net investment income/(loss)(1)(2)	(0.60)	(0.57)	(1.76)	(1.63)

Total income/(loss) from operations	2.40	(5.66)	5.15	(6.45)

Net asset value, end of period	$150.02	$144.37	$150.02	$144.37

Ratios to average members’ equity(3)
Expenses	1.60%	1.55%	1.58%	1.45%
Incentive allocation	0.00	0.00	0.00	0.00

Total expenses and incentive allocation	1.60%	1.55%	1.58%	1.45%

Net investment income/(loss)(2)	(1.60)%	(1.55)%	(1.57)%	(1.45)%

Total return (prior to incentive allocation)(4)	1.63%	(3.77)%	3.55%	(4.28)%
Incentive allocation	0.00	0.00	0.00	0.00

Total return	1.63%	(3.77)%	3.55%	(4.28)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.
(2)	Includes incentive allocation, if applicable.
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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 11 - Financial highlights (continued)

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

Note 12 - Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the nine months ended September 30, 2012 (the “Significant Investees”):

Balance Sheet

The balance sheets as of September 30, 2012 and December 31, 2011, are summarized as follows:

	September 30, 2012 (Unaudited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$410,166,778	$275,632,753	$322,399,131
Investments in affiliated Investees, at fair value	—	18,150,644	216,588,684
Cash and cash equivalents	8,652,090	9,057,254	7,303,124
Other assets	1,213,814	5,379,432	—

Total assets	$420,032,682	$308,220,083	$546,290,939

Liabilities and Net Assets
Liabilities
Redemptions payable	$24,416,012	$11,322,108	$30,988,600
Loan payable	—	2,800,000	—
Accrued expenses and other liabilities	432,664	506,270	1,297,269

Total liabilities	24,848,676	14,628,378	32,285,869
Net assets	395,184,006	293,591,705	514,005,070

Total liabilities and net assets	$420,032,682	$308,220,083	$546,290,939

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 12 - Significant Investees (continued)

	December 31, 2011 (Audited)
	GELS	GFS	GTT
Assets
Investments in Investees, at fair value	$457,573,900	$300,385,846	$280,620,004
Investments in affiliated Investees, at fair value	—	18,900,663	203,425,660
Cash and cash equivalents	2,383,725	11,003,284	11,203,993
Other assets	22,131,626	9,363,243	10,956,300

Total assets	$482,089,251	$339,653,036	$506,205,957

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,424,366	$9,249,662	$14,108,920
Loan payable	17,500,000	—	—
Accrued expenses and other liabilities	394,080	427,337	827,287

Total liabilities	38,318,446	9,676,999	14,936,207
Net assets	443,770,805	329,976,037	491,269,750

Total liabilities and net assets	$482,089,251	$339,653,036	$506,205,957

Statement of Operations

For the three months ended September 30, 2012 and September 30, 2011, the statements of operations are summarized as follows:

	September 30, 2012 (Unaudited)
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$9,686,491	$4,506,787	$3,355,671
Net change in unrealized gain/(loss) on Investees	(251,020)	1,618,437	9,395,293
Investment income	1,331	1,693	1,349
Expenses	(407,088)	(430,543)	(1,414,079)

Net income/(loss) from operations	$9,029,714	$5,696,374	$11,338,234

	September 30, 2011 (Unaudited)
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$2,997,811	$5,826,501	$7,821,860
Net change in unrealized gain/(loss) on Investees	(36,465,416)	(22,562,363)	(672,767)
Investment income	581	336	269
Expenses	(525,432)	(567,169)	(1,035,961)

Net income/(loss) from operations	$(33,992,456)	$(17,302,695)	$6,113,401

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 12 - Significant Investees (continued)

For the nine months ended September 30, 2012 and September 30, 2011, the statements of operations are summarized as follows:

	September 30, 2012 (Unaudited)
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$18,473,296	$14,127,713	$8,742,524
Net change in unrealized gain/(loss) on Investees	11,022,522	5,396,018	7,734,273
Investment income	1,822	4,715	3,775
Expenses	(1,338,375)	(1,407,923)	(4,053,678)

Net income/(loss) from operations	$28,159,265	$18,120,523	$12,426,894

	September 30, 2011 (Unaudited)
Income/(Loss)	GELS	GFS	GTT
Net realized gain/(loss) on Investees	$5,199,281	$25,552,810	$8,836,726
Net change in unrealized gain/(loss) on Investees	(37,600,542)	(38,200,872)	(1,509,133)
Investment income	3,360	2,107	2,861
Expenses	(1,736,957)	(1,792,051)	(2,898,166)

Net income/(loss) from operations	$(34,134,858)	$(14,438,006)	$4,432,288

Statement of Cash Flows

For the nine months ended September 30, 2012 and September 30, 2011, the statements of cash flows are summarized as follows:

	September 30, 2012 (Unaudited)
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$28,159,265	$18,120,523	$12,426,894
Net change in investments in Investees and affiliated Investees	47,407,122	25,503,112	(54,942,151)
Net change in operating assets and liabilities	20,956,396	4,062,744	11,426,282

Net cash provided by/(used in) operating activities	96,522,783	47,686,379	(31,088,975)

Cash flows from financing activities
Net subscriptions/(redemptions)	(72,754,418)	(52,432,409)	27,188,106
Proceeds/(repayments) from loan	(17,500,000)	2,800,000	—

Net cash provided by/(used in) financing activities	(90,254,418)	(49,632,409)	27,188,106

Net change in cash and cash equivalents	6,268,365	(1,946,030)	(3,900,869)
Cash and cash equivalents at beginning of period	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of period	$8,652,090	$9,057,254	$7,303,124

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 12 - Significant Investees (continued)

	September 30, 2011 (Unaudited)
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$(34,134,858)	$(14,438,006)	$4,432,288
Net change in investments in Investees and affiliated Investees	50,189,578	37,674,934	(74,214,099)
Net change in operating assets and liabilities	3,417,749	6,140,537	(5,346,350)

Net cash provided by/(used in) operating activities	19,472,469	29,377,465	(75,128,161)

Cash flows from financing activities
Net subscriptions/(redemptions)	(42,214,008)	(18,258,000)	63,195,398
Proceeds/(repayments) from loan	(3,100,000)	—	—

Net cash provided by/(used in) financing activities	(45,314,008)	(18,258,000)	63,195,398

Net change in cash and cash equivalents	(25,841,539)	11,119,465	(11,932,763)
Cash and cash equivalents at beginning of period	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of period	$10,178,545	$19,938,675	$1,070,793

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2012, the Company had total assets of $453,854,785 compared with total assets of $548,994,309 as of December 31, 2011. Total liabilities of the Company were $53,599,754 as of September 30, 2012 compared with $26,715,538 as of December 31, 2011. Members’ equity of the Company was $400,255,031 as of September 30, 2012 compared with $522,278,771 as of December 31, 2011.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

The following presents a summary of the operations for the three and nine months ended September 30, 2012 and September 30, 2011 and a general discussion of each material Investees’ performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their Limited Liability Company Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Nine Months Ended September 30, 2012

The Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2012 was $9,060,888 and $23,410,175, respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2011 of $(20,007,989) and $(18,758,273), respectively.

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

After a challenging second quarter, markets recovered notably over the summer months. Volatility declined across the majority of asset classes and most risk assets ended the quarter higher. Equities and other risk assets traded in a wide range in July but generally finished higher, with markets traveling a choppy path as downward pressure from persistent weakness in economic data was reversed on multiple occasions by encouraging rhetoric from policymakers. Policymakers on both sides of the Atlantic reiterated their willingness to act in response to weak data, as Federal Reserve Bank Chairman Ben Bernanke listed an array of easing options at his semiannual congressional testimony and ECB President Mario Draghi provided renewed support for risk assets with his comments that the ECB would do “whatever it takes” to save the euro. Risk assets continued to drift higher in August and continued supportive rhetoric from policymakers was accompanied by stronger economic data, most notably in the U.S. payrolls report, to support markets. Despite the rally, longer-term uncertainty persisted in August, with a series of data releases, ECB and FOMC meetings, and a German court decision regarding the constitutionality of the European Stability Mechanism (“ESM”) looming in the first half of September. However, the risk rally accelerated in the first half of September as anticipation of a more forceful policy response was confirmed by strong statements from the ECB and the Federal Reserve and the German constitutional court decision was in favor of the ESM. Risk assets failed to follow through on these moves in the second half of the month though as economic data releases became more mixed. Other lingering concerns also resurfaced with investors focusing on the Chinese slowdown, the U.S. fiscal cliff, and ongoing political hurdles in Europe as potential risks. Despite some moderation, most risk assets nevertheless finished September in positive territory.

Over the third quarter as a whole, global equity markets (proxied by the MSCI World Index) were up 6.7%, more than offsetting the losses from the second quarter. Performance was largely positive across regions and relatively similar in the United States, Europe and emerging markets. Two notable exceptions were Japan (proxied by the TOPIX Index in JPY) and China (proxied by the Shanghai SE Composite Index), which were down (4.2%) and (6.3%) over the quarter, respectively. Performance was also positive across commodities with the S&P GSCI Total Return Index gaining 11.5% over the quarter. Among the strongest commodities sectors were agriculturals and precious metals. In agriculturals, prices increased primarily due to an expected negative weather-related supply impact, for example reflected in the price of the front month futures contract for wheat increasing by more than 20%. Precious metals prices continued to trend higher as many large central banks continued their unorthodox monetary easing programs. The general positive sentiment for risk assets was also reflected in currency markets as the U.S. dollar sold off against the majority of developed and emerging markets, with the Brazilian real, Indian rupee and Chinese renminbi being notable exceptions. In fixed income, yields in major developed markets continued to decline and yield curves broadly steepened as long term rates declined less notably, or even increased. For example, 2 year yields in the Eurozone declined by 10 bps, whereas 30 year yields only fell by 7 bps. In the United, States, short term yields also declined whereas 30 year yields actually increased by 7 bps over the quarter. In addition, after fixed income rallied primarily in July and August, part of the decline in yields was reversed in September. Performance in credit was positive over the month as the asset class benefitted from both declining yields as well as tighter credit spreads. For example, the spread on the Credit Suisse High Yield Index compressed by 68 bps over the quarter, resulting in a positive total return of 4.3%.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of September 30, 2012, as well as each material Investee’s net return for the three and nine months ended September 30, 2012.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended September 30, 2012 Net Return(2)	Nine Months Ended September 30, 2012 Net Return(2)
GELS	43.50%	2.23%	6.67%
GFS	26.73%	1.97%	5.94%
GTT	34.06%	2.42%	3.23%

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

For the three and nine months ended September 30, 2012, the Company’s Class A Series 1 units returned 1.63% and 3.55%, respectively, net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and nine months ended September 30, 2012 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of September 30, 2012, GELS represented approximately 44% of the Company’s members’ equity. GELS returned 2.23% and 6.67%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

GELS Advisors generated positive performance in the third quarter as rising equity markets and improved investor sentiment provided a good environment for GELS Advisors to both benefit from positive market returns and generate excess returns from stock selection.

In July, GELS Advisors realized moderately positive performance with low dispersion. GELS Advisors with long net exposure in more defensive sectors such as telecom, consumer staples, and healthcare generally outperformed GELS Advisors with greater net exposure to cyclical sectors, including consumer discretionary, information technology, and materials. Stock selection also contributed to performance amid the dispersion resulting from the quarterly earnings season and GELS Advisors benefited from long positions focused in more stable companies with less economic sensitivity. GELS Advisors with greater exposure to small market capitalization companies tended to underperform given the pronounced difference between small cap and large cap stock performance during the month. In August, GELS Advisors generally generated positive performance although there was some dispersion of performance across the sector. Top performing GELS Advisors benefited from long exposure to cyclical sectors, including information technology, consumer discretionary, and financials, as well as from idiosyncratic stock gains. Underperforming GELS Advisors had greater exposure to more defensive sectors, including consumer staples and telecommunications, and realized losses from long exposure to the emerging markets and Asia. Short exposure broadly detracted across sectors given the positive market conditions. In September, GELS Advisors generally generated positive absolute performance, although there was some dispersion across the strategy. Net exposure rose from relatively low levels during August, translating to moderate upside capture in the early part of September. GELS Advisors only slightly increased risk throughout the month of September as they remained focused on company fundamentals rather than technical market factors. Top performing GELS Advisors benefited from idiosyncratic stock gains and long exposure to cyclical sectors which led the most recent leg of the rally, as well as healthcare and telecom. Underperforming GELS Advisors had greater exposure to more defensive sectors such as consumer staples and utilities. Short exposure broadly detracted from absolute performance across sectors given the positive market returns.

For the Nine Months Ended September 30, 2012

GELS Advisors finished the first nine months of 2012 with positive performance as gains generated during the first and third quarter were not fully offset by losses in the second quarter, particularly in May.

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

Performance turned negative over the second quarter, primarily driven by losses in May. In April, GELS Advisors generally realized flat performance. Generation of excess returns from stock selection during the month was strong in some cases with a number of GELS Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing GELS Advisors benefited from long exposure to consumer discretionary and consumer staples. Underperforming GELS Advisors realized losses from long exposure to financials, information technology, and, to a lesser extent, energy & materials. In May, GELS Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, GELS Advisors with higher net exposure struggled, while GELS Advisors with lower net exposure realized more modest losses and a small number of GELS Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most GELS Advisors entered the month of June with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, GELS Advisors with long positions focused in the financials and health care sectors generally outperformed, while GELS Advisors with exposure to the technology and consumer sectors generally lagged.

Positive performance resumed in the more benign market environment of the third quarter. In July, GELS Advisors realized moderately positive performance with low dispersion. Performance was generally stronger for GELS Advisors with long exposure in more defensive sectors. GELS Advisors were also able to generate positive performance from individual stock selection as the quarterly earnings season led to notable dispersion between individual stock performances. In August, GELS Advisors generally generated positive performance although there was some dispersion of performance across the sector. Top performing GELS Advisors benefited from long exposure to cyclical sectors, as well as from idiosyncratic stock gains. Underperforming GELS Advisors had greater exposure to more defensive sectors and realized losses from long exposure to the emerging markets and Asia. In September, GELS Advisors generally generated positive absolute performance. Net exposure rose from relatively low levels during August, translating to moderate upside capture in the early part of September. GELS Advisors only slightly increased risk throughout the month as they remained focused on company fundamentals rather than technical market factors. Top performing GELS Advisors benefited from idiosyncratic stock gains and long exposure to cyclical sectors as well as healthcare and telecom. Underperforming GELS Advisors had greater exposure to more defensive sectors.

Goldman Sachs Global Fundamental Strategies, LLC

As of September 30, 2012, GFS represented approximately 27% of the Company’s members’ equity. GFS returned 1.97% and 5.94%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

Following mixed performance in the second quarter, when market volatility rose sharply, price action across risk assets was generally positive throughout much of the third quarter, allowing GFS Advisors to generate broadly positive returns.

In July, long credit exposure was generally a contributor to performance for GFS Advisors, with a rally in rates, spread compression in corporate credit, idiosyncratic developments in certain liquidation investments and positive performance in structured credit. Equity special situations were generally a positive contributor to performance as well, and merger arbitrage exposure was generally a modest contributor to performance. Performance from hedges was mixed, with equity market hedges generally detracting but peripheral European sovereign hedges generally contributing positively, although partially reversing as markets rallied into month-end. Through August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted following two strong months of performance in June and July. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, with stimulative monetary responses propelling markets and limited near term catalysts that might cause a market sell-off, many GFS Advisors benefited from having been positioned for positive market performance with long credit and equity exposures. A few GFS Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

For the Nine Months Ended September 30, 2012

GFS Advisors generally produced positive returns during the first nine months of 2012, as positive performance over the first and third quarters outweighed slight negative performance in the second quarter.

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

Performance turned positive again over the third quarter of 2012. In July, both special situations equity and credit exposures contributed positively. The latter benefitted from spread compression in corporate credit as well as idiosyncratic developments in certain liquidation investments and positive performance in structured credit. In August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, many GFS Advisors benefited from having been positioned for positive market performance with long credit and equity exposures, benefitting from the market rally after stimluative policymaker action. A few GFS Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

Goldman Sachs Global Tactical Trading, LLC

As of September 30, 2012, GTT represented approximately 34% of the Company’s members’ equity. GTT returned 2.42% and 3.23%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

In aggregate, tactical trading strategies generated positive performance in the third quarter, driven by macro GTT Advisors, while managed futures GTT Advisors realized flat performance.

In July, managed futures GTT Advisors generated notable positive returns and macro GTT Advisors were also positive. Managed futures GTT Advisors benefitted from long positions in fixed income, most notably in European and U.S. fixed income instruments as yields decreased over the month. Macro GTT Advisors experienced mixed performance in fixed income trading as exposures varied, particularly at the back end of developed market yield curves. Trading in foreign exchange also contributed positively for both managed futures and macro GTT Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies, most notably against the euro, which sold off on the back of continued pessimistic sentiment towards Europe. Trading in commodities generated mixed performance. GTT Advisors with net long positioning in grains typically outperformed, driven by the heat wave in the U.S. Midwest, which led to a rally in grains prices, while short exposure to energy commodities detracted due to a strong rally across the sector. Global equities rallied in July, which led to mixed results for GTT Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTT Advisors but in aggregate they experienced losses, driven by managed futures GTT Advisors. Managed futures GTT Advisors suffered from their long fixed income positioning, most notably in both European and U.S. fixed income instruments as price action reversed. Trading in foreign exchange also detracted, as most GTT Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar as a result of the improved sentiment towards Europe. Trading in equities generated positive performance for most GTT Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across managers.

For the Nine Months Ended September 30, 2012

Tactical trading strategies generated positive performance in the first nine months of 2012 as both macro and managed futures GTT Advisors overall generated gains in the first and third quarter, offsetting negative performance in the second quarter.

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

In both April and May, managed futures GTT Advisors experienced strong gains while macro GTT Advisors experienced broadly flat performance. Managed futures GTT Advisors benefitted from long positions in fixed income but as fixed income positioning was more mixed for macro GTT Advisors, there was greater dispersion of returns for macro GTT Advisors. Performance was mixed in currency trading and both macro and managed futures GTT Advisors experienced losses in equity trading. Both macro and managed futures GTT Advisors had mixed positioning in commodities throughout the second quarter, which led to dispersed returns across the asset class. In June, GTT Advisors experienced losses across asset classes as many GTT Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTT Advisors were the primary driver of losses for the sector, while macro GTT Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month. Conversely some select macro GTT Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTT Advisors in June. Trading in currencies also detracted as GTT Advisors had uniform long positioning in the U.S. dollar which depreciated against most currencies in June. Some macro GTT Advisors partially offset these losses with long emerging market currency positions. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

In July, managed futures GTT Advisors generated notable positive returns and macro GTT Advisors were also positive. Managed futures GTT Advisors benefitted from long positions in fixed income as yields broadly decreased over the month. Macro GTT Advisors experienced mixed performance in fixed income trading as exposures varied. Trading in foreign exchange also contributed positively for both managed futures and macro GTT Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies. Trading in commodities generated mixed performance. Global equities rallied in July, which led to mixed results for GTT Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTT Advisors but in aggregate they experienced losses, driven by managed futures GTT Advisors. Managed futures GTT Advisors suffered from their long fixed income positioning as price action reversed. Trading in foreign exchange also detracted, as most GTT Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar. Trading in equities generated positive performance for most GTT Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across managers.

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

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended September 30, 2011 Net Return(2)	Nine Months Ended September 30, 2011 Net Return(2)
GELS	39.29%	(6.82)%	(6.81)%
GFS	25.25%	(4.51)%	(3.63)%
GTT	31.47%	1.55%	1.63%

(1)	Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”
(2)	These returns are based on the performance of Class C Series 1 units for GELS, GFS and GTT. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

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

Comparison of Selected Financial Information for the Three and Nine Months ended September 30, 2012 and September 30, 2011

Dividend Income

Dividend income for the three and nine months ended September 30, 2012 was $3,185 and $8,785, respectively, compared to dividend income for the three and nine months ended September 30, 2011 of $684 and $6,037, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and nine months ended September 30, 2012 was $1,407,032 and $4,719,687, respectively, compared to the management fee for the three and nine months ended September 30, 2011 of $1,808,099 and $5,709,730, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended September 30, 2012 compared to the same period in 2011.

Professional fees for the three and nine months ended September 30, 2012 were $343,803 and $982,650, respectively, compared to professional fees for the three and nine months ended September 30, 2011 of $366,246 and $631,271, respectively. The increase in professional fees for the period ended September 30, 2012 was primarily due to increased costs related to additional regulatory filing requirements for Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the three and nine months ended September 30, 2012, the Company incurred an administration fee of $29,388 and $96,142, respectively, compared to the administration fee for the three and nine months ended September 30, 2011 of $35,805 and $111,983, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three and nine months ended September 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $53,075 and $176,148, respectively, compared to the Company’s pro-rata indirect share of the administration fee charged at the Investee level for the three and nine months ended September 30, 2011 of $65,367 and $206,333, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three and nine months ended September 30, 2012 were $38,217 and $153,757, respectively, compared to miscellaneous expenses for the three and nine months ended September 30, 2011 of $45,773 and $139,281, respectively.

Incentive Allocation

The incentive allocation for the three and nine months ended September 30, 2012 was $9,089 and $16,208, respectively, compared to incentive allocation for the three and nine months ended September 30, 2011 of $0 and $5,323, respectively. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

Other than the management fee, professional fees, administration fees, miscellaneous expenses and incentive allocation, there are no other fees directly borne by the Company.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the limited liability company agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither the GFS Trust nor GRV provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the third quarter of 2012. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of September 30, 2012, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from the GFS Trust and GRV. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of September 30, 2012.

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

The Company received subscriptions from new and existing investors of $250,000 and $6,491,936, respectively, during the three and nine months ended September 30, 2012 and of $3,875,000 and $22,970,000, respectively, during the three and nine months ended September 30, 2011.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $72,647,186 and $119,547,247, respectively, during the three and nine months ended September 30, 2012 and $22,053,852 and $70,058,148, respectively, during the three and nine months ended September 30, 2011. The Company had redemptions payable in the amount of

$51,357,366 at September 30, 2012 and $24,922,213 at December 31, 2011. The Company funded the redemptions made in 2011 and in January, April, July and October 2012 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in October 2012 had a material adverse effect on the value of the units or the performance of the Company.

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

As of September 30, 2012, the Company had cash and cash equivalents on hand of $23,887,540. As of December 31, 2011, the Company had cash and cash equivalents on hand of $30,701,757.

Investments as of September 30, 2012 were $429,967,245 as compared to $518,292,552 as of December 31, 2011. The decrease was primarily due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the nine months ended September 30, 2012.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of September 30, 2012 was $1,407,032 as compared to $1,143,333 as of December 31, 2011. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

The Company uses NAV as its measure of fair value for investments in Investees. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. See Note 2 and 3 to the Company’s financial statements.

For the nine months ended September 30, 2012 and the fiscal year ended December 31, 2011, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominately from utilizing NAVs provided by external advisors. At September 30, 2012 and December 31, 2011, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of September 30, 2012 and as of December 31, 2011, as indicated by the Fair Value/Value at Risk column, and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2012 to September 30, 2012 and from January 1, 2011 to December 31, 2011. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	43.50%		$174,094,338	$12.6	(2)
GFS	26.73		106,979,719	6.9	(3)
GFS Trust	2.73		10,939,031	(0.4)	(4)
GRV	0.31		1,244,222	0.1	(5)
GTT	34.06		136,341,383	4.5	(6)
HFPO	0.09		368,552	(0.3)	(7)

Total	107.42	%(8)	$429,967,245	$23.4

	Year Ended December 31, 2011
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	40.30%		$210,487,878	$(8.6)	(2)
GFS	24.38		127,322,190	(5.2)	(3)
GFS Trust	2.65		13,856,921	(1.8)	(4)
GRV	0.22		1,125,167	(0.3)	(5)
GTT	31.56		164,808,737	1.1	(6)
HFPO	0.13		691,659	(0.0)	(7)

Total	99.24	%(9)	$518,292,552	$(14.8)

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
(4)

The GFS Trust does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for the GFS Trust, distributions will be made to holders of interests in the GFS Trust as the GFS Trust receives proceeds in respect of its Advisors. The estimated remaining holding periods of its remaining underlying investments range from one to five years.

(5)

GRV ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. GRV suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding periods of its remaining underlying investments range from one to five years.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk (“VaR”) and scenario analysis (stress testing). VaR is calculated for each Advisor using a Monte Carlo simulation with a one-year look back period. The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2012, the Managing Member had full position level transparency for approximately 69% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. To determine position level transparency, the Company uses a list containing all Advisors for whom the Company received position level details, whether or not the Advisors also provided pricing information for those positions. The Company believes that knowing its transparency on the position level details of its Advisors provides meaningful information about its underlying investments in its Advisors whether or not the Company also has transparency on the pricing information for these positions and therefore will continue to use such methodology for conveying information regarding the Company’s position level transparency in future quarters. The Managing Member believes that the VaR assumptions it utilizes are reasonable given that VaR is only one determinant in the Managing Member’s overall risk management. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 44% GELS, 27% GFS and 34% GTT as of September 30, 2012 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 24% GFS and 32% GTT as of December 31, 2011 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 to September 30, 2012, aggregate subscriptions totaled $6,491,936. Details of the sale of the series of units are as follows:

Date of Sale	Class and Series of Units	Number of Units Sold	Number of Investors	Total Subscription Amount
January 1, 2012	Class A Series 103	23,243.86	5	$2,324,386
February 1, 2012	Class A Series 104	12,500.00	3	1,250,000
March 1, 2012	Class A Series 105	7,675.50	3	767,550
April 1, 2012	Class A Series 106	4,500.00	2	450,000
May 1, 2012	Class A Series 107	9,000.00	2	900,000
June 1, 2012	Class A Series 108	5,500.00	2	550,000
July 1, 2012	Class A Series 109	2,500.00	1	250,000

Total		64,919.36	18	$6,491,936

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $72,647,186 during the three months ended September 30, 2012.

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

Date: November 13, 2012

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002