Form 10-K
period 2012-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS LLC
filed 2013-03-27
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2012 held by non-affiliates was $434,113,425. The Registrant had 2,933,865 Units of Limited Liability Company Interests outstanding as of March 27, 2013.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	BUSINESS

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Goldman Sachs Hedge Fund Partners, LLC (the “Company”) is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a Delaware limited liability company that is a wholly-owned subsidiary of The Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). As of December 31, 2012, the Company had net assets of $371,595,683.

From its inception, the Company has received subscriptions from new investors. During certain historic periods, the Company only took investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions during 2012. For the period from January 1, 2012 through December 31, 2012, the Company had 25 new investors and approximately $6.5 million of aggregate subscriptions from existing and new investors. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. From January 1, 2012 to December 31, 2012, aggregate redemptions totaled $179.7 million. In January and February 2013, the Company satisfied redemption requests in the amount of approximately $33.7 million.

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

The current Investment Funds are Goldman Sachs Global Tactical Trading, LLC (“GTT”), which primarily employs investment strategies in the tactical trading sector; Goldman Sachs Global Equity Long/Short, LLC (“GELS”), which primarily employs investment strategies within the equity long/short sector; and Goldman Sachs Global Fundamental Strategies, LLC (“GFS”), which primarily employs investment strategies within the event driven sector. The Company also holds a nominal investment in Goldman Sachs Global Fundamental Strategies Asset Trust (the “GFS Trust”), which is a trust containing certain interests in illiquid assets transferred by GFS and is in the process of liquidation; Goldman Sachs Global Relative Value, LLC (“GRV”) which is in the process of liquidation; and Goldman Sachs HFP Opportunistic Fund, LLC (“HFPO”) which is in the process of liquidation, and together with the GFS Trust, GRV and the Investment Funds, the “Investees”.

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

Allocation Among the Investment Sectors

The Managing Member establishes allocations among the Investment Sectors in a manner consistent with the Company’s investment objective. The Managing Member has no constraints on the percentage of the Company’s assets to be allocated, directly or indirectly, to any single Advisor, group of Advisors, Investment Fund, or Investment Sector, or the number of Investment Sectors, Investment Funds and Advisors allocated, directly or indirectly, assets of the Company at any time. The percentage of the Company’s assets allocated to any single Advisor, group of Advisors, Investment Fund or Investment Sector, and the number of Investment Sectors, Investment Funds and Advisors to which the Company allocates assets from time to time will be determined by the Managing Member, in its sole discretion, based on factors deemed relevant by the Managing Member, which may include the amount of the Company’s assets under management, constraints on the capital capacity of the Investment Funds and Advisors, the liquidity needs of the Company and the liquidity terms offered by the Investment Funds, the availability of attractive opportunities, and other portfolio construction considerations. The Managing Member expects to allocate the Company’s assets to approximately 80 Advisors, although the actual number of Advisors may vary and may change materially over time as determined by the Managing Member in its sole discretion. Greater concentration with any single Advisor, Investment Fund or Investment Sector may entail additional risks. For example, if an Investment Fund allocates a significant percentage of its assets to a single Advisor Fund, the Investment Fund and the Company could be materially adversely affected if such Advisor Fund suspends, postpones or otherwise limits redemptions or the determination or reporting of its net asset value (“NAV”). In addition, the Advisors’ investments may be concentrated, which could adversely affect the Company. See “Item 1A. RISK FACTORS—Special Risks of the Fund of Funds Structure—The Investment Funds’ and the Advisors’ Investments May not be Diversified and There Can be no Assurance That the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals.”

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

As of the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, the members’ equity of the Company was substantially allocated among the Investees approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures below represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investees. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2012, 2011, 2010, 2009 and 2008 also provide the approximate allocations among the Investees as a percentage of members’ equity. Members’ equity is reduced by member redemptions of $33,690,336 at December 31, 2012, $24,922,213 at December 31, 2011, $18,895,114 at December 31, 2010, $22,410,715 at December 31, 2009 and $28,982,893 at December 31, 2008, which is reflected in Redemptions payable on the Balance Sheet of the financial statements as a liability under U.S. GAAP. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing information supplied by each individual Investee net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See ITEM 1A. “RISK FACTORS” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2012

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$155,842,998	41.94%
GFS	$99,506,680	26.78%
GFS Trust	$10,169,426	2.74%
GRV	$479,148	0.13%
GTT	$121,112,624	32.59%
HFPO	$350,745	0.09%

Total	$387,461,621	104.27	%(2)

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

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that was greater than total liabilities.

December 31, 2010

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$248,593,542	39.98%
GFS	157,347,212	25.30
GFS Trust	23,188,415	3.73
GRV	1,649,094	0.27
GTT	181,173,125	29.14
HFPO	735,686	0.12

Total	$612,687,074	98.54	%(2)

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that was greater than total liabilities.

December 31, 2009

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$235,518,832	39.40%
GFS	132,477,127	22.17
GFS Trust	37,532,758	6.28
GRV	4,887,674	0.82
GTT	155,217,816	25.97
HFPO	20,801,289	3.48

Total	$586,435,496	98.12	%(2)

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that was greater than total liabilities.

December 31, 2008

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
GELS	$182,311,620	29.89%
GFS	212,189,214	34.79
GRV	59,060,101	9.68
GTT	119,121,670	19.53
HFPO	42,106,058	6.91

Total	$614,788,663	100.80	%(2)

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

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2012, 2011, 2010, 2009, and 2008, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES, EXPENSES AND ALLOCATIONS”.

January 1, 2012 — December 31, 2012

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	4.86%
Class A Series 45	January 2008	4.86%
Class A Series 46	February 2008	4.82%
Class A Series 47	March 2008	4.86%
Class A Series 49	May 2008	4.86%
Class A Series 50	June 2008	4.86%
Class A Series 51	July 2008	4.86%
Class A Series 52	August 2008	4.82%
Class A Series 66	September 2009	4.86%
Class A Series 68	September 2009	4.86%
Class A Series 69	September 2009	4.86%
Class A Series 70	September 2009	4.86%
Class A Series 72	September 2009	4.86%
Class A Series 73	September 2009	4.86%
Class A Series 82	April 2010	4.86%
Class A Series 83	April 2010	4.86%
Class A Series 91	January 2011	4.82%
Class A Series 92	February 2011	4.83%
Class A Series 93	March 2011	4.86%
Class A Series 94	April 2011	4.86%
Class A Series 95	May 2011	4.86%
Class A Series 96	June 2011	4.86%
Class A Series 97	July 2011	4.79%
Class A Series 98	August 2011	4.79%
Class A Series 99	September 2011	4.69%
Class A Series 100	October 2011	4.61%
Class A Series 101	November 2011	4.65%
Class A Series 102	December 2011	4.63%
Class A Series 103	January 2012	4.61%
Class A Series 104	February 2012	3.05%
Class A Series 105	March 2012	1.86%
Class A Series 106	April 2012	1.37%
Class A Series 107	May 2012	1.32%
Class A Series 108	June 2012	2.25%
Class A Series 109	July 2012	2.76%

(1)

As of December 31, 2012, the Company had 35 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units. Class A Series Units (other than Class A Series 1) issued in future periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the period during which the units were outstanding in 2012.

January 1, 2011 — December 31, 2011

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	(3.94)%
Class A Series 45	January 2008	(3.94)%
Class A Series 46	February 2008	(3.94)%
Class A Series 47	March 2008	(3.94)%
Class A Series 49	May 2008	(3.94)%
Class A Series 50	June 2008	(3.94)%
Class A Series 51	July 2008	(3.94)%
Class A Series 52	August 2008	(3.94)%
Class A Series 66	September 2009	(3.94)%
Class A Series 68	September 2009	(3.94)%
Class A Series 69	September 2009	(3.94)%
Class A Series 70	September 2009	(3.94)%
Class A Series 72	September 2009	(3.94)%
Class A Series 73	September 2009	(3.94)%
Class A Series 82	April 2010	(3.94)%
Class A Series 83	April 2010	(3.94)%
Class A Series 91	January 2011	(3.94)%
Class A Series 92	February 2011	(4.11)%
Class A Series 93	March 2011	(5.08)%
Class A Series 94	April 2011	(4.89)%
Class A Series 95	May 2011	(5.93)%
Class A Series 96	June 2011	(4.86)%
Class A Series 97	July 2011	(3.44)%
Class A Series 98	August 2011	(3.36)%
Class A Series 99	September 2011	(1.50)%
Class A Series 100	October 2011	0.33%
Class A Series 101	November 2011	(0.80)%
Class A Series 102	December 2011	(0.42)%

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

Investment Period	Company(1)	3 Month LIBOR	Barclays Aggregate Bond Index	MSCI World Index	S&P 500 Index
1/1/2012—12/31/2012	4.86%	0.47%	4.23%	15.83%	16.00%
1/1/2011—12/31/2011	(3.94)%	0.31%	7.86%	(5.54)%	2.11%
1/1/2010—12/31/2010	4.82%	0.34%	6.56%	11.76%	15.06%
1/1/2009—12/31/2009	9.07%	0.87%	5.93%	29.99%	26.46%
1/1/2008—12/31/2008	(13.71)%	3.56%	5.24%	(40.71)%	(37.00)%

(1)

Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45 through 47, 49 through 52, 66, 68 through 70, 72, 73, 82, 83, 91 through 109 for 2012; Class A Series 45 through 47, 49 through 52, 66, 68 through 73, 82, 83, 91 through 102 for 2011, Class A Series 45 through 54, 66 through 73, 77 through 90 for 2010, Class A Series 45 through 76 for 2009 and Class A Series 45 through 56 for 2008.

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

As of December 31, 2012, GELS’ managing member (currently, the Managing Member) had allocated GELS’ assets, directly or indirectly, to 27 Advisor Funds, although this number may change materially over time as determined by GELS’ managing member.

Individuals and entities affiliated with the GS Group (as defined below), including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 92% of GELS as of December 31, 2012.

For the past five years from January 1, 2008 to December 31, 2012, GELS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2012 — 12/31/2012	7.88%
1/1/2011 — 12/31/2011	(3.72)%
1/1/2010 — 12/31/2010	3.90%
1/1/2009 — 12/31/2009	13.37%
1/1/2008 — 12/31/2008	(16.75)%

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

As of December 31, 2012, GFS’s managing member (currently, the Managing Member) had allocated GFS’s assets, directly or indirectly, to 19 Advisor Funds, although this number may change materially over time as determined by GFS’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 86% of GFS as of December 31, 2012.

For the past five years from January 1, 2008 until December 31, 2012, GFS had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2012 — 12/31/2012	8.63%
1/1/2011 — 12/31/2011	(3.70)%
1/1/2010 — 12/31/2010	9.60%
1/1/2009 — 12/31/2009	19.10%
1/1/2008 — 12/31/2008	(19.18)%

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

As of December 31, 2012, GTT’s managing member (currently, the Managing Member) had allocated GTT’s assets, directly or indirectly, to 27 Advisor Funds, although this number may change materially over time as determined by GTT’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 40% of GTT as of December 31, 2012.

For the past five years from January 1, 2008 to December 31, 2012, GTT had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2012 — 12/31/2012	5.64%
1/1/2011 — 12/31/2011	0.63%
1/1/2010 — 12/31/2010	9.65%
1/1/2009 — 12/31/2009	6.35%
1/1/2008 — 12/31/2008	3.27%

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

In addition, FINRA Rule 5131 (“FINRA Rule 5131”) prohibits FINRA members from allocating a “new issue” to an account in which executive officers and directors (or persons materially supported by executive officers or directors) (“Company Insiders”) of any public company or “covered non-public company” (as defined by FINRA Rule 5131) that is a current, former or prospective investment banking client of an underwriter of such “new issue” have an interest. If the Managing Member or the managing member of the Investment Funds determines to notify Advisors that the Company or the Investment Funds are not “restricted persons” under FINRA Rule 5130, Members that are Company Insiders under FINRA Rule 5131 may also be restricted from receiving allocations of certain new issues gains or losses. The Company may, in its sole discretion and without prior notice to or consent from a Member, exchange (by way of redemption and issuance or otherwise) or otherwise convert units of any class (or sub-class) held by a Member for units of another class (or sub-class) in order to ensure that the Company complies with FINRA Rule 5130 and FINRA Rule 5131.

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

For purposes of determining the Management Fee, the NAV of each series of Class A Units will not be reduced to reflect any accrued Incentive Allocation (as defined below), including any Incentive Allocation that is allocated to the Managing Member as of such date. The Management Fee payable with respect to any other class of units may be different from the Management Fee payable with respect to the Class A Units. The Management Fee with respect to each series of units will reduce the capital accounts of the series of units to which it relates, as described under “—Capital Accounts”. The Company is issued units of a class of membership interests of each Investment Fund that is not subject to any management fees.

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

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2012 are as follows:

Class A Series 1
Ratios to average net assets (annualized):
Expenses	1.60%
Incentive allocation	0.00%
Total expenses and incentive allocation	1.60%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2012 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2012.

Fees and Expenses	Percentage Amount		Dollar Amount
Management Fee	1.25	%(1)	$12,859
Incentive Allocation	5	%(2)	$2,406
Administration Fee	0.02	%(3)	$206
Placement Fee	None		None
Entry Fee	None		None
Exit Fee	None		None
Minimum Subscription Amount	N/A		$1,000,000	(4)

(1)

The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company, determined as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See “—Capital Accounts”.

(2)

At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV of each series of units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of units, and the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of units if the NAV of such series is above a Prior High NAV (as defined above). See “—Capital Accounts”.

(3)

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The Company also continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and this administration fee ranged from 0.02% to 0.05% for the year ended December 31, 2012. SEI is the administrator of each Investment Fund.

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

Goldman Sachs, the Company, and the Investment Funds may make payments to financial intermediaries (“Intermediaries”) from time to time to promote the Company and the Investment Funds. These payments may be made out of Goldman Sachs’ assets, or amounts payable to Goldman Sachs. These payments may create an incentive for a particular Intermediary to highlight, feature or recommend the Company.

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

The Managing Member’s policies do not require perfect implementation of investment management decisions, processing or other functions performed by the Managing Member or its affiliates. Therefore, not all mistakes will be considered compensable errors. Imperfections, including without limitation, imperfection in the implementation of investments, execution, cash flow, rebalancing or processing instructions; imperfection in processing corporate actions; or imperfection in the generation of cash or holdings reports resulting in trade decisions, are generally not considered by the Managing Member to be violations of standards of care regardless of whether implemented through programs, models, tools or otherwise. As a result, such imperfections, including, without limitation, mistakes in amount or timing of an investment, are generally not compensable errors.

For example, the Managing Member’s portfolio managers are typically expected to exercise discretion when entering into transactions to generally effect the portfolio management team’s investment intent in the best interests of the Company. The portfolio management team may not specify a deadline by which a transaction must be completed, or provide a specific size of the transaction that is intended as a quantity certain. As a result, issues related to the amount or timing of a transaction generally would not be considered compensable errors unless the transaction results in a portfolio position that violates any investment guidelines of the Company or is substantially inconsistent with the portfolio management team’s investment intent. In addition, imperfections that do not result in material departures from the intent of the portfolio management team will generally not be considered compensable errors. Mistakes may also occur in connection with other activities that may be undertaken by the Managing Member and its affiliates, such as NAV calculation, transfer agent activities (i.e., processing subscriptions and redemptions), fund accounting, trade recording and settlement and other matters that are non-advisory in nature and may not be compensable unless they deviate from the applicable standards. Incidents resulting from the mistakes of third parties are generally not compensable from the Managing Member to the Company. Members will generally not be notified of the occurrence of an error, whether or not such error is determined to be compensable, or the resolution thereof.

Mistakes may result in gains as well as losses. In applying its error and error correction policies, the Managing Member may determine that it is appropriate to reallocate or remove gains from the Company’s account that are the result of a mistake.

The Managing Member makes its determinations pursuant to its error policies on a case-by-case basis, in its discretion, based on factors it considers reasonable, which may include, among others, the materiality of the resulting losses. For example, mistakes that result in losses below a threshold will not be compensable. The determination by the Managing Member to treat (or not to treat) a mistake as a compensable error, and any calculation of compensation in respect thereof, may differ from the determination and calculation made by Goldman Sachs in respect of one or more other funds or accounts sponsored, managed or advised by Goldman Sachs in respect of which the same or a similar mistake occurred.

When the Managing Member determines that reimbursement by the Managing Member is appropriate, compensation received by the Company is generally expected to be limited to direct and actual losses, which may be calculated based on factors the Managing Member considers relevant. Compensation generally will not include any amounts or measures that the Managing Member determines are speculative or uncertain, including potential opportunity losses or other forms of consequential or indirect losses, and when calculating compensation, the Managing Member generally will not consider tax implications for, or the tax status of, the Company. The Managing Member expects that, subject to its sole discretion, losses will be netted with the Company’s gains arising from errors.

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

No compensable errors have been identified for the years ended December 31, 2012, 2011 and 2010.

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

EMPLOYEES

As of December 31, 2012, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2012, was supported by approximately 139 employees of the

GS Group worldwide, of which approximately 54 allocated at least a portion of their time to the management of the Company and the Investees.

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

The Company funded the redemptions made in 2010, 2011, 2012 and January 2013 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of un-invested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner. The Company also used a credit facility to fund select past redemptions. The Company currently is not a party to a credit facility. The redemptions made from the Investment Funds during 2012 to fund the redemptions made in the Company during 2012 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions payable in January 2013 had a material adverse effect on the value of the units or the performance of the Company.

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

Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members

Legal, tax and regulatory changes are expected to occur during the term of the Company that may materially adversely affect the Company and the Investment Funds (including changes under the Exchange Act) and the ability of the Company to achieve its investment objective and pursue its investment strategies). Recent legislation, including the enactment of the Dodd-Frank Act and the European Parliament’s adoption of the AIFM

Directive (as defined below), and certain proposed rules and regulations may require material changes to the business and operations of, or have other adverse effects on, the Company, the Investment Funds and the Advisors. For example, many Advisors that were not previously required to register as investment advisers under the Advisers Act will now be required to register. Such requirement may increase the operating expenses of the Advisor Funds and the Advisors, as well as the administrative burden of managing Advisor Funds, which could have a material adverse effect on the Advisor Funds. In addition, No-Action Relief (as defined below) granted by the CFTC Staff is available to eligible fund of fund operators until at least six months after the issuance of revised CFTC guidance for CPOs with respect to the application of certain exemptions that may apply to funds of funds (or potentially later). When the No-Action Relief is no longer available, the Managing Member may be required to operate the Company as a CPO, which could subject the Company to certain additional costs, expenses and administrative burdens. Furthermore, as a result of the Dodd-Frank Act and related CFTC and SEC rules (not all of which have been finalized), the swaps markets will be subject to significant regulation, including, without limitation, increased margin requirements and mandatory centralized clearing and execution of swap transactions. The swaps markets regulated by the Dodd-Frank Act generally include all of what has historically been known as the over the counter derivatives market. These new regulations may result in increased costs, reduced profit margins and reduced investment opportunities, all of which may negatively impact the performance of the Advisors, the Investment Funds and the Company.

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

The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds

In July 2010, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (as it may be amended, and together with the regulations to be promulgated thereunder, the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act includes the so-called “Volcker Rule.” U.S. financial regulators issued proposed rules to implement the statutory mandate of the Volcker Rule in November 2011, and are expected to issue final rules at a future date. Pursuant to the Dodd-Frank Act, the Volcker Rule was effective July 21, 2012; however, the Federal Reserve issued a policy statement that provided that banking entities are not required to be in compliance with the Volcker Rule and its final rules until July 21, 2014. Under the Volcker Rule, Goldman Sachs can “sponsor” or manage hedge funds and private equity funds only if certain conditions are satisfied. Among other things, these Volcker Rule conditions generally prohibit banking entities (including Goldman Sachs and its affiliates) from engaging in “covered transactions” and certain other transactions with hedge funds or with investment vehicles or funds controlled by such hedge funds.

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

AIFM Directive

In 2010, The European Parliament adopted the European Union (“EU”) Directive on Alternative Investment Fund Managers (the “AIFM Directive”), which will regulate Advisors domiciled in the EU and Advisors that manage Advisor Funds domiciled or marketed in the EU. The AIFM Directive imposes certain requirements and restrictions on such Advisors, which differ based on the domicile of the applicable Advisor and Advisor Fund and the circumstances under which an Advisor Fund is marketed in the EU. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. It is anticipated that applicable Advisors will become subject to regulation under the AIFM Directive beginning July 22, 2013. However, the legislative process of enacting and implementing the AIFM Directive is ongoing and significant tasks relating to interpretation, the provision of guidance and rulemaking by certain agencies under the AIFM Directive remain outstanding. Consequently, the ultimate impact that the AIFM Directive will have on applicable Advisors and Advisor Funds remains uncertain. As a result of the AIFM Directive, an Advisor may be restricted from marketing Advisor Funds in the EU, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the applicable Advisor, Advisor Funds and any associated fees and income charged by such Advisor (e.g., Advisors’ management and/or performance fees).

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

Special Considerations Applicable to the Continuous Offering of Units

The Company may accept additional subscriptions for units, from time to time, as determined by the Managing Member, in its sole discretion, and in accordance with the Company’s LLC Agreement. During certain historic periods, the Company only took investments from existing Members and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions during 2012. Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to such subscriptions, which could have an adverse impact on the existing Members’ interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the interests of the Investment Fund’s existing members (including the Company) in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments underperform its prior investments. Each Advisor Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Advisor Fund’s governing documents), which will further dilute the indirect interests of the Investment Fund’s existing members (including the Company). In addition, it is expected that certain Advisors will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a “high-water mark” attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. Any value attributable to the fact that no performance-based compensation will be paid to an Investment Fund’s Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) will not be taken into account in determining the NAV of the Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for such Investment Fund’s membership units, because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

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

Furthermore, although the Managing Member is registered with the CFTC under the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”), as a commodity pool operator (a “CPO”) with respect to other pools that it operates, the Managing Member currently operates the Company as if it were exempt from registration as a CPO on the basis of recent no-action relief provided by the CFTC Staff to fund of funds operators that meet certain conditions (the “No-Action Relief”). Therefore, the Managing Member is not currently required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company. The No-Action Relief is available to eligible fund of funds operators until at least six months after the issuance of revised CFTC guidance for CPOs with respect to the application of certain exemptions that may apply to funds of funds (or potentially later). When the No-Action Relief is no longer available, the Managing Member may be required to operate the Company as a registered CPO unless similar relief or another exemption from registration as a CPO is available.

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

The Company does not own or lease any physical properties. The Company is operating at the Managing Member’s facility, which is located at 200 West St., New York, New York 10282, and is not being charged rent except indirectly through the monthly Management Fee.

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

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2011 through December 31, 2012 are as follows:

Quarter Ended	High	Low
3/31/11	$152.62	$151.09
6/30/11	$153.94	$150.03
9/30/11	$149.91	$144.37
12/31/11	$146.04	$144.87
3/31/12	$149.75	$147.18
6/30/12	$149.82	$147.62
9/30/12	$150.02	$148.65
12/31/12	$151.91	$149.64

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

Record Holders of Units of the Company

As of December 31, 2012, 2,930,982.83 units were held by 371 Members.

Distributions

The Company has not made distributions from January 1, 2012 to December 31, 2012 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2012 to December 31, 2012, aggregate subscriptions totaled $6,491,936. The Company previously reported sales of unregistered units during the 2012 fiscal year in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In connection with each funding, the units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used substantially all the proceeds to make investments in the Investment Funds.

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

The Company previously reported redemptions of units during 2012 in the Company’s Quarterly Reports on Form 10-Q. The Company redeemed 274,921.37 units during the fourth quarter ended December 31, 2012. From January 1, 2012 to December 31, 2012, aggregate redemptions totaled $179,672,736. Redemptions of $33,690,336 will be effective on January 1, 2013 and are reflected in redemptions payable in the December 31, 2012 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2008 through December 31, 2012, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

Cumulative Performance (January 2008—December 2012)

(CUMULATIVE PERFORMANCE GRAPH)

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

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected historical financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“E&Y”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2012		2011	2010		2009		2008
Net realized and unrealized gain/(loss)	$30,112,736		$(14,836,466)	$37,931,357		$60,555,634		$(91,647,625)
Total expenses	$7,627,047		$8,635,286	$8,867,518		$8,871,658		$9,978,508
Net income/(loss)	$22,497,712		$(23,465,084)	$29,085,355		$51,843,963		$(101,224,791)
Less: Incentive allocation to the managing member	$60,416		$6,026	$283,319		$137,681		$14,474
Net income/(loss) available for pro-rata allocation to members	$22,437,296		$(23,471,110)	$28,802,036		$51,706,282		$(101,239,265)

Financial Condition Data	Year Ended as of December 31,
	2012		2011	2010		2009		2008
Investments	$387,461,621		$518,292,552	$612,687,074		$586,435,496		$614,788,663
Total assets	$407,674,216		$548,994,309	$642,636,484		$621,906,334		$641,732,463
Total liabilities	$36,078,533		$26,715,538	$20,842,491		$24,208,299		$31,796,392
Members’ equity	$371,595,683	(1)	$522,278,771 (2)	$621,793,993	(3)	$597,698,035	(4)	$609,936,071 (5)
Ending NAV/Unit:
Class A Series 1	$151.91		$144.87	$150.82		$143.89		$131.92

(1)	Members’ equity as of December 31, 2012 reflects redemptions payable in the amount of $33,690,336 at December 31, 2012.

(2)	Members’ equity as of December 31, 2011 reflects redemptions payable in the amount of $24,922,213 at December 31, 2011.

(3)	Members’ equity as of December 31, 2010 reflects redemptions payable in the amount of $18,895,114 at December 31, 2010.

(4)	Members’ equity as of December 31, 2009 reflects redemptions payable in the amount of $22,410,715 at December 31, 2009.

(5)	Members’ equity as of December 31, 2008 reflects redemptions payable in the amount of $28,982,893 at December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2012, the Company had total assets of $407,674,216 compared with total assets of $548,994,309 as of December 31, 2011. Total liabilities of the Company were $36,078,533 as of December 31, 2012 compared with $26,715,538 as of December 31, 2011. Members’ equity of the Company was $371,595,683 as of December 31, 2012 compared with $522,278,771 as of December 31, 2011.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member, each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, the Advisors, that employ a broad range of investment strategies primarily within one or more of the following Investment Sectors: the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are GTT, which employs investment strategies in the tactical trading sector; GELS, which employs investment strategies within the equity long/short sector; and GFS, which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in the GFS Trust, which is a trust containing certain interests in illiquid assets transferred by GFS, GRV and HFPO, which, along with the GFS Trust, are in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

Certain of the Company’s Investees may have liquidity exposure related to the recovery value of claims against Lehman Brothers Holdings, Inc. and certain of its subsidiaries and affiliates (“Lehman”). At the time of the Lehman insolvency, estimates of the recovery value of the Lehman assets were received from the majority, but not all, of the Advisor Funds, and the Company had no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates were accurate. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets at that time. There still remains significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could differ from such estimates, and such differences could be material at the Advisor Fund level. The Company does not anticipate that the outcome of the Lehman insolvency proceedings will have a material impact on the results of its operations.

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

HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. See “—Liquidity and Capital Resources.”

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

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2012, 2011, and 2010, and a general discussion of each material Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

2012 Performance

The Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2012 was $30,112,736 compared to the Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2011 of $(14,836,466).

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

Headline performance numbers for equity and credit markets in 2012 suggest a benign year with equity and credit markets almost uniformly stronger, after the more challenging performance in 2011. However, many of the key risks that had moved markets in 2011 remained in play in 2012. Markets were generally off to an impressive start to the year on the back of steadily improving news out of the U.S. and well-received policy-making out of the EU, but risk assets started to lose momentum in March given concerns over more mixed data and investor fatigue. The second quarter proved more challenging for markets as volatility increased and most risk assets suffered. While a weaker U.S. payrolls report led to weakness in early April, markets subsequently largely recovered. However, May brought a notable turn to more bearish market sentiment as investors were confronted with a steady stream of negative data points and headlines, including increasing European sovereign concerns and disappointing economic data releases in the U.S. and China. June marked a turning point for the year; while markets remained volatile and choppy, policy makers started to become more proactive. An easing of near-term concerns in Europe spurred a rally into month-end as the outcome of the widely anticipated Greek elections was more benign than some had feared and a new agreement on European bank recapitalizations suggested the potential for eliminating the circular funding link between financials and sovereigns. Volatility continued in July as downward pressure from persistent weak economic data was reversed on multiple occasions by encouraging rhetoric from policy makers. On both sides of the Atlantic policy makers reiterated their willingness to act in response to weak data, as Federal Reserve Bank Chairman Ben Bernanke listed an array of easing options at his semiannual congressional testimony and ECB President Mario Draghi provided renewed support for risk assets with his comments that the ECB would do “whatever it takes” to save the euro. Risk assets reached new highs in September as the anticipation of a more forceful policy response was confirmed by strong statements from the ECB and the Federal Reserve and a critical German constitutional court decision was in favor of the European Stability Mechanism. Markets were little changed over the fourth quarter as a whole but experienced considerable volatility as political risks moved into the spotlight. While positive macroeconomic data continued into October, the mixed quarterly earnings announcement and increasing concerns around the U.S. fiscal cliff held markets in check. With the U.S. elections, the leadership transition in China and the announcement of new elections in Japan, political events in the three largest economies as well as continued discussions around the Greek debt negotiations provided a headwind to markets against continuing data improvements. Markets generally remained hesitant in December as macro data releases were generally slightly better than expectations, but the ongoing uncertainty around the fiscal cliff weighed on markets until the month-end rally when politicians neared agreement on a partial deal to address changes in tax policy.

Equity markets globally generated almost exclusively positive returns in 2012, aided significantly by continued support from policy makers around the globe. The MSCI World ended the year up 15.8%, but some regions experienced even stronger performance like the DAX in Germany (+29.1%) or the Hang Seng Index in Hong Kong (+27.5%). Emerging markets overall were slightly stronger than developed markets with the MSCI

EM up 18.6%. However, there was notable dispersion within emerging markets, with, for example, the BSE Sensex in India up 28.0% but the Shanghai SE Composite Index in China only up 3.2%. While Spain was the only major market with negative performance in 2012 (-4.7%), the events discussed above led to significant intra-year moves. For example, the MSCI World was up 11.6% after the first quarter alone, before falling back to almost flat for the year by the end of May. While macroeconomic uncertainty continued, market implied volatilities in equities, as proxied by the VIX Index, broadly declined over the year as continued monetary easing and other policy maker support calmed markets. Outside of a spike around the end of May, driven by increased uncertainty around Europe, and the end of the year, driven by worries around the U.S. fiscal cliff, the VIX generally remained below 20, averaging its lowest level since 2007.

Credit markets had a particularly strong year in 2012. The expectation of strong policy maker support against underlying fundamental weakness leading to a prolonged period of low, but positive growth, which would keep default rates low, combined with investors’ search for yield in an environment of very low interest rates led to significant inflows in the high yield bond market. This drove prices up and, using the Credit Suisse High Yield Index as a benchmark, high yield bonds returned 14.7% in 2012. Mortgage credit also had a strong year in 2012, especially during the second half, when signs of improvement in the U.S. housing markets increased noticeably.

In interest rate markets, 2012 brought increased differentiation between the U.S. and Europe. In the U.S., yields on both longer-term and shorter-term bonds remained relatively unchanged year over year. Yields generally increased over the first quarter as increased optimism and improved economic data led markets to price a higher probability of an earlier end to the Fed’s zero interest rate policy than previously anticipated. However, after economic data deteriorated throughout May, yields reverted close to their original levels and traded within a relatively narrow band for the remainder of the year. In the Eurozone on the other hand, the decline in yields over the past years continued in 2012 as both short-term and longer-term yields declined. German 2-year yields declined by around 16bps, aided by the ECB’s decision to reduce their main refinancing rate by 25bps in July. German 10-year yields declined more notably by 51bps, especially from March through June as the renewed flaring up of the sovereign debt crisis led to safe haven buying of core Eurozone government debt.

Currency markets were largely range bound in 2012 and currency volatilities broadly declined. Overall, the U.S. dollar finished the year slightly weaker as both the euro and the British pound, despite the ongoing sovereign debt problems in the Eurozone and the weak economy in Great Britain, appreciated. The most notable move in currency markets occurred during the fourth quarter of the year when the Japanese yen depreciated significantly against the U.S. dollar. Market expectations of a more dovish head of the central bank being installed in April 2013 and a new government that is more focused on fighting Japan’s deflation led to a significant market move that pushed the yen 11.3% weaker relative to the U.S. dollar over the year. Within emerging markets, currencies largely appreciated against the U.S. dollar as markets were calmed by supportive policies and the emerging markets’ stronger economic fundamentals were more reflected in the FX rate. However, there were notable exceptions like the Brazilian Real or the Indonesian Rupiah, which declined by 9.1% and 5.5% relative to the U.S. dollar, respectively.

The commodity sector overall was largely flat throughout 2012; the S&P GSCI Total Return index was up 0.1% over the year. However, there was some notable dispersion across commodity sectors. WTI crude oil (as measured by the front month futures contract) declined by 7.1%, but as Brent oil appreciated by 3.5%, the spread between the two, already at wide levels relative to history, increased further. Gold continued to appreciate, rallying especially in months of significant quantitative easing in the first and third quarter. The agricultural sector was the most positive commodities sector in 2012, driven by a negative supply shock in the U.S., given the summer drought. Wheat was one of the strongest commodities in 2012, appreciating by 19.2% but also soybeans and corn were up significantly (all measured by the front futures contract).

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of December 31, 2012, as well as each material Investee’s net return for the year ended December 31, 2012.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2012 Net Return (2)
GELS	41.94%	7.88%
GFS	26.78%	8.63%
GTT	32.59%	5.64%

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

For the year ended December 31, 2012, the Company’s Class A Series 1 units returned 4.86% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the year ended December 31, 2012 is described in the following.

Goldman Sachs Global Equity Long/Short, LLC

As of December 31, 2012, GELS represented approximately 42% of the Company’s members’ equity. GELS returned 7.88% for Class C Series 1 units for the year ended December 31, 2012.

GELS Advisors generated positive performance in the twelve months ended December 31, 2012.

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

Performance turned negative over the second quarter, primarily driven by losses in May. In April, GELS Advisors generally realized flat performance. Alpha generation during the month was strong in some cases with a number of GELS Advisors generating flat to positive performance despite losses across most developed equity markets. In May, GELS Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, GELS Advisors with higher net exposure struggled, while GELS Advisors with lower net exposure realized more modest losses and a small number of GELS Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most GELS Advisors entered the month with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, GELS Advisors with long positions focused on the financials and health care sectors generally outperformed, while GELS Advisors with exposure to the technology and consumer sectors generally lagged.

Positive performance resumed in the more favorable market environment of the third quarter. In July, GELS Advisors realized moderately positive performance with low dispersion. Performance was generally stronger for GELS Advisors with long exposure in more defensive sectors. GELS Advisors were also able to generate positive performance from individual stock selection as the quarterly earnings season led to notable dispersion between individual stock performances. In August, GELS Advisors generally generated positive performance although there was some dispersion of performance across the sector. Top performing GELS Advisors benefited from long exposure to cyclical sectors, as well as from idiosyncratic stock gains. Underperforming GELS Advisors had greater exposure to more defensive sectors and realized losses from long exposure to the emerging markets and Asia. In September, GELS Advisors generally generated positive absolute performance. Net exposure rose from relatively low levels during August, translating to moderate upside capture in the early part of September. GELS Advisors only slightly increased risk throughout the month as they remained focused on company fundamentals rather than technical market factors. Top performing GELS Advisors benefited from idiosyncratic stock gains and long exposure to cyclical sectors as well as healthcare and telecom. Underperforming GELS Advisors had greater exposure to more defensive sectors.

GELS Advisors generated positive performance in the fourth quarter. In October, GELS Advisors overall generated flat to modestly negative returns. Equity markets waivered between concern over the health of the global economy and hope that additional accommodative liquidity policies from central banks would provide support. GELS Advisors benefited initially as risk assets rallied during the first week of October, but subsequently gave back these gains as markets retraced later in the month. In November, GELS Advisors generally generated positive performance although there was some dispersion of performance. Equity markets sold off in early November following the U.S. election, though rallied back towards the end of the month as risk sentiment improved. Top performing strategies tended to maintain their net exposure positioning through intra-month volatility and benefited from idiosyncratic stock gains and long exposure to the consumer-related, industrials, and technology sectors. In December, GELS Advisors generated moderately positive performance, though generally underperformed relative to global equity markets. Top performing GELS Advisors had greater net long exposure, particularly to Asian and emerging market stocks, and benefited from idiosyncratic stock gains and long exposure to the financials and industrials sectors. Underperforming GELS Advisors were generally more defensively positioned with lower overall net exposure, while short exposure broadly detracted across sectors.

Goldman Sachs Global Fundamental Strategies, LLC

As of December 31, 2012, GFS represented approximately 27% of the Company’s members’ equity. GFS returned 8.63% for Class C Series 1 units for the year ended December 31, 2012.

GFS Advisors generated positive performance in the twelve months ended December 31, 2012.

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

Performance turned positive again over the third quarter of 2012. In July, both special situations equity and credit exposures contributed positively. The latter benefitted from spread compression in corporate credit as well as idiosyncratic developments in certain liquidation investments and positive performance in structured credit. In August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, many GFS Advisors benefited from having been positioned for positive market performance with long credit and equity exposures, benefitting from the market rally after stimluative policy maker action. A few GFS Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

Positive performance continued in the fourth quarter. During October special situation equity positions contributed mixed performance and merger arbitrage exposure generally detracted from performance as negative announcements around certain deals led to relatively broad spread widening. Corporate credit markets continued to grind tighter, but with market participants refocusing their attention on higher quality credits, price action in stressed and distressed positions was relatively muted. In structured credit, both structured mortgages and structured corporate credit generally contributed to performance. In November, a number of the special situation equity positions outperformed markets based on idiosyncratic events. While corporate credit markets ended the month higher and generally contributed positive performance, there was performance dispersion in underlying positions with some notable losses. Merger arbitrage and structured credit exposure both generally produced muted returns. In December, most strategies generated positive performance, partially offset by losses from hedges and short exposures. Event driven equities generally performed well and merger arbitrage performance in December was also positive. Within corporate credit, GFS Advisors benefited from both a strong overall rally in credit markets into year end and a number of idiosyncratic contributors. Structured credit markets also finished 2012 with strong positive returns in December.

Goldman Sachs Global Tactical Trading, LLC

As of December 31, 2012, GTT represented approximately 33% of the Company’s members’ equity. GTT returned 5.64% for Class C Series 1 units for the year ended December 31, 2012.

Tactical trading strategies generated positive performance in the twelve months ended December 31, 2012.

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

In July, managed futures GTT Advisors generated notable positive returns and macro GTT Advisors were also positive. Managed futures GTT Advisors benefitted from long positions in fixed income as yields broadly decreased over the month. Macro GTT Advisors experienced mixed performance in fixed income trading as exposures varied. Trading in foreign exchange also contributed positively for both managed futures and macro GTT Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies. Trading in commodities generated mixed performance. Global equities rallied in July, which led to mixed results for GTT Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTT Advisors but in aggregate they experienced losses, driven by managed futures GTT Advisors. Managed futures GTT Advisors suffered from their long fixed income positioning as price action reversed. Trading in foreign exchange also detracted, as most GTT Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar. Trading in equities generated positive performance for most GTT Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across GTT Advisors.

In aggregate, GTT Advisors generated positive performance in the fourth quarter, driven by macro GTT Advisors, while managed futures GTT Advisors realized negative performance. October was the only negative month for GTT Advisors during the quarter. Most managed futures GTT Advisors had particularly challenging performance as there were relatively limited strong trends to capture and meaningful reversals throughout the period. Managed futures GTT Advisors generated negative performance across most asset classes, with fixed income and commodities being the largest detractors. Macro GTT Advisors realized more mixed results in fixed income as positioning was less uniformly long than for managed futures GTT Advisors; however, macro GTT Advisors’ long exposure in commodities also led to losses. In foreign exchange trading, managed futures GTT advisors primarily lost from short positions in the euro, whereas performance for macro GTT Advisors was more mixed as euro positioning varied. Regional performance dispersion in equity markets led to mixed results for both macro and managed futures GTT Advisors in October. Following challenging performance in October, both macro and managed futures GTT Advisors generated positive performance in November and December. Trading in foreign exchange and equities were top positive contributors for both macro and managed futures GTT Advisors over this period, as short Japanese yen and long global equity positions drove positive performance. The contribution from fixed income positions was more mixed over the period due to the continued long bias in positioning; GTT Advisors experienced gains in November as interest rates broadly decreased but generated losses in December as yields increased. Trading in commodities generated fairly consistent losses for both macro and managed futures GTT Advisors over the period due in large part to long positioning. By quarter end, macro GTT Advisors were able to more than offset October’s losses, while managed futures GTT Advisors had only partially offset more meaningful losses from the beginning of the quarter.

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

Comparison of Selected Financial Information for the years ended December 31, 2012, 2011 and 2010

Dividend Income

Dividend income for the years ended December 31, 2012, 2011 and 2010 was $12,023, $6,668 and $21,516, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the year ended December 31, 2012 was $5,978,107, compared to the year ended December 31, 2011 of $7,426,998 and the year ended December 31, 2010 of $7,787,932. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2012 compared to the year ended December 31, 2011 and the year ended December 31, 2011 compared to the year ended December 31, 2010.

Effective November 1, 2010, the Company’s credit facility matured and was not renewed. The Company had no interest expense for the years ended December 31, 2012 and December 31, 2011.

Professional fees for the year ended December 31, 2012 were $1,334,738, compared to the year ended December 31, 2011 of $842,471 and the year ended December 31, 2010 of $665,360. The increase in professional fees for the year ended December 31, 2012 compared to the year ended December 31, 2011, and for the year ended December 31, 2011 compared to the year ended December 31, 2010, was primarily due to increased costs related to additional regulatory filing requirements for Extensible Business Reporting Language (“XBRL”).

Effective August 1, 2010, the Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the year ended December 31, 2012, the Company incurred an administration fee of $123,152, compared to the year ended December 31, 2011 of $146,335 and the year ended December 31, 2010 of $66,145. Through its investments in the Investment Funds, the Company continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the years ended December 31, 2012, 2011 and 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $227,503, $270,250 and $324,908, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the year ended December 31, 2012 were $191,050, compared to the year ended December 31, 2011 of $219,482 and the year ended December 31, 2010 of $165,021.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2012 was $60,416, compared to the year ended December 31, 2011 of $6,026 and the year ended December 31, 2010 of $283,319. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither the GFS Trust, GRV, nor HFPO provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions during 2012. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2012, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees including the lack of a voluntary redemption right from the GFS Trust, GRV, and HFPO. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of December 31, 2012.

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

The Company received subscriptions from new and existing investors of $6,491,936 during the year ended December 31, 2012, of $28,220,000 during the year ended December 31, 2011 and of $64,918,041 during the year ended December 31, 2010.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $170,904,613 during the year ended December 31, 2012, $98,243,039 during the year ended December 31, 2011 and $73,423,039 during the year ended December 31, 2010. The Company had Redemptions payable in the amount of $33,690,336 at December 31, 2012, $24,922,213 at December 31, 2011 and $18,895,114 at December 31, 2010. The Company funded the redemptions made in 2010, 2011 and 2012 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2013 had a material adverse effect on the value of the units or the performance of the Company.

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

As of December 31, 2012, the Company had cash and cash equivalents on hand of $20,212,595. As of December 31, 2011, the Company had cash and cash equivalents on hand of $30,701,757.

Investments as of December 31, 2012 were $387,461,621 as compared to $518,292,552 as of December 31, 2011. The decrease for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the year ended December 31, 2012.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of December 31, 2012 was $1,729,340 as compared to $1,143,333 as of December 31, 2011. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (Accounting Standards Codification (“ASC”) 820). In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair

Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 was effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not materially affect the Company’s financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Use of estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which are expressed in U.S. dollars and have been prepared in accordance with U.S. GAAP. Preparation of the Company’s financial statements requires the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on the best available information, but actual results may differ from those estimates. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Company’s financial statements. The measurement of fair value, as set forth below, is the Company’s most significant accounting policy.

Fair value of investments

The Company’s investments in Investees are subject to the terms and conditions of the operating agreements of the respective Investees. These investments are carried at fair value, which is based on the Company’s attributable share of the net assets of the respective Investee. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company uses NAV as its measure of fair value for investments in Investees. In evaluating the level at which the fair value measurements of the Company’s investments have been classified, the Company has assessed factors including, but not limited to, price transparency, the ability to redeem at NAV at the measurement date and the existence or absence of certain restrictions at the measurement date. See Notes 2 and 3 to the Company’s financial statements.

At December 31, 2012 and December 31, 2011, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At December 31, 2012 and December 31, 2011, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of December 31, 2012 and as of December 31, 2011, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2012 to December 31, 2012 and from January 1, 2011 to December 31, 2011. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended December 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/ Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	41.94%		$155,842,998	$14.3	(2)
GFS	26.78		99,506,680	9.3	(3)
GFS Trust	2.74		10,169,426	(0.6)	(4)
GRV	0.13		479,148	0.1	(5)
GTT	32.59		121,112,624	7.3	(6)
HFPO	0.09		350,745	(0.3)	(7)

Total	104.27	%(8)	$387,461,621	$30.1

Year Ended December 31, 2011
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
GELS	40.30%		$210,487,878	$(8.6)	(2)
GFS	24.38		127,322,190	(5.2)	(3)
GFS Trust	2.65		13,856,921	(1.8)	(4)
GRV	0.22		1,125,167	(0.3)	(5)
GTT	31.56		164,808,737	1.1	(6)
HFPO	0.13		691,659	(0.0)	(7)

Total	99.24	%(9)	$518,292,552	$(14.8)

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

(7)

HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

(8)

The total value of the Company’s investment in the Investees exceeded 100% of members’ equity because members’ equity reflected certain accrued liabilities of the Company, including fees and expenses, and also reflected redemptions payable on the balance sheet date.

(9)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that was greater than total liabilities.

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

Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Full position level transparency refers to Advisors currently subscribing to RiskMetrics HedgePlatform. The Managing Member leverages RiskMetrics HedgePlatform, a leading hedge fund transparency service provider, for collecting, modeling and aggregating holdings data from underlying Advisors as well as for computing multiple risk analytics, including Value-at-Risk (“VaR”), for both the underlying Advisor as well as the Company. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including VaR and scenario analysis (stress testing). The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2012, the Managing Member had full position level transparency for approximately 74% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. Based on the December 31, 2012 Investment fund allocation to Advisors and the underlying holdings of these Advisors, the 95% and 99% daily VaR of the Company is 53 bps and 72 bps, respectively. Holdings-based VaR is calculated using Monte Carlo simulations with a three year look back period and is based on actual holdings of Advisors for which position level detail is available; for Advisors where position level detail is not available, realized return history of the Advisor is utilized. The Managing Member believes that the holdings-based VaR assumptions it utilizes are reasonable, given that VaR is only one determinant in the Managing Member’s overall risk management. However, holdings-based VaR has its own limitations. It is effective for risk estimation at short horizons and has limited utility for medium or long horizon risk estimation, since it is computed for a static portfolio and does not account for the dynamic trading behavior of underlying Advisors. Further, its computation can be inaccurate due to mapping and modeling limitations associated with complex portfolios of underlying Advisors and the simplifying assumptions used to account for Advisors who do not provide position level details. Therefore, the Managing Member supplements the holdings-based VaR with a historical VaR metric. This historical VaR metric is calculated using a rolling 36 month historical covariance matrix of underlying Advisors and the December 31, 2012 allocations to underlying Advisors. As of December 31, 2012, the historical 95% and 99% daily VaR of the Company is 38 bps and 54 bps, respectively. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful” and “—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector”.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 42% GELS, 27% GFS and 33% GTT as of December 31, 2012 as a percentage of members’ equity. The approximate weights of the material Investees were 40% GELS, 24% GFS and 32% GTT as of December 31, 2011 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Sectors”.

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

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. Neither the GFS Trust, GRV, nor HFPO provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2011 to December 31, 2012.

	Fiscal Quarter Ended
	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Net realized and unrealized gain/(loss)	$8,486,656	$(7,236,940)	$(20,007,989)	$3,921,807
Total expenses	$2,216,897	$2,119,445	$2,255,923	$2,043,021
Net income/(loss)	$6,273,942	$(9,355,215)	$(22,263,228)	$1,879,417
Net income/(loss) available for pro rata allocation to Members	$6,189,352	$(9,275,948)	$(22,263,228)	$1,878,714

	Fiscal Quarter Ended
	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Net realized and unrealized gain/(loss)	$19,788,103	$(5,438,816)	$9,060,888	$6,702,561
Total expenses	$2,086,376	$2,047,420	$1,818,440	$1,674,811
Net income/(loss)	$17,704,135	$(7,483,044)	$7,245,633	$5,030,988
Net income/(loss) available for pro rata allocation to Members	$17,689,552	$(7,475,580)	$7,236,544	$4,986,780

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Managing Member recently filed certificates with the state of Delaware to amend the names of the Company and the Investment Funds, which will become effective on May 1, 2013. Pursuant to the foregoing, the Company will be renamed “Hedge Fund Managers (Diversified) LLC”, GTT will be renamed “Global Tactical Trading Managers LLC”, GELS will be renamed “Equity Long/Short Managers LLC”, GFS will be renamed “Event Driven Managers LLC”, GRV will be renamed “Relative Value Managers LLC”, HFPO will be renamed “HFP Opportunistic Fund LLC” and the GFS Trust will be renamed “Event Driven Managers Asset Tr”.

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

Name	Age	Position(s)
Kent A. Clark	48	Director of the Company; Managing Director and Chief Investment Officer of the Managing Member
Helen A. Crowley	49	Director of the Company; Managing Director and Chief Financial Officer of the Managing Member

Information about the executive officers of the Managing Member and the directors of the Company is provided below.

Kent A. Clark has been a director of the Company since August 9, 2012. Mr. Clark is a Managing Director of Goldman Sachs and Chairman of the Investment Committee of the Managing Member. Mr. Clark is also the Chief Investment Officer of the Managing Member, and performs the responsibilities of principal executive officer of the Managing Member. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark’s research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.

Helen A. Crowley has been a director of the Company since August 9, 2012. Ms. Crowley is a Managing Director of Goldman Sachs and is the Chief Financial Officer and Director of the Managing Member. Ms. Crowley is also the chief financial officer and chief operating officer of the Global Manager Strategies business within the Alternative Investments & Manager Selection Group. In this capacity, she is responsible for the overall infrastructure and administration of the businesses globally. Previously, Ms. Crowley was a member of the Hedge Fund Strategies product management team, where she focused on client implementation, client reporting and other strategic initiatives. Prior to that, she held various roles within the Investment Management Division and as a senior project manager in the Compliance Division. Ms. Crowley first joined Goldman Sachs in 1998 as a vice president and senior project manager in the Operations Division. She returned to the firm in 2003 as a vice president in the Compliance Division after working at Morgan Stanley as an executive director and global marketing head for the Private Wealth Management Group. Ms. Crowley was named managing director in 2010. Prior to joining the firm in 1998, Ms. Crowley worked at Christie’s Auction House as head of business development and client marketing. Ms. Crowley earned a B.A. in Art History from the College of the Holy Cross and an M.B.A. from Columbia University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2012 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

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

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Board of Directors is responsible for the management and operations of the Company. In 2012, the Board of Directors met frequently, including at regularly scheduled quarterly meetings, with employees of the Managing Member to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2012 and accordingly no members of the Board of Directors attended.

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

The Company does not bear the costs of the annual compensation of its directors or the executive officers of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. None of the Company’s directors receive any compensation from the Company or the Managing Member for serving as a director of the Company. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2012. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Fee Type	Fee Amount
Management Fee paid or payable by the Company	$5,978,107
Incentive Allocation paid or payable by the Company	$60,416
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than five percent of the units.

Security Ownership of Management

HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2012 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the directors of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 27, 2013.

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

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Some of the directors of the Company and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2012 and are proposed to provide such services in the current year.

No directors of the Company and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended

December 31, 2012. Certain directors of the Company and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors of the Company and executive officers of the Managing Member from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

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

Placement Agent

Goldman Sachs acts as the Placement Agent for the Company. The Placement Agent may receive compensation (the “Placement Fee”) from the Managing Member that represents a portion of the Management Fee or the Incentive Allocation. The Placement Agent, from time to time in its sole discretion, may enter into sub-placement agreements with affiliates and unaffiliated third parties, and the Company may engage one or more affiliated or unaffiliated successors or additional placement agents or distributors, in each case including without limitation Goldman Sachs and unaffiliated entities, registered broker-dealers and trust companies and others, on such terms as the Managing Member or the Placement Agent may determine, in their sole discretion. At the sole discretion of the Placement Agent, all or a portion of the Placement Fee may be allocated to such sub-placement agents. The Managing Member or the Company may also pay certain expenses of the Placement Agent and fees and expenses of other dealers and Intermediaries.

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

The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011 and fees billed for other services rendered by E&Y during those periods.

	Year Ended December 31
	2012	2011
Audit Fees	$185,480	$186,350
Audit-Related Fees	—	—
Tax Fees(1)	152,250	163,110
All Other Fees(2)	241,000	119,000

Total	$578,730	$468,460

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

(2)

Other Fees primarily involve agreed-upon procedures or other reporting with the Company’s initial regulatory filings in connection with XBRL requirements. The change in other fees relates to increased scope of agreed-upon procedures with the implementation of detail note tagging required by the Securities and Exchange Commission.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Annual Report:

1. Financial Statements.

Description of Financial Statements	Page Number
Goldman Sachs Hedge Fund Partners, LLC Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Schedule of Investments as of December 31, 2012 and December 31, 2011	F-3
Balance Sheet as of December 31, 2012 and December 31, 2011	F-4
Statement of Operations for the years ended December 31, 2012, 2011 and 2010	F-5
Statement of Changes in Members’ Equity for the years ended December 31, 2012, 2011 and 2010	F-6
Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-7
Notes to Financial Statements	F-8

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

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kent A. Clark	Director	March 27, 2013
Kent A. Clark

/s/ Helen A. Crowley	Director	March 27, 2013
Helen A. Crowley

INDEX OF EXHIBITS

Exhibit No.	Description

3*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners, LLC dated January 1, 2006 (Note: the Company’s LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

10.1*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading, LLC, dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

10.2*	Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC, dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

10.4*	Form of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Fundamental Strategies, LLC, to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).

10.6*	Distribution Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.7*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.8*	Administration Agreement between Goldman Sachs Hedge Fund Partners, LLC and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

14.1*	Code of Ethics for Goldman Sachs Hedge Fund Partners, LLC (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).

14.2*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

31.1	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Goldman Sachs Hedge Fund Partners, LLC

We have audited the accompanying balance sheets, including the schedules of investments, of Goldman Sachs Hedge Fund Partners, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners, LLC at December 31, 2012 and 2011, the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 27, 2013

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

Schedule of Investments

December 31, 2012 and December 31, 2011

	2012		2011
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Goldman Sachs Global Equity Long/Short, LLC	$155,842,998	41.94%	$210,487,878	40.30%
Goldman Sachs Global Fundamental Strategies, LLC	99,506,680	26.78%	127,322,190	24.38%
Goldman Sachs Global Fundamental Strategies Asset Trust	10,169,426	2.74%	13,856,921	2.65%
Goldman Sachs Global Relative Value, LLC	479,148	0.13%	1,125,167	0.22%
Goldman Sachs Global Tactical Trading, LLC	121,112,624	32.59%	164,808,737	31.56%
Goldman Sachs HFP Opportunistic Fund, LLC	350,745	0.09%	691,659	0.13%

Total investments (cost $344,832,426 and $472,904,432, respectively)	$387,461,621	104.27%	$518,292,552	99.24%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at December 31, 2012 and December 31, 2011.

December 31, 2012
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$20,242,331	5.45%

December 31, 2011
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Goldman Sachs Global Tactical Trading, LLC	GS Global Trading Advisors, LLC(2)	Managed Futures	$34,288,005	6.57%

(1)

Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 95.60% and 94.72% of members’ equity at December 31, 2012 and December 31, 2011, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

The accompanying notes are an integral part of these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

BALANCE SHEET

December 31, 2012 and December 31, 2011

	2012	2011
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $344,832,426 and $472,904,432, respectively)	$387,461,621	$518,292,552
Cash and cash equivalents	20,212,595	30,701,757

Total assets	$407,674,216	$548,994,309

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$33,690,336	$24,922,213
Management fee payable	1,729,340	1,143,333
Accrued expenses and other liabilities	658,857	649,992

Total liabilities	36,078,533	26,715,538
Members’ equity:
Members’ equity (units outstanding 2,930,982.83 and 4,330,758.94, respectively)	371,595,683	522,278,771

Total liabilities and members’ equity	$407,674,216	$548,994,309

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$328,966,488	$476,890,651
Accumulated net unrealized gain/(loss) on investments	42,629,195	45,388,120

Total members’ equity(1)	$371,595,683	$522,278,771

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

The accompanying notes are an integral part of these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Dividend income	$12,023	$6,668	$21,516
Expenses:
Management fee	5,978,107	7,426,998	7,787,932
Professional fees	1,334,738	842,471	665,360
Administration fee	123,152	146,335	66,145
Interest expense	—	—	183,060
Miscellaneous expenses	191,050	219,482	165,021

Total expenses	7,627,047	8,635,286	8,867,518

Net investment income/(loss)	(7,615,024)	(8,628,618)	(8,846,002)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	32,871,661	23,323,854	14,328,926
Net change in unrealized gain/(loss)	(2,758,925)	(38,160,320)	23,602,431

Net realized and unrealized gain/(loss)	30,112,736	(14,836,466)	37,931,357

Net income/(loss)	$22,497,712	$(23,465,084)	$29,085,355

The accompanying notes are an integral part of these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

	Managing Member’s equity	Members’ equity	Total Members’ equity
Members’ equity at December 31, 2009	$—	$597,698,035	$597,698,035

Subscriptions	—	64,918,041	64,918,041
Redemptions	(283,319)	(69,624,119)	(69,907,438)
Allocations of net income/(loss):
Incentive allocation	283,319	(283,319)	—
Pro-rata allocation	—	29,085,355	29,085,355

Members’ equity at December 31, 2010	—	621,793,993	621,793,993

Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	—	522,278,771	522,278,771

Subscriptions	—	6,491,936	6,491,936
Redemptions	(60,416)	(179,612,320)	(179,672,736)
Allocations of net income/(loss):
Incentive allocation	60,416	(60,416)	—
Pro-rata allocation	—	22,497,712	22,497,712

Members’ equity at December 31, 2012	$—	$371,595,683	$371,595,683

The accompanying notes are an integral part of these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net income/(loss)	$22,497,712	$(23,465,084)	$29,085,355
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	—	(9,602,658)	(66,075,305)
Proceeds from sales of investments in affiliated Investees	160,943,667	89,160,714	77,755,084
Net realized gain/(loss) on investments in affiliated Investees	(32,871,661)	(23,323,854)	(14,328,926)
Net change in unrealized gain/(loss) on investments in affiliated Investees	2,758,925	38,160,320	(23,602,431)
Increase/(decrease) in operating liabilities:
Management fee payable	586,007	(178,884)	33,249
Interest payable	—	—	(13,556)
Accrued expenses and other liabilities	8,865	24,832	130,100

Net cash from operating activities	153,923,515	70,775,386	2,983,570

Cash flows from financing activities
Subscriptions	6,491,936	28,220,000	64,918,041
Redemptions	(170,904,613)	(98,243,039)	(73,423,039)

Net cash from financing activities	(164,412,677)	(70,023,039)	(8,504,998)

Net change in cash and cash equivalents	(10,489,162)	752,347	(5,521,428)
Cash and cash equivalents at beginning of year	30,701,757	29,949,410	35,470,838

Cash and cash equivalents at end of year	$20,212,595	$30,701,757	$29,949,410

Supplemental disclosure of cash flow information
Cash paid by the Company during the year for interest	$—	$—	$196,616

The accompanying notes are an integral part of these financial statements.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Note 2 – Significant accounting policies

Basis of presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in United States dollars. Certain reclassifications have been made to previously reported amounts to conform to current year presentation. These reclassifications had no impact on prior period net assets.

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

December 31, 2012

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

Recent accounting pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (Accounting Standards Codification (“ASC”) 820). In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted the standard on January 1, 2012. The adoption of ASU No. 2011-04 did not materially affect the Company’s financial condition, results of operations, or cash flows.

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

December 31, 2012

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at December 31, 2012 and December 31, 2011:

Investee	2012	2011
GELS	$142,538,824	$197,315,455
GFS	89,089,893	122,378,546
GFS Trust	10,519,992	13,627,595
GRV	601,763	1,471,822
GTT	101,372,826	137,401,886
HFPO	709,128	709,128

Total	$344,832,426	$472,904,432

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Investee	Liquidity	2012	2011	2010
GELS	(1)	$14,361,698	$(8,591,402)	$9,074,710
GFS	(2)	9,323,122	(5,195,494)	12,794,779
GFS Trust	(3)	(624,552)	(1,828,689)	76,780
GRV	(4)	89,495	(312,466)	127,448
GTT	(5)	7,303,887	1,135,612	15,955,309
HFPO	(6)	(340,914)	(44,027)	(97,669)

Total		$30,112,736	$(14,836,466)	$37,931,357

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.

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

December 31, 2012

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

(6)

HFPO’s current holdings consist solely of one illiquid investment in an Advisor Fund, which cannot be redeemed until the relevant Advisor liquidates such investment. HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

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

December 31, 2012

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

Goldman Sachs HFP Opportunistic Fund, LLC

HFPO’s investment objective is to make opportunistic investments in underlying Advisor Funds in order to (a) increase the weighting of a particular Advisor Fund which had a low weighting in the Company due to a lower target weight in one of the other Investees or (b) add an Advisor Fund that is not currently represented in any of the other Investees. HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the years ended December 31, 2012, 2011 and 2010. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	2012				2011				2010
Investee	Management fees		Incentive fee		Management fees		Incentive fee		Management fees		Incentive fee
GELS	1.60%		19.48%		1.64%		20.27%		1.60%		19.78%
GFS	1.66%		18.92%		1.67%		18.44%		1.66%		18.75%
GFS Trust	1.49%		17.94%		1.54%		17.91%		1.54%		17.50%
GRV	1.81%		13.77%		1.40%		11.13%		1.11%		9.60%
GTT	2.13%		21.74%		2.20%		21.63%		1.90%		19.06%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at December 31, 2012 and December 31, 2011:

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$155,842,998	$—	$155,842,998
Event Driven	—	99,506,680	10,169,426	109,676,106
Tactical Trading	—	121,112,624	—	121,112,624
Multi-Sector	—	—	350,745	350,745
Relative Value	—	—	479,148	479,148

Total	$—	$376,462,302	$10,999,319	$387,461,621

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$210,487,878	$—	$210,487,878
Event Driven	—	127,322,190	13,856,921	141,179,111
Tactical Trading	—	164,808,737	—	164,808,737
Multi-Sector	—	—	691,659	691,659
Relative Value	—	—	1,125,167	1,125,167

Total	$—	$502,618,805	$15,673,747	$518,292,552

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 4 – Fair Value Measurements (continued)

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $19,660,555 and $28,339,424, which were classified as Level 1 assets as of December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2012:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(96,955)	—	70,378	(26,577)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	(527,597)	(340,914)	19,117	(849,394)
Sales	(3,062,943)	—	(735,514)	(3,798,457)
Level 3 transfers in	—	—	—	—
Level 3 transfers out	—	—	—	—

Balance at December 31, 2012	$10,169,426	$350,745	$479,148	$10,999,319

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2011:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2011	$23,188,415	$735,686	$1,649,094	$25,573,195
Net realized gain/(loss) on investments in affiliated investees	(197,349)	—	1,759	(195,590)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	(1,631,340)	(44,027)	(314,225)	(1,989,592)
Sales	(7,502,805)	—	(211,461)	(7,714,266)
Level 3 transfers in	—	—	—	—
Level 3 transfers out	—	—	—	—

Balance at December 31, 2011	$13,856,921	$691,659	$1,125,167	$15,673,747

Transfers into and out of Level 3 are effective as of actual date of the event or circumstances that caused the transfer.

Note 5 – Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 5 – Fees (continued)

realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the years ended December 31, 2012, 2011 and 2010, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $227,503, $270,250 and $324,908, respectively.

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

December 31, 2012

Note 6 – Risk Management (continued)

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 —Investments in affiliated Investees”, neither the GFS Trust, GRV, nor HFPO provide investors with a voluntary redemption right. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

Certain of the Company’s Investees may have liquidity exposure related to the recovery value of claims against Lehman Brothers Holdings, Inc. and certain of its subsidiaries and affiliates (“Lehman”). At the time of the Lehman insolvency, estimates of the recovery value of the Lehman assets were received from the majority, but not all, of the Advisor Funds, and the Company had no way of independently verifying or otherwise confirming the accuracy of the information provided. As a result, there can be no guarantee that such estimates were accurate. Based on the information received, the gross indirect exposure to Lehman did not materially affect the Company’s net assets at that time. There still remains significant uncertainty with respect to the ultimate outcome of the Lehman insolvency proceedings, and therefore the amounts ultimately recovered from Lehman could differ from such estimates, and such differences could be material at the Advisor Fund level. The Company does not anticipate that the outcome of the Lehman insolvency proceedings will have a material impact on the results of its operations.

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 6 – Risk Management (continued)

classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2012 and December 31, 2011 approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2012 and December 31, 2011, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for the GFS Trust, GRV, and HFPO. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of December 31, 2012 and December 31, 2011.

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

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at December 31, 2012 and December 31, 2011, respectively.

Included in the redemptions payable on the Balance Sheet at December 31, 2012 and December 31, 2011 were redemptions due to the Managing Member of $60,416 and $6,026, respectively.

For the year ended December 31, 2012, the Company earned dividends of $12,023 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the year ended December 31, 2011, the Company earned dividends of $6,668 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the year ended December 31, 2010, the Company earned dividends of $20,392 from an investment in Goldman Sachs Financial Square Government Fund and Goldman Sachs Financial Square Treasury Obligations Fund, money market funds managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At December 31, 2012 and December 31, 2011, the fair values of such money market investments were $19,660,555 and $28,339,424, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at December 31, 2012, 2011 and 2010. Employees of Goldman Sachs & Co. owned less than 1% of the Company’s equity at December 31, 2012, and approximately 2% of the Company’s equity at December 31, 2011 and 2010.

Members’ Equity for Class A Series 1 as disclosed in “Note 8 — Members’ equity” includes equity provided by the Managing Member at December 31, 2012, 2011 and 2010 of $1,091, $1,040, and $1,083, respectively.

Note 8 – Members’ equity

At December 31, 2012, December 31, 2011 and December 31, 2010, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units. Effective January 1, 2010, Class A Series 55 through Series 65 and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. The Managing Member does not own any units in the Company.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 8 – Members’ equity (continued)

The Company’s unit activity for the years ended December 31, 2012, 2011 and 2010 are as follows:

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	December 31, 2012
Class A:	4,330,758.94	—	64,919.36	(1,464,695.47)	2,930,982.83

	December 31, 2010	Unit Conversion	Subscriptions	Redemptions	December 31, 2011
Class A:	4,849,206.06	57,884.22	282,200.00	(858,531.34)	4,330,758.94

	December 31, 2009	Unit Conversion	Subscriptions	Redemptions	December 31, 2010
Class A:	4,736,483.29	12,733.75	649,180.41	(549,191.39)	4,849,206.06

At December 31, 2012, 2011 and 2010, members’ equity consisted of the following:

	December 31, 2011	Equity Conversion	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2012
Managing Member	$—	$—	$—	$(60,416)	$60,416	$—
Class A:	522,278,771	—	6,491,936	(179,612,320)	22,437,296	371,595,683

Total	$522,278,771	$—	$6,491,936	$(179,672,736)	$22,497,712	$371,595,683

	December 31, 2010	Equity Conversion	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2011
Managing Member	$—	$—	$—	$(6,026)	$6,026	$—
Class A:	621,793,993	—	28,220,000	(104,264,112)	(23,471,110)	522,278,771

Total	$621,793,993	$—	$28,220,000	$(104,270,138)	$(23,465,084)	$522,278,771

	December 31, 2009	Equity Conversion	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2010
Managing Member	$—	$—	$—	$(283,319)	$283,319	$—
Class A:	597,698,035	—	64,918,041	(69,624,119)	28,802,036	621,793,993

Total	$597,698,035	$—	$64,918,041	$(69,907,438)	$29,085,355	$621,793,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 8 – Members’ equity (continued)

The following amounts represent the units outstanding and NAV per unit for each series:

	December 31, 2012		December 31, 2011		December 31, 2010
	Units outstanding	NAV per unit	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Managing Member	—	—	—	—	—	—
Class A:
Series 1	1,484,075.35	$151.91	2,156,278.06	$144.87	2,560,820.36	$150.82
Series 45	31,780.06	99.36	34,296.08	94.76	45,322.13	98.65
Series 46	743,756.34	101.05	1,258,581.48	96.40	89,711.22	100.36
Series 47	20,000.00	99.03	47,000.00	94.44	55,000.00	98.32
Series 48	—	—	—	—	101,345.88	100.08
Series 49	61,022.73	99.87	105,022.73	95.24	140,800.00	99.15
Series 50	98,685.95	98.05	142,659.41	93.51	194,430.21	97.35
Series 51	58,800.00	98.00	58,800.00	93.46	101,300.00	97.29
Series 52	52,323.77	100.62	86,750.00	95.99	86,750.00	99.93
Series 53	—	—	—	—	55,451.17	101.18
Series 54	—	—	—	—	589,036.01	106.56
Series 66	19,601.91	108.55	67,947.61	103.52	84,244.41	107.77
Series 67	—	—	—	—	1,367.32	107.77
Series 68	15,702.29	108.55	55,653.46	103.52	57,080.94	107.77
Series 69	9,881.94	108.55	20,861.87	103.52	20,861.87	107.77
Series 70	6,848.67	108.55	6,848.67	103.52	6,848.67	107.77
Series 71	—	—	—	—	1,403.93	107.77
Series 72	6,915.70	108.55	6,915.70	103.52	6,915.70	107.77
Series 73	1,335.83	108.55	1,335.83	103.52	1,335.83	107.77
Series 77	—	—	—	—	76,950.00	104.58
Series 78	—	—	—	—	62,345.96	104.73
Series 79	—	—	—	—	71,456.60	104.50
Series 80	—	—	—	—	56,950.00	103.32
Series 81	—	—	—	—	201,150.00	102.82
Series 82	6,147.24	104.31	6,147.24	99.47	12,294.48	103.56
Series 83	5,460.80	104.31	5,460.80	99.47	5,460.80	103.56
Series 84	—	—	—	—	34,000.00	104.90
Series 85	—	—	—	—	16,500.00	106.01
Series 86	—	—	—	—	21,942.57	105.34
Series 87	—	—	—	—	33,930.00	104.85
Series 88	—	—	—	—	1,000.00	103.01
Series 89	—	—	—	—	43,250.00	101.62
Series 90	—	—	—	—	11,950.00	101.84
Series 91	27,500.00	100.69	27,500.00	96.06	—	—
Series 92	16,000.00	100.52	26,500.00	95.89	—	—
Series 93	18,250.00	99.53	18,250.00	94.92	—	—
Series 94	34,200.00	99.73	39,200.00	95.11	—	—
Series 95	40,417.34	98.64	46,500.00	94.07	—	—
Series 96	21,000.00	99.76	21,000.00	95.14	—	—
Series 97	17,000.00	101.19	17,000.00	96.56	—	—

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 8 – Members’ equity (continued)

	December 31, 2012		December 31, 2011		December 31, 2010
	Units outstanding	NAV per unit	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Series 98	11,250.00	101.26	11,250.00	96.64	—	—
Series 99	8,500.01	103.12	10,500.00	98.50	—	—
Series 100	37,607.54	104.96	40,500.00	100.33	—	—
Series 101	9,500.00	103.82	9,500.00	99.20	—	—
Series 102	2,500.00	104.19	2,500.00	99.58	—	—
Series 103	23,243.86	104.61	—	—	—	—
Series 104	12,500.00	103.05	—	—	—	—
Series 105	7,675.50	101.86	—	—	—	—
Series 106	4,500.00	101.37	—	—	—	—
Series 107	9,000.00	101.32	—	—	—	—
Series 108	5,500.00	102.25	—	—	—	—
Series 109	2,500.00	102.76	—	—	—	—

Total	2,930,982.83		4,330,758.94		4,849,206.06

Note 9 – Ownership in Investees

During the years ended December 31, 2012 and 2011, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 9 – Ownership in Investees (continued)

does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$155,842,998	$379,799,470	41.03%
GFS	99,506,680	$285,567,970	34.85%
GFS Trust	10,169,426	$36,189,621	28.10%
GRV	479,148	$1,824,051	26.27%
GTT	121,112,624	$519,094,098	23.33%
HFPO	350,745	$590,725	59.38%

Total	$387,461,621

	December 31, 2011
	Company investment	Investee equity(1)	% owned by the Company(1)
GELS	$210,487,878	$443,770,805	47.43%
GFS	127,322,190	$329,976,037	38.59%
GFS Trust	13,856,921	$49,312,195	28.10%
GRV	1,125,167	$4,283,354	26.27%
GTT	164,808,737	$491,269,750	33.55%
HFPO	691,659	$1,164,893	59.38%

Total	$518,292,552

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 11 – Financial Highlights

Financial highlights for the Company for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012 Class A Series 1	2011 Class A Series 1	2010 Class A Series 1
Per unit operating performance:
Net asset value, beginning of year	$144.87	$150.82	$143.89
Income from operations:
Net realized and unrealized gain/(loss)	9.42	(3.78)	9.00
Net investment income/(loss)(1)(2)	(2.38)	(2.17)	(2.07)

Total income/(loss) from operations	7.04	(5.95)	6.93

Net asset value, end of year	$151.91	$144.87	$150.82

Ratios to average members’ equity(3)
Expenses	1.60%	1.45%	1.43%
Incentive allocation	0.00%	0.00%	0.00%

Total expenses and incentive allocation	1.60%	1.45%	1.43%

Net investment income/(loss)(2)	(1.59)%	(1.45)%	(1.42)%

Total return (prior to incentive allocation)(4)	4.86%	(3.94)%	4.82%
Incentive allocation	0.00%	0.00%	0.00%

Total return	4.86%	(3.94)%	4.82%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.
(2)	Includes incentive allocation, if applicable.
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

Note 12 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 (the “Significant Investees”):

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

Balance Sheet

The balance sheets as of December 31, 2012 and December 31, 2011, are summarized as follows:

	December 31, 2012
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$379,593,219	$249,255,409	$328,713,522
Investments in affiliated Investees, at fair value	—	24,152,692	201,813,152
Cash and cash equivalents	1,876,062	24,595,019	1,635,585
Other assets	18,541,017	3,414,541	14,000,000

Total assets	$400,010,298	$301,417,661	$546,162,259

Liabilities and Net Assets
Liabilities
Redemptions payable	$19,735,371	$15,277,149	$13,395,455
Loan payable	—	—	12,000,000
Accrued expenses and other liabilities	475,457	572,542	1,672,706

Total liabilities	20,210,828	15,849,691	27,068,161
Net assets	379,799,470	285,567,970	519,094,098

Total liabilities and net assets	$400,010,298	$301,417,661	$546,162,259

	December 31, 2011
	GELS	GFS	GTT

Assets
Investments in Investees, at fair value	$457,573,900	$300,385,846	$280,620,004
Investments in affiliated Investees, at fair value	—	18,900,663	203,425,660
Cash and cash equivalents	2,383,725	11,003,284	11,203,993
Other assets	22,131,626	9,363,243	10,956,300

Total assets	$482,089,251	$339,653,036	$506,205,957

Liabilities and Net Assets
Liabilities
Redemptions payable	$20,424,366	$9,249,662	$14,108,920
Loan payable	17,500,000	—	—
Accrued expenses and other liabilities	394,080	427,337	827,287

Total liabilities	38,318,446	9,676,999	14,936,207
Net assets	443,770,805	329,976,037	491,269,750

Total liabilities and net assets	$482,089,251	$339,653,036	$506,205,957

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

Statement of Operations

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the statements of operations are summarized as follows:

	December 31, 2012
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$22,903,650	$14,717,050	$9,982,497
Net change in unrealized gain/(loss) on Investees	11,370,351	12,483,498	19,067,332
Investment income	2,655	5,888	4,574
Expenses	(1,766,752)	(1,846,967)	(5,496,774)

Net income/(loss) from operations	$32,509,904	$25,359,469	$23,557,629

	December 31, 2011
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$7,034,368	$33,204,106	$8,817,315
Net change in unrealized gain/(loss) on Investees	(24,204,540)	(45,853,139)	(5,982,281)
Investment income	3,216	2,474	3,130
Expenses	(2,224,835)	(2,298,264)	(4,012,246)

Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)

	December 31, 2010
Income/(Loss)	GELS	GFS	GTT

Net realized gain/(loss) on Investees	$7,251,018	$21,515,494	$6,474,019
Net change in unrealized gain/(loss) on Investees	13,091,149	12,643,241	28,423,000
Investment income	7,546	7,800	4,773
Expenses	(1,562,966)	(1,866,840)	(1,920,932)

Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

Statement of Cash Flows

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the statements of cash flows are summarized as follows:

	December 31, 2012
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$32,509,904	$25,359,469	$23,557,629
Net change in investments in Investees and affiliated Investees	77,980,681	45,878,408	(46,481,010)
Net change in operating assets and liabilities	3,671,986	6,093,907	(2,198,281)

Net cash provided by/(used in) operating activities	114,162,571	77,331,784	(25,121,662)

Cash flows from financing activities
Net subscriptions/(redemptions)	(97,170,234)	(63,740,049)	3,553,254
Proceeds/(repayments) from loan	(17,500,000)	—	12,000,000

Net cash provided by/(used in) financing activities	(114,670,234)	(63,740,049)	15,553,254

Net change in cash and cash equivalents	(507,663)	13,591,735	(9,568,408)
Cash and cash equivalents at beginning of year	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of year	$1,876,062	$24,595,019	$1,635,585

	December 31, 2011
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)
Net change in investments in Investees and affiliated Investees	44,621,720	59,348,063	(93,547,186)
Net change in operating assets and liabilities	(19,049,164)	(3,363,289)	(2,166,866)

Net cash provided by/(used in) operating activities	6,180,765	41,039,951	(96,888,134)

Cash flows from financing activities
Net subscriptions/(redemptions)	(54,217,124)	(38,855,877)	95,088,571
Proceeds/(repayments) from loan	14,400,000	—	—

Net cash provided by/(used in) financing activities	(39,817,124)	(38,855,877)	95,088,571

Net change in cash and cash equivalents	(33,636,359)	2,184,074	(1,799,563)
Cash and cash equivalents at beginning of year	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of year	$2,383,725	$11,003,284	$11,203,993

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

	December 31, 2010
	GELS	GFS	GTT
Cash flows from operating activities
Net income/(loss) from operations	$18,786,747	$32,299,695	$32,980,860
Net change in investments in Investees and affiliated Investees	(79,277,467)	(51,219,231)	(98,497,194)
Net change in operating assets and liabilities	20,955,857	(1,061,862)	3,969,008

Net cash provided by/(used in) operating activities	(39,534,863)	(19,981,398)	(61,547,326)

Cash flows from financing activities
Net subscriptions/(redemptions)	54,424,172	3,390,588	65,827,825
Proceeds/(repayments) from loan	3,100,000	—	—

Net cash provided by/(used in) financing activities	57,524,172	3,390,588	65,827,825

Net change in cash and cash equivalents	17,989,309	(16,590,810)	4,280,499
Cash and cash equivalents at beginning of year	18,030,775	25,410,020	8,723,057

Cash and cash equivalents at end of year	$36,020,084	$8,819,210	$13,003,556

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

Condensed Schedules of Investments

The condensed schedules of investments as of December 31, 2012 and December 31, 2011, are as follows:

GELS — December 31, 2012

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Diversified
Addison Clark Fund, L.P.	$19,587,344	5.16%
AKO Partners, L.P.	22,176,496	5.84
Broadway Gate Onshore Fund, L.P.	22,997,714	6.05
Eminence Partners, L.P.	19,404,830	5.11
Highbridge Long/Short Equity Fund, LP	19,346,190	5.09
PFM Diversified Fund, L.P.	23,808,100	6.27
Soroban Fund LLC	20,429,161	5.38
Viking Global Equities, L.P.	35,705,255	9.40
Vinik Fund, L.P.	20,094,138	5.29
Other	91,557,087	24.11

Total Diversified (cost $253,361,462)	295,106,315	77.70
Equity Market Neutral (cost $2,467,687)	3,598,863	0.95

Growth
Brookside Capital Partners Fund II, L.P.	20,014,960	5.27
Conatus Capital Partners, L.P.	21,573,545	5.68

Total Growth (cost $39,634,110)	41,588,505	10.95
Multi-Strategy (cost $1,006,216)	793,109	0.21

Short-Term Trading (cost $16,500,000)	16,821,125	4.43

Value (cost $21,703,053)	21,685,302	5.71

Total Investments in Advisor Funds (cost $334,672,528)	$379,593,219	99.95%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

GFS — December 31, 2012

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Brigade Leveraged Capital Structures Fund, L.P.	$18,938,667	6.63%
Claren Road Credit Partners, L.P.	21,488,997	7.52
Venor Capital Partners, L.P.	16,876,649	5.91
Other	10,869,645	3.81

Total Credit Opportunities — Distressed Securities (cost $60,938,535)	68,173,958	23.87
Credit Relative Value (cost $8,500,000)	8,491,500	2.97

Multi-Strategy
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	24,152,692	8.46
Halcyon Partners, L.P.	22,617,763	7.92
Manikay Master Fund, L.P.	16,760,267	5.87
Manikay Onshore Fund, L.P.	7,020,862	2.46
Orange Capital Domestic I, L.P.	15,242,161	5.34
OZ Domestic Partners II, L.P.	23,493,544	8.22
Taconic Capital Partners 1.5, L.P.	20,645,862	7.23
Other	44,353,722	15.53

Total Multi-Strategy (cost $135,468,609)	174,286,873	61.03
Value with a Catalyst
Jana Partners Qualified, L.P.	22,455,770	7.86

Total Value with a Catalyst (cost $18,421,968)	22,455,770	7.86

Total Investments in Advisor Funds (cost $223,329,112)	$273,408,101	95.73%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

GTT — December 31, 2012

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value (cost $27,500,000)	$29,507,640	5.68%
Global Macro
D.E. Shaw Heliant Fund, LLC	15,769,938	3.04
D.E. Shaw Oculus Fund, LLC	28,865,201	5.56
Dymon Asia Currency Value Fund	5,478,120	1.06
Dymon Asia Macro Fund	21,130,612	4.07
Goldman Sachs BH Fund Onshore, LLC (invested in Brevan Howard, L.P.)(1)	35,810,001	6.90
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	45,940,227	8.85
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	31,066,298	5.98
Moore Macro Managers Fund, L.P.	10,913,701	2.10
Remington Investment Strategies, L.P.	19,336,364	3.72
Other	146,728,654	28.27

Total Global Macro (cost $303,797,060)	361,039,116	69.55
Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	88,996,626	17.15
Other	32,251,556	6.21

Total Managed Futures (cost $116,298,890)	121,248,182	23.36

Multi-Strategy (cost $16,000,000)	18,731,736	3.61

Total Investments in Advisor Funds (cost $463,595,950)	$530,526,674	102.20%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2012.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2012, the redemption periods ranged from monthly to annually and there are no restrictions such as lock-ups or suspended redemptions in place with the exception of one Advisor fund with a three year lock-up. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity such as side pocket investments.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

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

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

GFS — December 31, 2011

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Brigade Leveraged Capital Structures Fund, L.P.	$21,631,174	6.56%
Claren Road Credit Partners, L.P.	19,205,680	5.82
Venor Capital Partners, L.P.	16,936,243	5.13
Other	30,024,981	9.10

Total Credit Opportunities — Distressed Securities (cost $77,578,987)	87,798,078	26.61
Multi-Strategy
Edoma Global Event Driven Fund, L.P.	23,407,837	7.09
Empyrean Capital Fund, L.P.	17,632,103	5.34
Goldman Sachs RP Partners, LLC (invested in Perry Partners, L.P.)(1)	18,900,663	5.73
Halcyon Partners, L.P.	23,597,113	7.15
Manikay Master Fund, L.P.	13,137,879	3.98
Manikay Onshore Fund, L.P.	8,145,225	2.47
Orange Capital Domestic I, L.P.	18,873,343	5.72
OZ Domestic Partners II, L.P.	22,940,678	6.95
Taconic Capital Partners 1.5, L.P.	24,207,879	7.34
Other	24,982,645	7.58

Total Multi-Strategy (cost $167,691,344)	195,825,365	59.35
Risk Arbitrage — Special Situations (cost $16,500,000)	15,587,749	4.72

Value with a Catalyst
Jana Partners Qualified, L.P. (cost $19,920,687)	20,075,317	6.08

Total Investments in Advisor Funds (cost $281,691,018)	$319,286,509	96.76%

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 12 – Significant Investees (continued)

GTT — December 31, 2011

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value
Brevan Howard Asia Fund, L.P	$5,959,096	1.21%
Other	7,624,000	1.55

Total Fixed Income Relative Value (cost $12,500,000)	13,583,096	2.76
Global Macro
Brevan Howard Emerging Markets Strategies Fund, L.P.	12,732,853	2.59
D. E. Shaw Heliant Fund, LLC	12,046,213	2.45
D. E. Shaw Oculus Fund, LLC	23,816,856	4.85
Dymon Asia Currency Value Fund	4,598,640	0.94
Dymon Asia Macro Fund	20,853,425	4.24
Goldman Sachs BH Fund Onshore, LLC (invested in Brevan Howard, L.P.)(1)	34,488,021	7.02
Goldman Sachs DeWorde Onshore, LLC (invested in Caxton Global Investments (USA) LLC)(1)	37,436,455	7.62
Goldman Sachs Sherwood Fund, LLC (invested in Tudor BVI Global Fund, L.P.)(1)	29,293,863	5.96
Remington Investment Strategies, L.P.	26,776,112	5.45
Other	113,648,669	23.14

Total Global Macro (cost $275,568,999)	315,691,107	64.26
Managed Futures
Goldman Sachs Global Trading Advisors, LLC(1)	102,207,321	20.80
Other	35,131,567	7.16

Total Managed Futures (cost $132,113,273)	137,338,888	27.96

Multi-Strategy (cost $16,000,000)	17,432,573	3.55

Total Investments in Advisor Funds (cost $436,182,272)	$484,045,664	98.53%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

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

December 31, 2012

Note 12 – Significant Investees (continued)

Fair Value Hierarchy

The following tables summarize by level within the fair value hierarchy each Significant Investee’s investments at fair value as of December 31, 2012 and December 31, 2011:

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$373,290,363	$6,302,856	$379,593,219
GFS	$—	$262,514,488	$10,893,613	$273,408,101
GTT	$—	$528,476,280	$2,050,394	$530,526,674

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Total

GELS	$—	$452,761,532	$4,812,368	$457,573,900
GFS	$—	$305,951,826	$13,334,683	$319,286,509
GTT	$—	$481,794,798	$2,250,866	$484,045,664

See “Note 4 — Fair Value Measurement” for disclosures regarding the fair value hierarchy.

Liquidity

As of December 31, 2012 and December 31, 2011, certain of the Advisor Funds of the Significant Investees were considered illiquid due to restrictions such as side pocket investments or suspended redemptions implemented by the Advisors of such Advisor Funds. The Significant Investees have not imposed any liquidity restrictions on the Company. The following represents the approximate percentage of the net assets of the Significant Investees that were considered illiquid.

	2012	2011
GELS	2%	1%
GFS	4%	4%
GTT	0%	0%

See “Note 6 — Risk Management — Liquidity risk” for disclosures regarding illiquidity related to the Significant Investees.

Each of the Significant Investees maintains a borrowing facility with a financial institution in order to meet liquidity needs. At December 31, 2012 and December 31, 2011, GELS had borrowings outstanding of $0 and $17,500,000, respectively. At December 31, 2012 and December 31, 2011, GFS had no borrowings outstanding. At December 31, 2012 and December 31, 2011, GTT had borrowings outstanding of $12,000,000 and $0, respectively.

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

December 31, 2012

Note 12 – Significant Investees (continued)

Financial Highlights

The financial highlights for the Significant Investees for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 are summarized as follows:

	December 31, 2012
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.27%	0.30%	0.28%

Net investment income/(loss)	(0.27)%	(0.30)%	(0.27)%

Total return(2)	7.88%	8.63%	5.64%

	December 31, 2011
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.28%	0.31%	0.30%

Net investment income/(loss)	(0.28)%	(0.31)%	(0.30)%

Total return(2)	(3.72)%	(3.70)%	0.63%

	December 31, 2010
	GELS	GFS	GTT
Ratios to average net assets(1)
Expenses	0.19%	0.19%	0.17%

Net investment income/(loss)	(0.19)%	(0.19)%	(0.17)%

Total return(2)	3.90%	9.60%	9.65%

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

Note 13 – Subsequent Events

The Managing Member evaluated activity of the Company through March 27, 2013, the date the financial statements were available to be issued, and effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units, as provided for in the Company’s limited liability company agreement.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

Note 13 – Subsequent Events (continued)

The Managing Member recently filed certificates with the state of Delaware to amend the names of the Company and the Investment Funds, which will become effective on May 1, 2013. Pursuant to the foregoing, the Company will be renamed “Hedge Fund Managers (Diversified) LLC”, GTT will be renamed “Global Tactical Trading Managers LLC”, GELS will be renamed “Equity Long/Short Managers LLC”, GFS will be renamed “Event Driven Managers LLC”, GRV will be renamed “Relative Value Managers LLC”, HFPO will be renamed “HFP Opportunistic Fund LLC” and the GFS Trust will be renamed “Event Driven Managers Asset Tr”.