Form 10-Q
period 2013-03-31
Hedge Fund Managers (Diversified) LLC
filed 2013-05-14
CIK 1173394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50723

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3638229 (I.R.S. Employer Identification No.)

200 West Street New York, New York (Address of principal executive offices)	10282 (Zip Code)

Registrant’s telephone number, including area code: (212) 902-1000

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC

(Former name, former address and former fiscal year, if changed since last report)

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 2,735,309.38 Units of Limited Liability Company Interests outstanding as of May 14, 2013.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I  — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

Schedule of Investments

March 31, 2013 and December 31, 2012

	(Unaudited) March 31, 2013		(Audited) December 31, 2012
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Equity Long/Short Managers LLC(2)	$148,860,499	41.56%	$155,842,998	41.94%
Event Driven Managers LLC(3)	96,328,887	26.89	99,506,680	26.78%
Event Driven Managers Asset Tr(4)	10,573,835	2.95	10,169,426	2.74%
Global Tactical Trading Managers LLC(5)	116,716,375	32.58	121,112,624	32.59%
Relative Value Managers LLC(6)	352,034	0.10	479,148	0.13%
HFP Opportunistic Fund LLC(7)	—	—	350,745	0.09%

Total investments (cost $317,448,516 and $344,832,426, respectively)	$372,831,630	104.08%	$387,461,621	104.27%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at March 31, 2013 and December 31, 2012.

	March 31, 2013 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Commodities Managers (Managed Futures) LLC(8)(9)	Managed Futures	$19,595,646	5.47%

	December 31, 2012 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Commodities Managers (Managed Futures) LLC(8)(9)	Managed Futures	$20,242,331	5.45%

(1)

Members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 96.62% and 95.60% of members’ equity at March 31, 2013 and December 31, 2012, respectively.

(2)	Effective May 1, 2013, Goldman Sachs Global Equity Long/Short, LLC was renamed “Equity Long/Short Managers LLC.”
(3)	Effective May 1, 2013, Goldman Sachs Global Fundamental Strategies, LLC was renamed “Event Driven Managers LLC.”
(4)	Effective May 1, 2013, Goldman Sachs Global Fundamental Strategies Asset Trust was renamed “Event Driven Managers Asset Tr.”
(5)	Effective May 1, 2013, Goldman Sachs Global Tactical Trading, LLC was renamed “Global Tactical Trading Managers LLC.”
(6)	Effective May 1, 2013, Goldman Sachs Global Relative Value, LLC was renamed “Relative Value Managers LLC.”
(7)	Effective May 1, 2013, Goldman Sachs HFP Opportunistic Fund, LLC was renamed “HFP Opportunistic Fund LLC.”
(8)	Affiliated investment fund with a monthly liquidity term.
(9)	Effective May 1, 2013, GS Global Trading Advisors, LLC was renamed “Commodities Managers (Managed Futures) LLC.”

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

BALANCE SHEET

March 31, 2013 and December 31, 2012

	(Unaudited) March 31, 2013	(Audited) December 31, 2012
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $317,448,516 and $344,832,426, respectively)	$372,831,630	$387,461,621
Receivable for redemptions from affiliated Investees	138,103	—
Cash and cash equivalents	15,816,527	20,212,595

Total assets	$388,786,260	$407,674,216

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$27,716,023	$33,690,336
Management fee payable	2,038,321	1,729,340
Accrued expenses and other liabilities	816,770	658,857

Total liabilities	30,571,114	36,078,533
Members’ equity:
Members’ equity (units outstanding 2,735,309.38 and 2,930,982.83, respectively)	358,215,146	371,595,683

Total liabilities and members’ equity	$388,786,260	$407,674,216

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$302,832,032	$328,966,488
Accumulated net unrealized gain/(loss) on investments	55,383,114	42,629,195

Total members’ equity(1)	$358,215,146	$371,595,683

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	2013	2012
Dividend income	$950	$2,408
Expenses:
Management fee	1,196,203	1,687,250
Professional fees	298,252	312,350
Administration fee	26,015	33,872
Miscellaneous expenses	51,763	52,904

Total expenses	1,572,233	2,086,376

Net investment income/(loss)	(1,571,283)	(2,083,968)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	2,842,434	4,443,053
Net change in unrealized gain/(loss)	12,753,919	15,345,050

Net realized and unrealized gain/(loss)	15,596,353	19,788,103

Net income/(loss)	$14,025,070	$17,704,135

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the three months ended March 31, 2013 (Unaudited)

and the year ended December 31, 2012 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2011	$—	$522,278,771	$522,278,771
Subscriptions	—	6,491,936	6,491,936
Redemptions	(60,416)	(179,612,320)	(179,672,736)
Allocations of net income/(loss):
Incentive allocation	60,416	(60,416)	—
Pro-rata allocation	—	22,497,712	22,497,712

Members’ equity at December 31, 2012	—	$371,595,683	$371,595,683
Subscriptions	—	250,000	250,000
Redemptions	—	(27,655,607)	(27,655,607)
Allocations of net income/(loss):
Incentive allocation	592,607	(592,607)	—
Pro-rata allocation	—	14,025,070	14,025,070

Members’ equity at March 31, 2013	$592,607	$357,622,539	$358,215,146

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	2013	2012
Cash flows from operating activities
Net income/(loss)	$14,025,070	$17,704,135
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	—	—
Proceeds from sales of investments in affiliated Investees	30,226,344	21,128,887
Net realized (gain)/loss on investments in affiliated Investees	(2,842,434)	(4,443,053)
Net change in unrealized (gain)/loss on investments in affiliated Investees	(12,753,919)	(15,345,050)
(Increase)/decrease in operating assets:
Receivable for redemptions from affiliated Investees	(138,103)	—
Increase/(decrease) in operating liabilities:
Management fee payable	308,981	1,687,250
Accrued expenses and other liabilities	157,913	260,557

Net cash from operating activities	28,983,852	20,992,726

Cash flows from financing activities
Subscriptions	250,000	4,341,936
Redemptions	(33,629,920)	(24,916,187)

Net cash from financing activities	(33,379,920)	(20,574,251)

Net change in cash and cash equivalents	(4,396,068)	418,475
Cash and cash equivalents at beginning of period	20,212,595	30,701,757

Cash and cash equivalents at end of period	$15,816,527	$31,120,232

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 1 - Organization

Hedge Fund Managers (Diversified) LLC (the “Company”), formerly Goldman Sachs Hedge Fund Partners, LLC, was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Equity Long/Short Managers LLC (“ELSM”), Event Driven Managers LLC (“EDM”), and Global Tactical Trading Managers LLC (“GTTM”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Event Driven Managers Asset Tr (“EDMAT”), Relative Value Managers LLC (“RVM”) and HFP Opportunistic Fund LLC (“HFPO” and, together with EDMAT, RVM and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company. Effective May 1, 2013, Goldman Sachs Hedge Fund Partners, LLC was renamed “Hedge Fund Managers (Diversified) LLC.”

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 2 - Significant accounting policies

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 3 - Investments in affiliated Investees

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the Investment Funds’ asset allocation with the various Advisors and the performance of each of their Advisor Funds and interests held by EDMAT, RVM and HFPO. NAVs received by the Investees from, or on behalf of, the Advisor Funds are based on the fair value of the Advisor Funds’ underlying investments in accordance with policies established by each Advisor Fund. HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at March 31, 2013 and December 31, 2012:

Investee	March 31, 2013	December 31, 2012
ELSM	$128,490,736	$142,538,824
EDM	82,464,641	89,089,893
EDMAT	10,519,992	10,519,992
GTTM	95,514,323	101,372,826
RVM	458,824	601,763
HFPO	—	709,128

Total	$317,448,516	$344,832,426

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three months ended March 31, 2013 and March 31, 2012:

		Three Months Ended March 31,
Investee	Liquidity	2013	2012
ELSM	(1)	$8,017,501	$11,609,869
EDM	(2)	4,288,299	5,117,605
EDMAT	(3)	404,409	(372,085)
GTTM	(4)	3,103,751	3,526,640
RVM	(5)	(4,966)	131,409
HFPO	(6)	(212,641)	(225,335)

Total		$15,596,353	$19,788,103

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.
(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.
(3)

EDMAT does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for EDMAT, distributions will be made to holders of interests in EDMAT as EDMAT receives

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 3 - Investments in affiliated Investees

proceeds in respect of its Advisors. The estimated remaining holding periods of its remaining underlying investments range from one to five years.
(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.
(5)

RVM ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. RVM suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding periods of its remaining underlying investments range from one to five years.

(6)

HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

The investment strategy for each Investee is as follows:

Equity Long/Short Managers LLC

ELSM seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor’s assessment of fundamental value compared to market price, although Advisors employ a wide range of styles. Strategies that may be utilized in the equity long/short sector include catalyst-activist, consumer, diversified, energy, growth, long-bias, real estate, multi-strategy, short-term trading and value. Other strategies may be employed as well.

Event Driven Managers LLC

EDM seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include catalyst-activist, merger arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Event Driven Managers Asset Tr

HFS, the managing member of EDM, created EDMAT, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of EDMAT (the “Trustee”). The Trustee appointed HFS as the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of EDMAT assets. On March 31, 2009, EDM transferred to EDMAT its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. EDM transferred to EDMAT the economic risks and benefits of its interests in such assets. In connection with such transfer, each investor in EDM, including the Company, was issued its pro-rata share of EDMAT interests based on its ownership in EDM as of the transfer date. Distributions from EDMAT in respect of EDMAT interests will be made to holders of EDMAT interests, including the Company, as amounts in respect of the assets transferred to EDMAT are received from the Advisors. However, the actual timing of these distributions

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 3 - Investments in affiliated Investees

will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

Global Tactical Trading Managers LLC

GTTM seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Relative Value Managers LLC

RVM ceased its trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in RVM (including the Company) will receive proceeds from the liquidation over time as RVM receives redemption proceeds from Advisor Funds.

HFP Opportunistic Fund LLC

HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution.

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the three months ended March 31, 2013 and March 31, 2012. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	March 31, 2013		March 31, 2012
Investee	Management fees	Incentive allocation/fees	Management fees		Incentive allocation/fees
ELSM	1.59%	19.59%	1.66%		20.05%
EDM	1.66%	18.96%	1.66%		18.43%
EDMAT	1.47%	17.75%	1.59%		18.19%
GTTM	2.10%	21.43%	2.10%		21.52%
RVM	1.73%	13.21%	1.62%		12.67%
HFPO	N/A	N/A	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$148,860,499	$—	$148,860,499
Event Driven	—	96,328,887	10,573,835	106,902,722
Tactical Trading	—	116,716,375	—	116,716,375
Relative Value	—	—	352,034	352,034
Multi-Sector	—	—	—	—

Total	$—	$361,905,761	$10,925,869	$372,831,630

	December 31, 2012 (Audited)
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$155,842,998	$—	$155,842,998
Event Driven	—	99,506,680	10,169,426	109,676,106
Tactical Trading	—	121,112,624	—	121,112,624
Relative Value	—	—	479,148	479,148
Multi-Sector	—	—	350,745	350,745

Total	$—	$376,462,302	$10,999,319	$387,461,621

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 4 - Fair Value Measurements

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $15,425,743 and $19,660,555, which were classified as Level 1 assets as of March 31, 2013 and December 31, 2012, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended March 31, 2013 and March 31, 2012, respectively:

Investees by investment strategy

	Event Driven	Relative Value	Multi-Sector	Total
Balance as at January 1, 2013	$10,169,426	$479,148	$350,745	$10,999,319
Net realized gain/(loss) on investments in affiliated investees	—	8,334	(212,642)	(204,308)
Net change in unrealized gain/(loss) on investments in affiliated investees held at March 31, 2013	404,409	(13,300)	—	391,109
Sales	—	(122,148)	(138,103)	(260,251)

Balance at March 31, 2013	$10,573,835	$352,034	$—	$10,925,869

Investees by investment strategy

	Event Driven	Relative Value	Multi-Sector	Total
Balance as at January 1, 2012	$13,856,921	$1,125,167	$691,659	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(52,972)	—	—	(52,972)
Net change in unrealized gain/(loss) on investments in affiliated investees held at March 31, 2012	(319,113)	131,409	(225,335)	(413,039)
Sales	(1,461,221)	—	—	(1,461,221)

Balance as at March 31, 2012	$12,023,615	$1,256,576	$466,324	$13,746,515

Note 5 - Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended March 31, 2013 and March 31, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $44,873 and $61,937, respectively.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

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

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 provides details of these and other types of risks, some of which are additional to the information provided in these financial statements.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 6 - Risk Management

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither EDMAT, RVM, nor HFPO provide investors with a voluntary redemption right. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 6 - Risk Management

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of March 31, 2013 and December 31, 2012, approximately 1% and 2%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2013 and December 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of March 31, 2013 and December 31, 2012.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 6 - Risk Management

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

Note 7 - Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at March 31, 2013 and December 31, 2012, respectively.

Included in the redemptions payable on the Balance Sheet at March 31, 2013 and December 31, 2012 were redemptions due to the Managing Member of $60,416.

For the three months ended March 31, 2013, the Company earned dividends of $950 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the three months ended March 31, 2012 the Company earned dividends of $2,408 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At March 31, 2013 and December 31, 2012, the fair values of such money market investments were $15,425,743 and $19,660,555, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at March 31, 2013 and December 31, 2012. Employees of Goldman, Sachs & Co. owned less than 1% of the Company’s equity at March 31, 2013 and December 31, 2012.

Members’ Equity for Class A Series 1 as disclosed in “Note 8 — Members’ equity” includes equity provided by the Managing Member at March 31, 2013 and December 31, 2012, of $1,130 and $1,091, respectively.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 8 - Members’ equity

At March 31, 2013 and December 31, 2012, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units.

The Company’s unit activity for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	December 31, 2012	Unit Conversion	Subscriptions	Redemptions	March 31, 2013
Class A:	2,930,982.83	2,881.76	2,500.00	(201,055.21)	2,735,309.38

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	December 31, 2012
Class A:	4,330,758.94	—	64,919.36	(1,464,695.47)	2,930,982.83

At March 31, 2013 and December 31, 2012, members’ equity consisted of the following:

	December 31, 2012	Subscriptions	Redemptions	Net income/ (loss)	March 31, 2013
Managing Member	$—	$—	$—	$592,607	$592,607
Class A:	371,595,683	250,000	(27,655,607)	13,432,463	357,622,539

Total	$371,595,683	$250,000	$(27,655,607)	$14,025,070	$358,215,146

	December 31, 2011	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2012
Managing Member	$—	$—	$(60,416)	$60,416	$—
Class A:	522,278,771	6,491,936	(179,612,320)	22,437,296	371,595,683

Total	$522,278,771	$6,491,936	$(179,672,736)	$22,497,712	$371,595,683

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 8 - Members’ equity

The following amounts represent the units outstanding and NAV per unit for each series:

	March 31, 2013		December 31, 2012
	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Managing Member	—	—	—	—
Class A:
Series 1	1,357,423.05	$157.40	1,484,075.35	$151.91
Series 45	31,780.06	102.96	31,780.06	99.36
Series 46	952,335.87	104.67	743,756.34	101.05
Series 47	20,000.00	102.63	20,000.00	99.03
Series 49	45,522.73	103.45	61,022.73	99.87
Series 50	93,685.95	101.67	98,685.95	98.05
Series 51	51,300.00	101.61	58,800.00	98.00
Series 52	—	—	52,323.77	100.62
Series 66	19,601.91	112.65	19,601.91	108.55
Series 68	15,702.29	112.65	15,702.29	108.55
Series 69	9,881.94	112.65	9,881.94	108.55
Series 70	6,848.67	112.65	6,848.67	108.55
Series 72	6,915.70	112.65	6,915.70	108.55
Series 73	1,335.83	112.65	1,335.83	108.55
Series 82	6,147.24	108.24	6,147.24	104.31
Series 83	5,460.80	108.24	5,460.80	104.31
Series 91	—	—	27,500.00	100.69
Series 92	—	—	16,000.00	100.52
Series 93	16,750.00	103.12	18,250.00	99.53
Series 94	34,200.00	103.31	34,200.00	99.73
Series 95	36,917.34	102.25	40,417.34	98.64
Series 96	21,000.00	103.34	21,000.00	99.76
Series 97	—	—	17,000.00	101.19
Series 98	—	—	11,250.00	101.26
Series 99	—	—	8,500.01	103.12
Series 100	—	—	37,607.54	104.96
Series 101	—	—	9,500.00	103.82
Series 102	—	—	2,500.00	104.19
Series 103	—	—	23,243.86	104.61
Series 104	—	—	12,500.00	103.05
Series 105	—	—	7,675.50	101.86
Series 106	—	—	4,500.00	101.37
Series 107	—	—	9,000.00	101.32
Series 108	—	—	5,500.00	102.25
Series 109	—	—	2,500.00	102.76
Series 117	2,500.00	101.06	—	—

Total	2,735,309.38		2,930,982.83

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 9 - Ownership in Investees

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$148,860,499	$394,703,558	37.71%
EDM	96,328,887	$289,679,700	33.25%
EDMAT	10,573,835	$37,628,779	28.10%
GTTM	116,716,375	$515,757,728	22.63%
RVM	352,034	$1,340,144	26.27%
HFPO	—	$—	—%

Total	$372,831,630

	December 31, 2012 (Audited)
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$155,842,998	$379,799,470	41.03%
EDM	99,506,680	$285,567,970	34.85%
EDMAT	10,169,426	$36,189,621	28.10%
GTTM	121,112,624	$519,094,098	23.33%
RVM	479,148	$1,824,051	26.27%
HFPO	350,745	$590,725	59.38%

Total	$387,461,621

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 - Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 10 - Indemnifications

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

Note 11 - Financial Highlights

Financial highlights for the Company for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$151.91	$144.87
Income from operations:
Net realized and unrealized gain/(loss)	6.37	5.45
Net investment income/(loss)(1)(2)	(0.88)	(0.57)

Total income/(loss) from operations	5.49	4.88

Net asset value, end of period	$157.40	$149.75

Ratios to average members’ equity(3)
Expenses	1.67%	1.55%
Incentive allocation	0.15	0.00

Total expenses and incentive allocation	1.82%	1.55%

Net investment income/(loss)(2)	(1.82)%	(1.55)%

Total return (prior to incentive allocation)	3.77%	3.37%
Incentive allocation	(0.15)	0.00

Total return(4)	3.62%	3.37%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.
(2)	Includes incentive allocation, if applicable.
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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 11 - Financial Highlights

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

Note 12 - Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the three months ended March 31, 2013 (the “Significant Investees”):

Balance Sheet

The balance sheets as of March 31, 2013 and December 31, 2012, are summarized as follows:

	March 31, 2013 (Unaudited)
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$381,295,191	$251,848,352	$327,863,616
Investments in affiliated Investees, at fair value	—	25,787,015	191,436,824
Cash and cash equivalents	1,328,248	11,202,992	10,494,310
Other assets	35,804,258	10,512,012	23,160,017

Total assets	$418,427,697	$299,350,371	$552,954,767

Liabilities and Net Assets
Liabilities
Redemptions payable	$18,193,796	$9,036,045	$35,027,306
Loan payable	5,000,000	—	—
Accrued expenses and other liabilities	530,343	634,626	2,169,733

Total liabilities	23,724,139	9,670,671	37,197,039
Net assets	394,703,558	289,679,700	515,757,728

Total liabilities and net assets	$418,427,697	$299,350,371	$552,954,767

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 12 - Significant Investees

	December 31, 2012 (Audited)
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$379,593,219	$249,255,409	$328,713,522
Investments in affiliated Investees, at fair value	—	24,152,692	201,813,152
Cash and cash equivalents	1,876,062	24,595,019	1,635,585
Other assets	18,541,017	3,414,541	14,000,000

Total assets	$400,010,298	$301,417,661	$546,162,259

Liabilities and Net Assets
Liabilities
Redemptions payable	$19,735,371	$15,277,149	$13,395,455
Loan payable	—	—	12,000,000
Accrued expenses and other liabilities	475,457	572,542	1,672,706

Total liabilities	20,210,828	15,849,691	27,068,161
Net assets	379,799,470	285,567,970	519,094,098

Total liabilities and net assets	$400,010,298	$301,417,661	$546,162,259

Statement of Operations

For the three months ended March 31, 2013 and March 31, 2012, the statements of operations are summarized as follows:

	March 31, 2013
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$4,411,603	$2,290,837	$2,853,889
Net change in unrealized gain/(loss) on Investees	18,073,169	11,231,422	11,966,381
Investment income	269	829	674
Expenses	(403,583)	(404,815)	(1,490,648)

Net income/(loss) from operations	$22,081,458	$13,118,273	$13,330,296

	March 31, 2012
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$5,027,043	$4,050,000	$5,336,495
Net change in unrealized gain/(loss) on Investees	21,026,095	9,991,010	6,126,291
Investment income	285	1,295	821
Expenses	(490,591)	(507,577)	(1,304,247)

Net income/(loss) from operations	$25,562,832	$13,534,728	$10,159,360

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 12 - Significant Investees

Statement of Cash Flows

For the three months ended March 31, 2013 and March 31, 2012, the statements of cash flows are summarized as follows:

	March 31, 2013
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$22,081,458	$13,118,273	$13,330,296
Net change in investments in Investees and affiliated Investees	(1,701,972)	(4,227,266)	11,226,234
Net change in operating assets and liabilities	(17,208,355)	(7,035,387)	(8,662,990)

Net cash provided by/(used in) operating activities	3,171,131	1,855,620	15,893,540

Cash flows from financing activities
Net subscriptions/(redemptions)	(8,718,945)	(15,247,647)	4,965,185
Proceeds/(repayments) from loan	5,000,000	—	(12,000,000)

Net cash provided by/(used in) financing activities	(3,718,945)	(15,247,647)	(7,034,815)

Net change in cash and cash equivalents	(547,814)	(13,392,027)	8,858,725
Cash and cash equivalents at beginning of period	1,876,062	24,595,019	1,635,585

Cash and cash equivalents at end of period	$1,328,248	$11,202,992	$10,494,310

	March 31, 2012
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$25,562,832	$13,534,728	$10,159,360
Net change in investments in Investees and affiliated Investees	(5,597,820)	(5,272,112)	(39,448,256)
Net change in operating assets and liabilities	10,377,628	180,217	7,049,143

Net cash provided by/(used in) operating activities	30,342,640	8,442,833	(22,239,753)

Cash flows from financing activities
Net subscriptions/(redemptions)	(19,422,226)	(8,318,061)	21,437,255
Proceeds/(repayments) from loan	(13,250,000)	—	1,100,000

Net cash provided by/(used in) financing activities	(32,672,226)	(8,318,061)	22,537,255

Net change in cash and cash equivalents	(2,329,586)	124,772	297,502
Cash and cash equivalents at beginning of period	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of period	$54,139	$11,128,056	$11,501,495

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the financial statements of Hedge Fund Managers (Diversified) LLC (the “Company”) and the related notes thereto.

The Company is a Delaware limited liability company organized in March 2002 to operate as an investment fund. It commenced operations on April 1, 2002. HFS, a Delaware limited liability company, serves as the Company’s managing member (the “Managing Member”). Effective May 1, 2013, Goldman Sachs Hedge Fund Partners, LLC was renamed “Hedge Fund Managers (Diversified) LLC.”

As of March 31, 2013, the Company had total assets of $388,786,260 compared with total assets of $407,674,216 as of December 31, 2012. Total liabilities of the Company were $30,571,114 as of March 31, 2013 compared with $36,078,533 as of December 31, 2012. Members’ equity of the Company was $358,215,146 as of March 31, 2013 compared with $371,595,683 as of December 31, 2012.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Global Tactical Trading Managers LLC (“GTTM”), which employs investment strategies in the tactical trading sector; Equity Long/Short Managers LLC (“ELSM”), which employs investment strategies within the equity long/short sector; and Event Driven Managers LLC (“EDM”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Event Driven Managers Asset Tr (“EDMAT”), which is a trust containing certain interests in illiquid assets transferred by EDM, Relative Value Managers LLC (“RVM”) and HFP Opportunistic Fund LLC (“HFPO”), which, along with EDMAT, are in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

The managing member of EDM created EDMAT, a Delaware statutory trust, for the benefit of its investors, including the Company. On March 31, 2009, EDM transferred to EDMAT its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. See “—Liquidity and Capital Resources” for a further discussion of EDMAT.

RVM ceased trading activities effective July 1, 2009 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. Investors in RVM (including the Company) will receive proceeds from the liquidation over time as RVM receives redemption proceeds from Advisors. See “— Liquidity and Capital Resources” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Risk Management.”

HFPO ceased its trading activities effective December 31, 2012 and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. See “— Liquidity and Capital Resources.”

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

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

The following presents a summary of the operations for the three months ended March 31, 2013 and March 31, 2012 and a general discussion of each material Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three Months Ended March 31, 2013

The Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2013 was $15,596,353 compared to the Company’s net realized and unrealized gain/(loss) for the three months ended March 31, 2012 of $19,788,103.

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

Underwhelming economic data and a moderate earnings picture did little to offset bullish investor sentiment driven by key policy announcements in January. Especially, U.S.-based risk assets recorded early gains as a partial resolution of the Fiscal Cliff was signaled and debt ceiling concerns were calmed for the moment with a temporary extension bill. With positive news on monetary policy also in Europe and less news out of Japan, developed markets were broadly up in January. However, market momentum stalled in February as day-to-day volatility increased. Markets were subject to the offsetting influences of positive sentiment from stronger M&A activity and improving U.S. data on the one hand and weaker international data, lingering uncertainty regarding U.S. policy and renewed concern regarding European political risk on the other hand. However, most markets regained positive momentum in early March. A spate of strong U.S. economic data at the start of the month put economic concerns to the background. While the news around the planned bank bailout in Cyprus caused some pullback, these concerns were ultimately cast aside as well and the S&P completed its recovery from a drawdown that had lasted more than five years to post a record high close on the final day of the month.

Over the first quarter as a whole, global equity markets (proxied by the MSCI World Index Hedged USD) were up 9.2%. However, there was notable performance dispersion across different regions, largely reflecting differing economic and political developments. The U.S., where economic data broadly improved over the first quarter, and Japan, where political change increased expectations for more active monetary and fiscal policy, were among the strongest regions with the S&P 500 up 10.6% and the Topix (quoted in Japanese yen) up 21.5%. Continuing political uncertainty in Europe kept gains for the MSCI Europe (Total Return Net USD) to 2.7% as equity markets in Southern Europe continued to decline. The notable underperformers during the first quarter were emerging markets, with the MSCI Emerging Markets (Total Return Net USD) declining by 1.6%. Losses were particularly strong in Brazil where the Bovespa Index declined by 7.5% on the back of lower growth and increased inflation expectations. Credit markets also reflected the more benign economic environment throughout the first quarter as spreads on the Credit Suisse High Yield Index tightened and the index returned 2.9%.

After many FX markets traded sideways in 2012 and volatility generally declined, FX markets saw some more significant moves over the first quarter of 2013. The U.S. dollar strengthened against most currencies, with the most significant moves in developed markets. The Japanese yen continued to weaken over the quarter and lost 7.9% relative to the U.S. dollar as the expectations for a structural shift towards looser monetary policy in Japan weighed on the currency. The British pound declined by 6.5% relative to the U.S. dollar as the British economy continues to lag behind the U.S.’ more positive outlook. The notable exception to the stronger U.S. dollar trend and one of the few emerging market currencies with positive performance over the quarter was the Mexican peso, which appreciated with both the expected positive impact from economic reforms as well as the country’s leverage to stronger U.S. growth helping the appreciation.

In fixed income, government bond yields in most larger developed markets remained relatively unchanged quarter over quarter. In the U.S., long-term yields increased slightly whereas yields across the yield curve remained relatively unchanged in Europe. The biggest moves in yields over the first quarter happened in Japan where 30-year government bond yields declined by 47 bps. In the UK, yields at the front end of the curve continued to decline as the expectation for continued accommodative monetary policy increased.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of March 31, 2013, as well as each material Investee’s net return for the three months ended March 31, 2013.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended March 31, 2013 Net Return(2)
ELSM	41.56%	5.69%
EDM	26.89%	4.66%
GTTM	32.58%	2.73%

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)

These returns are based on the performance of Class C Series 1 units for ELSM, EDM and GTTM. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2013, the Company’s Class A Series 1 units returned 3.62% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three months ended March 31, 2013 is described in the following.

Equity Long/Short Managers LLC

As of March 31, 2013, ELSM represented approximately 42% of the Company’s members’ equity. ELSM returned 5.69% for Class C Series 1 units for the three months ended March 31, 2013.

ELSM Advisors generated broadly positive performance in the first quarter of 2013. While rising equity markets provided a tail wind for ELSM Advisors, idiosyncratic performance from stock picking was also strong.

In January, ELSM Advisors generated positive absolute performance, although there was some dispersion across the strategy in terms of outperformance. Performance was generally in line with managers’ moderate level of net exposure entering the month. As such, ELSM Advisors with higher levels of net long exposure generally outperformed peers in the sector. Top performing ELSM Advisors also benefited from idiosyncratic stock gains and long exposure to the financials, healthcare, energy, and consumer sectors. Underperforming ELSM Advisors were generally more defensively positioned with lower overall net exposure, while short exposure broadly detracted across sectors given equity market strength. In February, ELSM Advisors generated positive absolute performance. Many ELSM Advisors produced performance that was in line with or better than that of global equity markets on an absolute basis, delivering a modest amount of alpha. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to the consumer staples, industrials and healthcare sectors. Given the weakness in emerging markets, underperforming ELSM Advisors suffered losses from those markets as well as from exposure to the energy and materials sectors. In March, ELSM Advisors generated positive absolute performance, with most ELSM Advisors finishing the month in positive territory and delivering a modest amount of alpha over equity markets. U.S. and core Europe-focused ELSM Advisors generally outperformed peers, in accordance with the general outperformance of developed market equities. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more defensive sectors such as healthcare, consumer staples, and telecom. Given continued weakness in emerging markets, underperforming ELSM Advisors again lagged from exposure to those markets. Short exposure broadly detracted across ELSM Advisors given the positive market conditions in March.

Event Driven Managers LLC

As of March 31, 2013, EDM represented approximately 27% of the Company’s members’ equity. EDM returned 4.66% for Class C Series 1 units for the three months ended March 31, 2013.

EDM Advisors generally produced positive returns during the first quarter of 2013, with positive performance particularly during January and March, although a modest but positive February also contributed.

Across strategies, EDM Advisors with greater net long exposures or portfolios with higher degrees of underlying risk generally performed best. Conversely, EDM Advisors with balanced or net short exposures experienced muted to negative performance during the quarter. Event driven equities generally performed well during the first quarter, with a strong market backdrop for much of the quarter and outperformance from some common holdings. Merger arbitrage performance was also generally positive, although it represented somewhat limited exposure for many EDM Advisors. Fixed income performed well, supported by low Treasury yields and positive equity market performance for most of the quarter. While the upside in credit has been somewhat capped by already rich valuations, credit continued to rally throughout much of the quarter with yields on performing credit hovering near record lows by the end of the quarter. Additionally, a number of commonly held stressed, distressed and liquidation investments contributed positive performance during the first quarter for many EDM Advisors. Structured credit exposure was also a notable contributor, with price appreciation across RMBS, CMBS and structured corporate credit. Portfolio hedges, albeit generally reduced over the quarter, served as detractors given the broad appreciation across most risk assets and the continuation of muted and downward trending volatility.

Global Tactical Trading Managers LLC

As of March 31, 2013, GTTM represented approximately 33% of the Company’s members’ equity. GTTM returned 2.73% for Class C Series 1 units for the three months ended March 31, 2013.

Tactical trading strategies generated positive performance in the first quarter of 2013 as both macro GTTM Advisors and managed futures GTTM Advisors generated gains on average.

In January, macro GTTM Advisors generally generated the largest positive performance in foreign exchange and equity positions, while the contribution from commodities was positive but more muted and fixed income performance was mixed. Macro GTTM Advisors also realized broadly positive performance from long credit positions, though risk in the asset class was lighter than in others. With respect to managed futures GTTM Advisors, trading in equities and foreign exchange were the largest contributors as the appreciation of global equity indices benefited managers, while short Japanese yen positioning continued to realize gains. Trading in fixed income was the notable detractor in the month as long positioning across the curve suffered as yields increased, while commodities trading generated mixed returns. In February, trading was again positive in aggregate for the tactical trading sector, albeit more disperse for managed futures GTTM Advisors. Macro GTTM Advisors generally generated positive performance from long positions in fixed income, U.S. equities and to a lesser extent in credit. Performance in foreign exchange was mixed depending on U.S. dollar positioning, while long commodity exposure generated losses. Managed futures GTT Advisors realized more disparate returns compared to January. Trading in fixed income was the notable contributor to performance, as long positioning across the curve benefited as yields decreased in the second half of the month. Trading in equities also contributed as long positions generated gains despite giving back some performance near month-end. Commodities trading was a significant detractor as long energies positions suffered, while trading in foreign exchange also detracted. In March, the tactical trading sector again realized positive performance, driven by gains from both managed futures GTTM Advisors and macro GTTM Advisors. Macro GTTM Advisors generally generated positive performance in equities, driven by long exposure in the U.S., as well as in foreign exchange trading due to long exposure to the U.S. dollar and short exposure to the Euro and Japanese yen. Performance was more challenging in fixed income markets and commodities trading was more mixed. Managed futures GTTM Advisors realized positive performance in March, as most strategies generated gains. Trading in equities was a notable contributor through the month as most managers benefited from long positioning across U.S. indices. Foreign exchange also contributed as many managed futures GTTM Advisors again benefitted from being short Japanese yen. Trading in fixed income was more mixed but was broadly positive for managers with larger long European bond positions. Commodities trading was more muted as the asset class generally remains range-bound, with most managers realizing modest losses.

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

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended March 31, 2012 Net Return(2)
ELSM	40.61%	5.79%
EDM	24.46%	4.17%
GTTM	31.27%	2.21%

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is based on the members’ equity per the Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

(2)

These returns are based on the performance of Class C Series 1 units for ELSM, EDM and GTTM. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three months ended March 31, 2012, the Company’s Class A Series 1 units returned 3.37% net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three months ended March 31, 2012 is described in the following.

Equity Long/Short Managers LLC

As of March 31, 2012, ELSM represented approximately 41% of the Company’s members’ equity. ELSM returned 5.79% for Class C Series 1 units for the three months ended March 31, 2012.

ELSM Advisors generated broadly positive performance in the first quarter of 2012 as rising equity markets and improved investor sentiment created a fertile environment for stock picking.

In January, ELSM Advisors’ performance benefited from an aggressive broad sector rotation effect that caused the weakest sectors of 2011 to rally significantly and outperform the markets during the month, including financials, materials, industrials, consumer discretionary and technology. ELSM Advisors with long exposure to these sectors as well as small capitalization investments generally outperformed peers and kept pace with the market rally. Top performing ELSM Advisors were generally more net long versus their peers. Rising equity markets across the U.S., Europe, and Asia, resulted in mixed, but generally positive manager performance across different geographies. ELSM Advisors with greater short exposure to those sectors that rallied and greater long exposure to more defensive sectors generally underperformed in January. In February, ELSM Advisors realized gains with most ELSM Advisors finishing in positive territory. In general, many of the same trends that had characterized January continued into February. Cyclical sectors, such as technology, financials, consumer discretionary and energy continued to lead the rally during the month. ELSM Advisors with long exposure to these sectors as well as higher net exposure to emerging market equities generally outperformed peers. Similar to January, ELSM Advisors with greater short exposure to those sectors that rallied and greater long exposure to more defensive sectors generally underperformed in February. Fundamentally focused ELSM Advisors generally outperformed, especially those with higher directional exposure. In March, ELSM Advisors generally realized modest positive performance, producing returns that were generally in line with that of global equity markets in the aggregate, although there was some dispersion of performance across the sector. Top performing ELSM Advisors benefited from long exposure to the information technology, consumer discretionary, consumer staples, and financials sectors. U.S.-focused ELSM Advisors generally outperformed peers, in accordance with the outperformance of U.S. equities. Underperforming ELSM Advisors realized losses from long exposure to the emerging markets, the energy and materials sectors, and idiosyncratic company-specific events. Short exposure broadly detracted across ELSM Advisors in March.

Event Driven Managers LLC

As of March 31, 2012, EDM represented approximately 24% of the Company’s members’ equity. EDM returned 4.17% for Class C Series 1 units for the three months ended March 31, 2012.

EDM Advisors generally produced positive returns during the first quarter of 2012. Positive sentiment developing in December 2011 continued into the first quarter of 2012, with improving macro conditions and generally reduced tail risks.

In January, EDM Advisors benefited from “risk on” sentiment, with long positions in both equities and credit contributing to performance. However, with market volatility that had persisted throughout the latter half of 2011, Advisors generally maintained balanced positioning to begin 2012. As such, EDM Advisors typically did not capture the full upside performance of broad markets. EDM Advisors with more net long exposure or portfolios with more underlying risk composition generally performed best in January. Conversely, EDM Advisors with more balanced or net short exposure experienced either muted positive or negative performance during January. Drivers of performance in February were similar to those in January. Equity exposure generally contributed gains, particularly in certain special situations equity positions where prices continued to rebound sharply from depressed levels in late 2011. Similarly, credit markets experienced spread compression and positive returns across both the high yield and loan markets. Positive sentiment in January and February largely carried through the month of March as well, albeit with some reversals throughout the month. Equity exposure, including special situations equity and merger arbitrage positions, generally contributed positive returns in March. Credit performance was more muted, due partly to rising rates as well as widening credit spreads in some instances. Through most of the first quarter of 2012, hedges and short exposure typically detracted from performance as prices of risk assets generally rose.

Global Tactical Trading Managers LLC

As of March 31, 2012, GTTM represented approximately 31% of the Company’s members’ equity. GTTM returned 2.21% for Class C Series 1 units for the three months ended March 31, 2012.

Tactical trading strategies generated positive performance in the first quarter of 2012. Both macro GTTM Advisors and managed futures GTTM Advisors exhibited fairly high dispersion throughout the quarter, but overall generated positive returns in the aggregate.

In both January and February, macro GTTM Advisors and managed futures GTTM Advisors experienced gains as healthy economic data and an improving investor risk sentiment benefited tactical trading strategies. Macro GTTM Advisors and managed futures GTTM Advisors broadly benefited from gains in long-biased commodities trading, most notably in energies and precious metals. Performance was mixed in currency trading as macro GTTM Advisors and managed futures GTTM Advisors had mixed positioning in the U.S. Dollar, which broadly depreciated against most currencies in January. Macro GTTM Advisors generally profited from trading in fixed income and experienced mixed performance in equities, while managed futures GTTM Advisors inversely experienced gains in long developed and emerging market equity positioning and realized mixed performance in fixed income. March was characterized by mixed economic data, which cast uncertainty over recently improved investor risk sentiment. In the aggregate, tactical trading strategies experienced negative performance in March. Managed futures GTTM Advisors were the primary driver of losses for the sector, while macro GTTM Advisors realized modest losses in aggregate with fairly high dispersion; macro GTTM Advisor positioning was less uniform and several macro GTTM Advisors were able to tactically trade around the mixed economic data. Trading in fixed income generally contributed positively for macro GTTM Advisors, as yield curve steepeners and outright short positions in the back of the U.S. and European yield curves were profitable, while long positions in short-term emerging markets rates also realized gains; trading in currencies and commodities generally detracted. Losses for managed futures GTTM Advisors occurred primarily in fixed income, as long positions suffered, most notably in U.K. and U.S. government bonds. Managed futures GTTM Advisors also had limited success trading in both currencies and commodities, both of which detracted in the quarter.

Comparison of Selected Financial Information for the Three Months ended March 31, 2013 and March 31, 2012

Dividend Income

Dividend income for the three months ended March 31, 2013 and 2012 was $950 and $2,408, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three months ended March 31, 2013 was $1,196,203 compared to the three months ended March 31, 2012 of $1,687,250. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended March 31, 2013 compared to the period ended March 31, 2012.

Professional fees for the three months ended March 31, 2013 were $298,252 compared to the three months ended March 31, 2012 of $312,350. The decrease in professional fees for the period ended March 31, 2013 compared to the period ended March 31, 2012 was primarily due to decreased costs related to reduced agreed-upon procedures for regulatory filing requirements for Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the three months ended March 31, 2013 and 2012, the Company incurred an administration fee of $26,015 and $33,872, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three months ended March 31, 2013 and 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $44,873 and $61,937, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three months ended March 31, 2013 were $51,763 compared to the three months ended March 31, 2012 of $52,904.

Incentive Allocation

The Incentive Allocation for the three months ended March 31, 2013 was $592,607 compared to the three months ended March 31, 2012 of $14,583. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither EDMAT, RVM, nor HFPO provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the first quarter of 2013. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of March 31, 2013, approximately 1% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of March 31, 2013, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of March 31, 2013.

HFS, the managing member of EDM, created EDMAT for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of EDMAT (the “Trustee”). The Trustee appointed HFS as the “Special Assets Direction Advisor”, responsible for, among other things, disposition of EDMAT assets. On March 31, 2009, EDM transferred to EDMAT its interest in certain illiquid investments, including illiquid investments made by Advisor Funds, as well as liquidating vehicles that the Advisors formed as liquidity decreased for previously liquid investments, such as certain credit instruments. EDM transferred to EDMAT the economic risks and benefits of its interests in the assets. In connection with such transfer, each investor in EDM, including the Company, was issued its pro-rata share of EDMAT interests based on its ownership in EDM as of the transfer date. Distributions from EDMAT in respect of EDMAT interests will be made to holders of EDMAT interests, including the Company, as amounts in respect of the assets transferred to EDMAT are received from the Advisors. However, the actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

The Company received subscriptions from new and existing investors of $250,000 during the three months ended March 31, 2013 and of $4,341,936 during the three months ended March 31, 2012.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $33,629,920 during the three months ended March 31, 2013 and $24,916,187 during the three months ended March 31, 2012. The Company had redemptions payable in the amount of $27,716,023 at March 31, 2013 and $33,690,336 at December 31, 2012. The Company funded the redemptions made in 2012 and in January and April 2013 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in April 2013 had a material adverse effect on the value of the units or the performance of the Company.

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

As of March 31, 2013, the Company had cash and cash equivalents on hand of $15,816,527. As of December 31, 2012, the Company had cash and cash equivalents on hand of $20,212,595.

Investments as of March 31, 2013 were $372,831,630 as compared to $387,461,621 as of December 31, 2012. The decrease was primarily due to net redemptions made by the Company from the Investment Funds partially offset by net realized and unrealized gains during the three months ended March 31, 2013.

At March 31, 2013, the Company had a receivable from Investees redeemed for $138,103 related to a redemption from HFPO.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of March 31, 2013 was $2,038,321 as compared to $1,729,340 as of December 31, 2012. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

The Company generally expects that its cash flows from liquidating its investment positions in the Investment Funds to the extent necessary, and from new subscriptions into the Company, are adequate to fund its operations and liquidity requirements.

The value of the Company’s directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investee level, given that EDM’s Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTTM’s Advisors, and therefore contributing to the Company’s profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by ELSM’s Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

Recent Accounting Pronouncements

There were no recent accounting pronouncements impacting the Company.

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

For the three months ended March 31, 2013 and the fiscal year ended December 31, 2012, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At March 31, 2013 and December 31, 2012, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

Valuations generally are made based on information the Company or the Investees, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. The Company receives preliminary and final NAVs from each of the Investees on a monthly basis. Historically, the Company has not experienced any material variance between the preliminary and final NAVs, which would have required adjustment to the Company’s financial statements. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investees will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company’s Form 10-K for the year ended December 31, 2012 (the “Form 10-K”).

The valuation provisions of the Company’s LLC Agreement and the LLC Agreements of the Investment Funds provide the Managing Member with greater flexibility to more accurately value the Company’s assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. Valuations are performed in a substantially similar manner for EDMAT. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company’s valuation practices is designed to make the Company’s valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

There has been no situation during the periods contained in this Quarterly Report on Form 10-Q where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of March 31, 2013 and as of December 31, 2012, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2013 to March 31, 2013 and from January 1, 2012 to December 31, 2012. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Three Months Ended March 31, 2013
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.56%		$148,860,499	$8.0	(2)
EDM	26.89		96,328,887	4.3	(3)
EDMAT	2.95		10,573,835	0.4	(4)
GTTM	32.58		116,716,375	3.1	(5)
RVM	0.10		352,034	(0.0)	(6)
HFPO	—		—	(0.2)	(7)

Total	104.08	%(8)	$372,831,630	$15.6

	Year Ended December 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.94%		$155,842,998	$14.3	(2)
EDM	26.78		99,506,680	9.3	(3)
EDMAT	2.74		10,169,426	(0.6)	(4)
GTTM	32.59		121,112,624	7.3	(5)
RVM	0.13		479,148	0.1	(6)
HFPO	0.09		350,745	(0.3)	(7)

Total	104.27	%(8)	$387,461,621	$30.1

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
(4)

EDMAT does not provide investors with a voluntary redemption right. Pursuant to the terms of the trust agreement for EDMAT, distributions will be made to holders of interests in EDMAT as EDMAT receives proceeds in respect of its Advisors. The estimated remaining holding period of its remaining underlying investments range from one to five years.

(5)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.
(6)

RVM ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. RVM suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investments range from one to five years.

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

The Managing Member leverages RiskMetrics HedgePlatform, a leading hedge fund transparency service provider, for collecting, modeling and aggregating holdings data from underlying Advisors as well as for computing multiple risk analytics, including Value-at-Risk (“VaR”), for both the underlying Advisor as well as the Company. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including VaR and scenario analysis (stress testing). The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of March 31, 2013, the Managing Member had full position level transparency for approximately 77% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. Based on the March 31, 2013 Investment fund allocation to Advisors and the underlying holdings of these Advisors, the 95% and 99% daily VaR of the Company is 49 bps and 69 bps, respectively. Holdings-based VaR is calculated using Monte Carlo simulations with a three year look back period and is based on actual holdings of Advisors for which position level detail is available; for Advisors where position level detail is not available, realized return history of the Advisor is utilized. The Managing Member believes that the holdings-based VaR assumptions it utilizes are reasonable, given that VaR is only one determinant in the Managing Member’s overall risk management. However, holdings-based VaR has its own limitations. It is effective for risk estimation at short horizons and has limited utility for medium or long horizon risk estimation, since it is computed for a static portfolio and does not account for the dynamic trading behavior of underlying Advisors. Further, its computation can be inaccurate due to mapping and modeling limitations associated with complex portfolios of underlying Advisors and the simplifying assumptions used to account for Advisors who do not provide position level details. Therefore, the Managing Member supplements the holdings-based VaR with a historical VaR metric. This historical VaR metric is calculated using a rolling 36 month historical covariance matrix of underlying Advisors and the March 31, 2013 allocations to underlying Advisors. As of March 31, 2013, the historical 95% and 99% daily VaR of the Company is 39 bps and 56 bps, respectively. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 42% ELSM, 27% EDM and 33% GTTM as of March 31, 2013 as a percentage of members’ equity. The approximate weights of the material Investees were 42% ELSM, 27% EDM and 33% GTTM as of December 31, 2012 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. Neither EDMAT, RVM, nor HFPO provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2013 to March 31, 2013, aggregate subscriptions totaled $250,000. Details of the sale of the series of units are as follows:

Date of Sale	Class and Series of Units	Number of Units Sold	Number of Investors	Total Subscription Amount
March 1, 2013	Class A Series 117	2,500.00	1	$250,000

Total		2,500.00	1	$250,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $33,629,920 during the three months ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Forward-Looking Statements

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

Risk Factors

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

Item 6.	Exhibits

Number	Description

3	Certificate of Amendment to the Certificate of Formation of Goldman Sachs Hedge Fund Partners, LLC, dated March 24, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS HEDGE FUND PARTNERS, LLC (Registrant)

BY:	Goldman Sachs Hedge Fund Strategies, LLC
Managing Member

BY:	/s/ HELEN A. CROWLEY
Name: Helen A. Crowley Title: Chief Financial Officer, Managing Director

Date: May 14, 2013

Index to Exhibits

Number	Description

3	Certificate of Amendment to the Certificate of Formation of Goldman Sachs Hedge Fund Partners, LLC, dated March 24, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002