Form 10-Q
period 2013-06-30
Hedge Fund Managers (Diversified) LLC
filed 2013-08-13
CIK 1173394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-50723

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3638229
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

200 West Street New York, New York	10282
(Address of principal executive offices)	(Zip Code)

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 2,514,826.50 Units of Limited Liability Company Interests outstanding as of August 13, 2013.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

Schedule of Investments

June 30, 2013 and December 31, 2012

	(Unaudited) June 30, 2013		(Audited) December 31, 2012
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Equity Long/Short Managers LLC	$136,432,555	41.16%	$155,842,998	41.94%
Event Driven Managers LLC	93,852,554	28.31	99,506,680	26.78%
Event Driven Managers Asset Tr	8,905,599	2.69	10,169,426	2.74%
Global Tactical Trading Managers LLC	107,761,754	32.51	121,112,624	32.59%
Relative Value Managers LLC	321,271	0.10	479,148	0.13%
HFP Opportunistic Fund LLC	—	—	350,745	0.09%

Total investments (cost $294,058,464 and $344,832,426, respectively)	$347,273,733	104.77%	$387,461,621	104.27%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at June 30, 2013 and December 31, 2012.

	June 30, 2013 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)(3)	Managed Futures	$19,707,332	5.95%

	December 31, 2012 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)(3)	Managed Futures	$20,242,331	5.45%

(1)

Members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 96.54% and 95.60% of members’ equity at June 30, 2013 and December 31, 2012, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.
(3)	On May 15, 2013, Commodities Managers (Managed Futures) LLC was renamed “Tactical Trading Managers (Managed Futures) LLC.”

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

BALANCE SHEET

June 30, 2013 and December 31, 2012

	(Unaudited) June 30, 2013	(Audited) December 31, 2012
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $294,058,464 and $344,832,426, respectively)	$347,273,733	$387,461,621
Cash and cash equivalents	15,374,725	20,212,595

Total assets	$362,648,458	$407,674,216

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$28,264,359	$33,690,336
Management fee payable	2,324,923	1,729,340
Accrued expenses and other liabilities	589,574	658,857

Total liabilities	31,178,856	36,078,533
Members’ equity:
Members’ equity (units outstanding 2,514,826.50 and 2,930,982.83, respectively)	331,469,602	371,595,683

Total liabilities and members’ equity	$362,648,458	$407,674,216

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$278,254,333	$328,966,488
Accumulated net unrealized gain/(loss) on investments	53,215,269	42,629,195

Total members’ equity(1)	$331,469,602	$371,595,683

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six months ended June 30, 2013 and June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend income	$351	$3,192	$1,301	$5,600
Expenses:
Management fee	1,128,720	1,625,405	2,324,923	3,312,655
Professional fees	245,836	326,497	544,088	638,847
Administration fee	24,935	32,882	50,950	66,754
Miscellaneous expenses	24,121	62,636	75,884	115,540

Total expenses	1,423,612	2,047,420	2,995,845	4,133,796

Net investment income/(loss)	(1,423,261)	(2,044,228)	(2,994,544)	(4,128,196)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	4,109,921	4,482,646	6,952,355	8,925,699
Net change in unrealized gain/(loss)	(2,167,845)	(9,921,462)	10,586,074	5,423,588

Net realized and unrealized gain/(loss)	1,942,076	(5,438,816)	17,538,429	14,349,287

Net income/(loss)	$518,815	$(7,483,044)	$14,543,885	$10,221,091

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the six months ended June 30, 2013 (Unaudited)

and the year ended December 31, 2012 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2011	$—	$522,278,771	$522,278,771
Subscriptions	—	6,491,936	6,491,936
Redemptions	(60,416)	(179,612,320)	(179,672,736)
Allocations of net income/(loss):
Incentive allocation	60,416	(60,416)	—
Pro-rata allocation	—	22,497,712	22,497,712

Members’ equity at December 31, 2012	$—	$371,595,683	$371,595,683
Subscriptions	—	1,250,000	1,250,000
Redemptions	(42,580)	(55,877,386)	(55,919,966)
Allocations of net income/(loss):
Incentive allocation	618,578	(618,578)	—
Pro-rata allocation	—	14,543,885	14,543,885

Members’ equity at June 30, 2013	$575,998	$330,893,604	$331,469,602

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2013 and June 30, 2012

	2013	2012
Cash flows from operating activities
Net income/(loss)	$14,543,885	$10,221,091
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(1,489,321)	—
Proceeds from sales of investments in affiliated Investees	59,215,638	39,667,667
Net realized (gain)/loss on investments in affiliated Investees	(6,952,355)	(8,925,699)
Net change in unrealized (gain)/loss on investments in affiliated Investees	(10,586,074)	(5,423,588)
Increase/(decrease) in operating liabilities:
Management fee payable	595,583	1,049,668
Accrued expenses and other liabilities	(69,283)	(47,165)

Net cash from operating activities	55,258,073	36,541,974

Cash flows from financing activities
Subscriptions	1,250,000	6,241,936
Redemptions	(61,345,943)	(46,900,061)

Net cash from financing activities	(60,095,943)	(40,658,125)

Net change in cash and cash equivalents	(4,837,870)	(4,116,151)
Cash and cash equivalents at beginning of period	20,212,595	30,701,757

Cash and cash equivalents at end of period	$15,374,725	$26,585,606

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

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

June 30, 2013

Note 2 - Significant accounting policies

Cash and cash equivalents

Cash and cash equivalents consist of deposits held at banks or money market funds. Cash equivalents, consisting of investments in money market funds, are held at financial institutions to which the Company is exposed to credit risk. Money market funds are valued at net asset value per share.

Allocation of net income/(loss)

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each member’s capital account bears to the total balance of all members’ capital accounts. The Managing Member earns an annual incentive allocation equal to 5.0% of any new net appreciation in the NAV of each series. Any net depreciation in the NAV of a series for a fiscal year must be recouped prior to the Managing Member earning an incentive allocation in future years. The incentive allocation accrues daily and is credited to the capital account of the Managing Member as of December 31 of each year. In the event of an intra-year redemption, any related accrued incentive allocation will be credited to the Managing Member upon redemption.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years. The adoption of ASU No. 2013-08 will not materially affect the Company’s financial condition, results of operations or cash flows.

Note 3 - Investments in affiliated Investees

The Investees seek capital appreciation over time by investing primarily within one of the following Investment Sectors: the equity long/short sector, the event driven sector, the relative value sector and the tactical trading sector. The Company’s investments in affiliated Investees are subject to the terms and conditions of the operating

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 3 - Investments in affiliated Investees

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at June 30, 2013 and December 31, 2012:

Investee	June 30, 2013	December 31, 2012
ELSM	$117,556,499	$142,538,824
EDM	78,845,167	89,089,893
EDMAT	9,038,255	10,519,992
GTTM	88,159,719	101,372,826
RVM	458,824	601,763
HFPO	—	709,128

Total	$294,058,464	$344,832,426

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and six months ended June 30, 2013 and June 30, 2012:

		Three Months Ended June 30,		Six Months Ended June 30,
Investee	Liquidity	2013	2012	2013	2012
ELSM	(1)	$(427,943)	$(2,806,858)	$7,589,558	$8,803,011
EDM	(2)	2,034,319	(321,211)	6,322,618	4,796,394
EDMAT	(3)	(178,915)	(69,606)	225,494	(441,691)
GTTM	(4)	545,378	(2,219,440)	3,649,129	1,307,200
RVM	(5)	(30,763)	(11,579)	(35,729)	119,830
HFPO	(6)	—	(10,122)	(212,641)	(235,457)

Total		$1,942,076	$(5,438,816)	$17,538,429	$14,349,287

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 3 - Investments in affiliated Investees

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

(6)	HFPO ceased its trading activities effective December 31, 2012 and was subsequently liquidated in March 2013.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 3 - Investments in affiliated Investees

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

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the six months ended June 30, 2013 and June 30, 2012. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	June 30, 2013		June 30, 2012
Investee	Management fees	Incentive allocation/fees	Management fees		Incentive allocation/fees
ELSM	1.42%	17.52%	1.59%		19.97%
EDM	1.66%	18.92%	1.69%		19.01%
EDMAT	1.46%	17.79%	1.48%		17.98%
GTTM	2.12%	21.63%	2.08%		21.39%
RVM	1.56%	12.23%	1.62%		12.59%
HFPO	N/A	N/A	—	%(1)	—	%(1)

(1)	The sole Advisor Fund within HFPO is illiquid and the Advisor has elected to forego the management and incentive fees. HFPO was liquidated in March 2013.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at June 30, 2013 and December 31, 2012:

	June 30, 2013
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$136,432,555	$—	$136,432,555
Event Driven	—	93,852,554	8,905,599	102,758,153
Tactical Trading	—	107,761,754	—	107,761,754
Relative Value	—	—	321,271	321,271
Multi-Sector	—	—	—	—

Total	$—	$338,046,863	$9,226,870	$347,273,733

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$155,842,998	$—	$155,842,998
Event Driven	—	99,506,680	10,169,426	109,676,106
Tactical Trading	—	121,112,624	—	121,112,624
Relative Value	—	—	479,148	479,148
Multi-Sector	—	—	350,745	350,745

Total	$—	$376,462,302	$10,999,319	$387,461,621

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 4 - Fair Value Measurements

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $15,355,675 and $19,660,555, which were classified as Level 1 assets as of June 30, 2013 and December 31, 2012, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended June 30, 2013 and June 30, 2012, respectively:

Investees by investment strategy

	Event Driven	Relative Value	Total
Balance as at April 1, 2013	$10,573,835	$352,034	$10,925,869
Net realized gain/(loss) on investments in affiliated investees	56,961	—	56,961
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2013	(235,876)	(30,763)	(266,639)
Sales	(1,489,321)	—	(1,489,321)
Transfers out of Level 3	—	—	—

Balance at June 30, 2013	$8,905,599	$321,271	$9,226,870

Investees by investment strategy

	Event Driven	Relative Value	Multi-Sector	Total
Balance as at April 1, 2012	$12,023,615	$1,256,576	$466,324	$13,746,515
Net realized gain/(loss) on investments	—	—	—	—
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2012	(69,606)	(11,579)	(10,122)	(91,307)
Sales	—	—	—	—

Balance as at June 30, 2012	$11,954,009	$1,244,997	$456,202	$13,655,208

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the six months ended June 30, 2013 and June 30, 2012, respectively:

Investees by investment strategy

	Event Driven	Relative Value	Multi-Sector	Total
Balance as at January 1, 2013	$10,169,426	$479,148	$350,745	$10,999,319
Net realized gain/(loss) on investments in affiliated investees	56,961	8,334	(212,641)	(147,346)
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2013	168,533	(44,063)	—	124,470
Sales	(1,489,321)	(122,148)	(138,104)	(1,749,573)
Transfers out of Level 3	—	—	—	—

Balance at June 30, 2013	$8,905,599	$321,271	$—	$9,226,870

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 4 - Fair Value Measurements

Investees by investment strategy

	Event Driven	Relative Value	Multi-Sector	Total
Balance as at January 1, 2012	$13,856,921	$1,125,167	$691,659	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(52,972)	—	—	(52,972)
Net change in unrealized gain/(loss) on investments in affiliated investees held at June 30, 2012	(388,719)	119,830	(235,457)	(504,346)
Sales	(1,461,221)	—	—	(1,461,221)

Balance as at June 30, 2012	$11,954,009	$1,244,997	$456,202	$13,655,208

Note 5 - Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one-twelfth of 0.02% of the net assets of the Company as of each month-end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended June 30, 2013 and June 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $42,391 and $61,136, respectively. For the six months ended June 30, 2013 and June 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $87,263 and $123,073, respectively.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 6 - Risk Management

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 6 - Risk Management

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company provides for the subscription and redemption of units and it is therefore exposed to the liquidity risk of meeting member redemptions.

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 — Investments in affiliated Investees”, neither EDMAT nor RVM provide investors with a voluntary redemption right. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of June 30, 2013 and December 31, 2012, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2013 and December 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of June 30, 2013 and December 31, 2012.

To mitigate some of the liquidity risks above, the Company has the ability to suspend redemptions prior to the effectiveness of redemption requests at the Managing Member’s sole discretion should conditions warrant.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 6 - Risk Management

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

Note 7 - Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at June 30, 2013 and December 31, 2012, respectively.

Included in the redemptions payable on the Balance Sheet at June 30, 2013 and December 31, 2012 were redemptions due to the Managing Member of $42,580 and $60,416, respectively.

For the six months ended June 30, 2013, the Company earned dividends of $1,301 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the six months ended June 30, 2012 the Company earned dividends of $5,600 from an

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 7 - Related parties

investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At June 30, 2013 and December 31, 2012, the fair values of such money market investments were $15,355,675 and $19,660,555, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at June 30, 2013 and December 31, 2012. Employees of Goldman, Sachs & Co. owned less than 1% of the Company’s equity at June 30, 2013 and December 31, 2012.

Members’ Equity for Class A Series 1 as disclosed in “Note 8 — Members’ equity” includes equity provided by the Managing Member at June 30, 2013 and December 31, 2012, of $1,132 and $1,091, respectively.

Note 8 - Members’ equity

At June 30, 2013 and December 31, 2012, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units.

The Company’s unit activity for the six month period ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	December 31, 2012	Unit Conversion	Subscriptions	Redemptions	June 30, 2013
Class A:	2,930,982.83	2,881.76	12,500.00	(431,538.09)	2,514,826.50

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	December 31, 2012
Class A:	4,330,758.94	—	64,919.36	(1,464,695.47)	2,930,982.83

At June 30, 2013 and December 31, 2012, members’ equity consisted of the following:

	December 31, 2012	Subscriptions	Redemptions	Net income/ (loss)	June 30, 2013
Managing Member	$—	$—	$(42,580)	$618,578	$575,998
Class A:	371,595,683	1,250,000	(55,877,386)	13,925,307	330,893,604

Total	$371,595,683	$1,250,000	$(55,919,966)	$14,543,885	$331,469,602

	December 31, 2011	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2012
Managing Member	$—	$—	$(60,416)	$60,416	$—
Class A:	522,278,771	6,491,936	(179,612,320)	22,437,296	371,595,683

Total	$522,278,771	$6,491,936	$(179,672,736)	$22,497,712	$371,595,683

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 8 - Members’ equity

The following amounts represent the units outstanding and NAV per unit for each series:

	June 30, 2013		December 31, 2012
	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Managing Member	—	—	—	—
Class A:
Series 1	1,280,697.52	$157.62	1,484,075.35	$151.91
Series 45	31,780.06	103.10	31,780.06	99.36
Series 46	832,002.54	104.82	743,756.34	101.05
Series 47	20,000.00	102.77	20,000.00	99.03
Series 49	45,522.73	103.60	61,022.73	99.87
Series 50	92,212.62	101.81	98,685.95	98.05
Series 51	51,300.00	101.75	58,800.00	98.00
Series 52	—	—	52,323.77	100.62
Series 66	15,965.80	112.82	19,601.91	108.55
Series 68	15,702.29	112.82	15,702.29	108.55
Series 69	9,881.94	112.82	9,881.94	108.55
Series 70	6,848.67	112.82	6,848.67	108.55
Series 72	6,915.70	112.82	6,915.70	108.55
Series 73	1,335.83	112.82	1,335.83	108.55
Series 82	—	—	6,147.24	104.31
Series 83	5,460.80	108.40	5,460.80	104.31
Series 91	—	—	27,500.00	100.69
Series 92	—	—	16,000.00	100.52
Series 93	16,750.00	103.27	18,250.00	99.53
Series 94	27,450.00	103.46	34,200.00	99.73
Series 95	31,500.00	102.39	40,417.34	98.64
Series 96	11,000.00	103.49	21,000.00	99.76
Series 97	—	—	17,000.00	101.19
Series 98	—	—	11,250.00	101.26
Series 99	—	—	8,500.01	103.12
Series 100	—	—	37,607.54	104.96
Series 101	—	—	9,500.00	103.82
Series 102	—	—	2,500.00	104.19
Series 103	—	—	23,243.86	104.61
Series 104	—	—	12,500.00	103.05
Series 105	—	—	7,675.50	101.86
Series 106	—	—	4,500.00	101.37
Series 107	—	—	9,000.00	101.32
Series 108	—	—	5,500.00	102.25
Series 109	—	—	2,500.00	102.76
Series 117	2,500.00	101.20	—	—
Series 120	10,000.00	98.73	—	—

Total	2,514,826.50		2,930,982.83

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 9 - Ownership in Investees

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$136,432,555	$372,156,630	36.66%
EDM	93,852,554	$286,025,183	32.81%
EDMAT	8,905,599	$31,692,077	28.10%
GTTM	107,761,754	$501,686,785	21.48%
RVM	321,271	$1,223,036	26.27%

Total	$347,273,733

	December 31, 2012
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$155,842,998	$379,799,470	41.03%
EDM	99,506,680	$285,567,970	34.85%
EDMAT	10,169,426	$36,189,621	28.10%
GTTM	121,112,624	$519,094,098	23.33%
RVM	479,148	$1,824,051	26.27%
HFPO	350,745	$590,725	59.38%

Total	$387,461,621

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 - Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 10 - Indemnifications

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

Note 11 - Financial Highlights

Financial highlights for the Company for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Class A Series 1	Class A Series 1	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$157.40	$149.75	$151.91	$144.87
Income from operations:
Net realized and unrealized gain/(loss)	0.86	(1.55)	7.23	3.91
Net investment income/(loss)(1)(2)	(0.64)	(0.58)	(1.52)	(1.16)

Total income/(loss) from operations	0.22	(2.13)	5.71	2.75

Net asset value, end of period	$157.62	$147.62	$157.62	$147.62

Ratios to average members’ equity(3)
Expenses	1.59%	1.58%	1.63%	1.56%
Incentive allocation	0.01	0.00	0.17	0.00

Total expenses and incentive allocation	1.60%	1.58%	1.80%	1.56%

Net investment income/(loss)(2)	(1.59)%	(1.58)%	(1.79)%	(1.56)%

Total return (prior to incentive allocation)	0.15%	(1.43)%	3.93%	1.89%
Incentive allocation	(0.01)	(0.00)	(0.17)	(0.00)

Total return(4)	0.14%	(1.43)%	3.76%	1.89%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.
(2)	Includes incentive allocation, if applicable.
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

June 30, 2013

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

Note 12 - Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the six months ended June 30, 2013 (the “Significant Investees”):

Balance Sheet

The balance sheets as of June 30, 2013 and December 31, 2012, are summarized as follows:

	June 30, 2013
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$306,616,476	$249,582,579	$313,319,016
Investments in affiliated Investees, at fair value	38,289,436	24,744,881	197,232,752
Cash and cash equivalents	497,090	11,556,258	12,956,770
Other assets	54,376,325	12,817,868	14,784,753

Total assets	$399,779,327	$298,701,586	$538,293,291

Liabilities and Net Assets
Liabilities
Redemptions payable	$22,084,129	$12,024,500	$34,044,063
Loan payable	5,000,000	—	—
Accrued expenses and other liabilities	538,568	651,903	2,562,443

Total liabilities	27,622,697	12,676,403	36,606,506
Net assets	372,156,630	286,025,183	501,686,785

Total liabilities and net assets	$399,779,327	$298,701,586	$538,293,291

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 12 - Significant Investees

	December 31, 2012
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$379,593,219	$249,255,409	$328,713,522
Investments in affiliated Investees, at fair value	—	24,152,692	201,813,152
Cash and cash equivalents	1,876,062	24,595,019	1,635,585
Other assets	18,541,017	3,414,541	14,000,000

Total assets	$400,010,298	$301,417,661	$546,162,259

Liabilities and Net Assets
Liabilities
Redemptions payable	$19,735,371	$15,277,149	$13,395,455
Loan payable	—	—	12,000,000
Accrued expenses and other liabilities	475,457	572,542	1,672,706

Total liabilities	20,210,828	15,849,691	27,068,161
Net assets	379,799,470	285,567,970	519,094,098

Total liabilities and net assets	$400,010,298	$301,417,661	$546,162,259

Statement of Operations

For the three months ended June 30, 2013 and June 30, 2012, the statements of operations are summarized as follows:

	June 30, 2013
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$11,731,477	$10,704,376	$3,155,975
Net change in unrealized gain/(loss) on Investees	(12,686,028)	(3,976,523)	(349,009)
Investment income	174	294	382
Expenses	(408,423)	(409,611)	(1,448,728)

Net income/(loss) from operations	$(1,362,800)	$6,318,536	$1,358,620

	June 30, 2012
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$3,759,762	$5,570,926	$50,358
Net change in unrealized gain/(loss) on Investees	(9,752,553)	(6,213,429)	(7,787,311)
Investment income	206	1,727	1,605
Expenses	(440,696)	(469,803)	(1,335,352)

Net income/(loss) from operations	$(6,433,281)	$(1,110,579)	$(9,070,700)

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 12 - Significant Investees

For the six months ended June 30, 2013 and June 30, 2012, the statements of operations are summarized as follows:

	June 30, 2013
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$16,143,080	$12,995,213	$6,009,864
Net change in unrealized gain/(loss) on Investees	5,387,141	7,254,899	11,617,372
Investment income	443	1,123	1,056
Expenses	(812,006)	(814,426)	(2,939,376)

Net income/(loss) from operations	$20,718,658	$19,436,809	$14,688,916

	June 30, 2012
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$8,786,805	$9,620,926	$5,386,853
Net change in unrealized gain/(loss) on Investees	11,273,542	3,777,581	(1,661,020)
Investment income	491	3,022	2,426
Expenses	(931,287)	(977,380)	(2,639,599)

Net income/(loss) from operations	$19,129,551	$12,424,149	$1,088,660

Statement of Cash Flows

For the six months ended June 30, 2013 and June 30, 2012, the statements of cash flows are summarized as follows:

	June 30, 2013
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$20,718,658	$19,436,809	$14,688,916
Net change in investments in Investees and affiliated Investees	34,687,307	(919,359)	19,974,906
Net change in operating assets and liabilities	(35,772,197)	(9,323,966)	104,984

Net cash provided by/(used in) operating activities	19,633,768	9,193,484	34,768,806

Cash flows from financing activities
Net subscriptions/(redemptions)	(26,012,740)	(22,232,245)	(11,447,621)
Proceeds/(repayments) from loan	5,000,000	—	(12,000,000)

Net cash provided by/(used in) financing activities	(21,012,740)	(22,232,245)	(23,447,621)

Net change in cash and cash equivalents	(1,378,972)	(13,038,761)	11,321,185
Cash and cash equivalents at beginning of period	1,876,062	24,595,019	1,635,585

Cash and cash equivalents at end of period	$497,090	$11,556,258	$12,956,770

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 12 - Significant Investees

	June 30, 2012
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

As of June 30, 2013, the Company had total assets of $362,648,458 compared with total assets of $407,674,216 as of December 31, 2012. Total liabilities of the Company were $31,178,856 as of June 30, 2013 compared with $36,078,533 as of December 31, 2012. Members’ equity of the Company was $331,469,602 as of June 30, 2013 compared with $371,595,683 as of December 31, 2012.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member (such funds and any successor funds thereto, individually, an “Investment Fund” and collectively the “Investment Funds”), each of which (directly or through other entities) allocates its assets to, or invests in entities (“Advisor Funds”) managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are Global Tactical Trading Managers LLC (“GTTM”), which employs investment strategies in the tactical trading sector; Equity Long/Short Managers LLC (“ELSM”), which employs investment strategies within the equity long/short sector; and Event Driven Managers LLC (“EDM”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Event Driven Managers Asset Tr (“EDMAT”), which is a trust containing certain interests in illiquid assets transferred by EDM and Relative Value Managers LLC (“RVM” and together with EDMAT and the Investment Funds, the “Investees”) which, along with EDMAT, is in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012

The following presents a summary of the operations for the three and six months ended June 30, 2013 and June 30, 2012 and a general discussion of each material Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Six Months Ended June 30, 2013

The Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2013 was $1,942,076 and $17,538,429, respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2012 of $(5,438,816) and $14,349,287, respectively.

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

April brought weaker economic data early in the month, making the direction of fiscal and monetary policy somewhat more difficult to forecast. This was not the case in Japan, where the Bank of Japan’s announcement of expanded asset purchases confirmed policymakers’ dovish intent, weakening the yen further and extending the rally in Japanese equities. Gold prices experienced a sharp mid-month decline, partially driven by uncertainty over central bank policy in the U.S., while underwhelming growth data out of emerging markets underscored a weakening demand outlook for commodities more broadly. Higher levels of intra-month volatility were reflective of investors’ struggle to discern between a temporary pause in data and a more lasting downturn. Despite aggregate quarterly earnings and sales growth that were also characteristic of a low-growth macro environment, positive momentum and bullish sentiment ultimately prevailed, with most equity markets finishing higher at month-end. However, the consistent improvement in economic data, which fueled the upward momentum early in the year, gave way to mixed messages in May. Optimism from better U.S. payrolls and strong Japanese growth data was tempered by weaker U.S. manufacturing, tepid Chinese activity data and persistent sluggishness in Europe. Concerns were initially shrugged off as markets marched higher, but this shifted when policy uncertainty resurfaced with Federal Reserve Chairman Ben Bernanke’s suggestion that quantitative easing could be tapered “in the next few meetings” if data continues to improve. This coincided with a sharp rise in yields as investors repriced fixed income assets. While some had expected Bernanke to qualify his initial comments on tapering in subsequent statements, he reinforced that tapering would likely begin “later this year” following the Federal Open Market Committee’s June meeting. Monetary policy also influenced markets elsewhere, with the European Central Bank and Bank of England remaining on hold despite challenging economic conditions, while the Bank of Japan’s aggressive program of quantitative easing continued to be a key driver of Japanese asset price performances. The potential shift in monetary policy has had global implications, with emerging market assets and other carry-oriented investments coming under pressure. Market volatility has increased alongside a shift in cross-asset correlations, with investors acutely focused on digesting macro data releases and their impact on central banks’ reaction function.

Equity market momentum slowed notably over the quarter, but the MSCI World still ended with a positive return of 0.7% after strong gains throughout the first half of the quarter were not fully offset by losses starting in the second half of May. The small positive performance overall came with notable regional dispersion. Japan was among the strongest markets over the quarter with the Topix index (Total Return, in JPY) up 9.7%. The S&P 500 in the U.S. gained 2.9% over the quarter while the DJ Stoxx 600 in Europe declined by 3.0%. Emerging markets continued to struggle over the second quarter and especially in June with the MSCI Emerging Markets losing 8.0% over the quarter. High yield bonds, as measured by the Credit Suisse High Yield Index, lost around 1.4% over the quarter as both rising rates and declining risk sentiment in June hurt performance.

As mentioned above, central bank activity and especially the Federal Reserve’s comments on potential tapering of its quantitative easing program led to rising yields in most major developed markets. The increases were most pronounced in the U.S. and the UK, where 10-year yields increased by 64 bps and 68 bps respectively, but also Europe (10-year yields +44 bps) and Japan (10-year yields +30 bps) saw increasing yields. In foreign exchange, the U.S. dollar weakened slightly against the euro and the British pound, but strengthened against most other currencies, especially from emerging market or commodity-related economies, including 12.3% against the Australian dollar, 9.4% against the Brazilian real and 8.7% against the Indian rupee. The Japanese yen continued to weaken over the quarter, despite a short bout of yen strength in May, as monetary and fiscal easing continued in Japan. Commodity markets were generally negative over the quarter; the S&P GSCI Total Return Index lost 5.9%. Losses were most pronounced in precious metals as gold was down more than 20% and silver more than 30%.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of June 30, 2013, as well as each material Investee’s net return for the three and six months ended June 30, 2013.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended June 30, 2013 Net Return(2)	Six Months Ended June 30, 2013 Net Return(2)
ELSM	41.16%	(0.31)%	5.36%
EDM	28.31%	2.24%	7.00%
GTTM	32.51%	0.51%	3.25%

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

For the three and six months ended June 30, 2013, the Company’s Class A Series 1 units returned 0.14% and 3.76%, respectively net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and six months ended June 30, 2013 is described in the following.

Equity Long/Short Managers LLC

As of June 30, 2013, ELSM represented approximately 41% of the Company’s members’ equity. ELSM returned (0.31)% and 5.36%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2013.

For the Three Months Ended June 30, 2013

ELSM Advisors generated negative performance in the second quarter. In April, ELSM Advisors generated negative absolute performance, although there was some dispersion. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more defensive sectors such as telecom, healthcare, and consumer staples. ELSM Advisors with greater net exposure to cyclical sectors and greater exposure to small market capitalization companies tended to underperform. In May, ELSM Advisors generated positive absolute performance, with most Advisors finishing the month in positive territory. Top performing ELSM Advisors benefited from idiosyncratic stock gains, greater exposure to the U.S. and Europe, and long exposure to more cyclical sectors such as financials, industrials and technology. Underperforming ELSM Advisors suffered losses from long exposure to emerging markets and more defensive sectors, while short exposure broadly detracted across sectors. In June, ELSM Advisors generated negative absolute performance, although there was fairly high dispersion across Advisors. Performance of the sector in aggregate was generally in line with ELSM Advisors’ net exposure given the moderate decline of global equities. Top performing ELSM Advisors benefited from long exposure to the U.S. and to more defensive sectors including telecommunications and consumer staples, in addition to consumer discretionary. Given the weakness in emerging markets and Europe, underperforming ELSM Advisors lagged from exposure to those markets. ELSM Advisors with greater long exposure to more cyclical sectors, such as information technology, energy, and materials, also lagged peers.

For the Six Months Ended June 30, 2013

ELSM Advisors generated positive performance in the first half of 2013 as gains in the first quarter were not fully offset by losses in the second quarter.

While rising equity markets provided a tail wind for ELSM Advisors in the first quarter, idiosyncratic performance from stock picking was also strong and ELSM Advisors generated positive performance in every month. In January, top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to the financials, healthcare, energy and consumer sectors. Underperforming ELSM Advisors were generally more defensively positioned with lower overall net exposure, while short exposure broadly detracted across sectors given equity market strength. In February, top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to the consumer staples, industrials, and healthcare sectors. Given weakness in emerging markets, underperforming ELSM Advisors suffered losses from those markets as well as from exposure to the energy and materials sectors. In March, top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more defensive sectors such as healthcare, consumer staples, and telecom. Given the continued weakness in emerging markets, ELSM Advisors again lagged from exposure to those markets. Short exposure broadly detracted across ELSM Advisors given the positive market conditions in March.

Performance was more mixed during the second quarter of the year with losses in April and June not offset by gains in May. In April, top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more defensive sectors such as telecom, healthcare, and consumer staples. ELSM Advisors with greater net exposure to cyclical sectors and greater exposure to small market capitalization companies tended to underperform. In May, top performing ELSM Advisors benefited from idiosyncratic stock gains, greater exposure to the U.S. and Europe, and long exposure to more cyclical sectors such as financials, industrials, and technology. Underperforming ELSM Advisors suffered losses from long exposure to emerging markets and more defensive sectors, while short exposure broadly detracted across sectors. In June, top performing ELSM Advisors benefited from long exposure to the U.S. and to more defensive sectors including telecommunications and consumer staples, in addition to consumer discretionary. Given the weakness in emerging markets and Europe, underperforming ELSM Advisors lagged from exposure to those markets. ELSM Advisors with greater long exposure to more cyclical sectors such as information technology, energy, and materials, also lagged peers.

Event Driven Managers LLC

As of June 30, 2013, EDM represented approximately 28% of the Company’s members’ equity. EDM returned 2.24% and 7.00%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2013.

For the Three Months Ended June 30, 2013

Performance of EDM Advisors in the second quarter was modestly positive, with gains generated during April and May, followed by losses in June. Most sub-strategies employed by EDM Advisors (e.g. special situations equities, merger arbitrage, various distressed situations and structured credit) generated positive performance during April and May, but suffered in June as macroeconomic concerns, most notably investor sensitivity around Federal Reserve tightening, led to broad losses across risk assets. Across strategies, EDM Advisors with greater net long exposures and/or portfolios with higher degrees of underlying risk generally performed best given the positive trend, although these EDM Advisors tended to perform worse in June as risk assets broadly declined. As expected, EDM Advisors with more balanced and/or net short exposures experienced more muted performance during the quarter. Event driven equities generally performed well during the second quarter, with a strong market backdrop in April and May, along with outperformance from some common holdings that experienced idiosyncratic events during the quarter. Merger arbitrage performance was also generally positive, although it represented somewhat limited exposure for many EDM Advisors. Corporate credit performed well in April and May, supported by low Treasury yields and positive equity market performance during the first two months of the quarter. While the upside in credit has been somewhat capped by already rich valuations, credit continued to rally throughout most of April and May with yields on performing credit hovering near record lows.

Additionally, a number of commonly held stressed, distressed and liquidation investments contributed positively to performance during the quarter for EDM Advisors in aggregate. Structured credit exposure was also a contributor, with price appreciation seen across most portfolios invested in RMBS, CMBS and structured corporate credit. Portfolio hedges detracted over the quarter given the broad appreciation across most risk assets, however, they were one of the few areas that generated positive performance across portfolios in June.

For the Six Months Ended June 30, 2013

EDM Advisors generated positive performance in the first half of 2013 as performance was positive in every month except for June. The drivers of performance were largely consistent throughout the first six months, with the majority of sub-strategies employed by EDM Advisors generating positive performance through May, but suffering in June.

Event driven equities generally performed well, with a strong market backdrop for much of the semester and outperformance from some common holdings. Merger arbitrage performance was also generally positive, although it represented somewhat limited exposure for many EDM Advisors. Fixed income performed well, supported by low Treasury yields and positive equity market performance for most of the first half of the year. While the upside in credit has been somewhat capped by already rich valuations, credit continued to rally throughout much of the period with yields on performing credit hovering near record lows by the end of the second quarter. Additionally, a number of commonly held stressed, distressed and liquidation investments contributed positive performance for many EDM Advisors. Structured credit exposure was also a notable contributor, with price appreciation across RMBS, CMBS and structured corporate credit. Portfolio hedges served as detractors through May given the broad appreciation across most risk assets and the continuation of muted and downward trending volatility. However, hedges were one of the few areas that generated positive performance across portfolios during June.

Global Tactical Trading Managers LLC

As of June 30, 2013, GTTM represented approximately 33% of the Company’s members’ equity. GTTM returned 0.51% and 3.25%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2013.

For the Three Months Ended June 30, 2013

GTTM Advisors realized positive performance in the second quarter, as gains in April and May were not fully offset by losses in June. Gains in April were realized by both Managed Futures and Macro GTTM Advisors. Macro GTTM Advisors benefited from foreign exchange trading, most notably from short exposure to the Japanese yen. Trading in fixed income was mixed overall. Managed Futures GTTM Advisors generated gains from long positions across global equity indices, particularly in the U.S. and Japan. Fixed income trading also contributed positively. Trading in commodities was mixed, but broadly negative for Managed Futures GTTM Advisors with long energy positions and positive for those with short precious metals exposure. In May, gains were realized by Macro GTTM Advisors but were partially offset by losses generated by Managed Futures GTTM Advisors. Macro GTTM Advisors mostly generated positive performance in fixed income, driven by short exposure in the U.S., as well as in foreign exchange trading due to short yen exposure. Trading in equities was more mixed due to regional dispersion, while commodities trading generated losses due to a broad sell-off across the complex. Managed Futures GTTM Advisors experienced notable losses as long bond positions suffered as yields increased across the curve, most notably in the U.S. trading in currencies also generated losses, with Advisors with long positions in emerging market currencies suffering. Trading in commodities was more mixed, while trading in equities partially offset losses as long positions across global indices appreciated in the month. In June, losses were realized by both Macro and Managed Futures GTTM Advisors, but with a large degree of dispersion. Most Managed Futures GTTM Advisors realized moderate losses, but a number of funds were notable outliers to the downside. Long positions in global equities were the largest detractor in most cases. Residual long positions in fixed income detracted for most managers, although these were largely liquidated, or even reversed, by month-end. Within commodities, short positions in precious metals and long positions in crude oil helped to offset losses elsewhere. Macro GTTM Advisors experienced wide performance dispersion given the intra-month reversals in several markets. Attribution from currencies was varied but likely negative in aggregate, as a pullback in the trend of a stronger U.S. dollar resulted in losses for many Advisors. Trading in fixed income was mixed, while long positions in U.S. and Japanese equities resulted in modest losses.

For the Six Months Ended June 30, 2013

GTTM Advisors contributed positive performance in the first half of the year as GTTM Advisors in aggregate generated positive returns in every month except for June.

For Macro GTTM Advisors, equity and FX positions were the primary driver of positive performance in January and March, while trading in commodities and fixed income was more mixed in these months. In February, positive performance was generally driven by long positions in fixed income, U.S. equities and credit. While performance in foreign exchange was mixed, depending on U.S. dollar positions, long commodity exposure generally contributed losses. Managed Futures GTTM Advisors also generated positive performance in January and March with largely similar attribution. Equity and foreign exchange positions contributed positively while especially in January fixed income positions were a notable detractor and commodities trading was largely mixed in both months. Performance was more mixed in February when fixed income was the most notable contributor to performance, as long positioning across the curve benefited as yields decreased in the second half of the month. Trading in equities also contributed positively as long positions generated gains despite giving back some performance near month-end. Commodities trading was a significant detractor as long energies positions suffered, while trading in foreign exchange also detracted.

Macro GTTM Advisors also generated positive performance during the second quarter. In April, positive performance was primarily driven by foreign exchange trading while fixed income trading was more mixed. Currency positions continued to contribute positively in May and performance contribution from fixed income turned largely positive, driven by short positions. Long equity positions still contributed positively in April but were more mixed in May. There was notable performance dispersion across Macro GTTM Advisors in June, as many markets experienced notable reversals. Attribution from currencies was varied but likely negative in aggregate, as a pullback in the trend of a stronger U.S. dollar resulted in losses for many Advisors. Trading in fixed income was mixed, while long positions in U.S. and Japanese equities resulted in modest losses and short positions in gold or other precious metals were profitable for some Advisors. Managed Futures GTTM Advisors in aggregate contributed losses over the quarter as gains in April were more than offset by losses in May and June. Gains in April were largely driven by long positions in global equities and long positions in fixed income, while commodities trading was more negative. In May, the main detractor were long positions in fixed income that were negatively impacted in the rising yield environment. Trading in currencies also contributed losses while commodities were more mixed and equities generally contributed positively. May’s trend reversed in June, when equity trading was the main detractor for Managed Futures GTTM Advisors. Foreign exchange and fixed income performance was more mixed but detracted for a number of managers while short positions in precious metals and long positions in crude oil helped offset some of the losses.

Performance for the Three and Six Months Ended June 30, 2012

The Company’s net realized and unrealized gain/(loss) for the three and six months ended June 30, 2012 was $(5,438,816) and $14,349,287, respectively, compared to the Company’s net trading gain/(loss) for the three and six months ended June 30, 2011 of $(7,236,940) and $1,249,716, respectively.

Overview

After a very benign start to the year, the second quarter of 2012 proved to be more challenging for markets. Volatility increased notably over the quarter and most risk assets suffered a significant decline, giving back a large part of the gains made during the first quarter. Most risk assets started into the quarter with an early sell-off, following a weaker U.S. payrolls report, but after a recovery over the second half of April, performance was largely flat over the month as a whole. That changed notably in May, when bearishness dominated market sentiment. Risk assets sold off steadily throughout the month as markets were confronted with a steady stream of negative data points and headlines, including European sovereign debt concerns and disappointing economic data releases in the U.S. and China. Markets remained choppy in June as a continued deterioration in economic data was balanced against a more proactive stance from policymakers. The month was characterized by high volatility and choppiness with some of the year’s largest one-day moves in the S&P 500 realized in June. An easing of near-term concerns in Europe spurred a rally into month-end as the outcome of the widely anticipated Greek elections was more benign than some had feared and a new agreement on European bank recapitalizations suggested the potential for eliminating the circular funding link between financials and sovereigns. Over the quarter as a whole, global equity markets (proxied by the MSCI World Index) were down 5.1%. While performance was generally negative across regions there was notable dispersion with emerging markets (proxied by the MSCI Emerging Markets Index) down 10.0% whereas U.S. equities (proxied by the S&P 500) only lost 2.8%. Commodities also reflected the deteriorating global growth picture with the S&P GSCI Total Return Index losing 12.4% over the quarter, driven by losses in energy, industrial metals and precious metals, whereas agriculturals continued to perform positively. In foreign exchange markets, investors’ more cautious attitude to risk assets was reflected in a broadly stronger U.S. dollar. The U.S. dollar rallied primarily against emerging market currencies, including the Brazilian Real, the Indian Rupee and the Russian Ruble, but also the Euro depreciated 5.1% against the U.S. dollar, reflecting the market’s concerns around the sovereign debt situation. In fixed income, yields in major developed markets returned to their declining trend after having increased during the first quarter of the year. This move was most pronounced at the back end of the U.S. government bond curve, where 30-year yields declined by 58 bps and 10-year yields by 56 bps. 10-year U.K. Gilt yields declined by 47 bps and 10-year German Bund yields fell by 21 bps. Performance in credit was positive over the month as the negative performance impact from a widening in credit spreads (for example, the spread on the Credit Suisse High Yield Index increased by 41 bps) was offset by the positive performance impact from lower yields, as mentioned above. Overall, the Credit Suisse High Yield Index generated a positive return of 1.56% over the quarter.

The table below illustrates the portfolio weighting of each material Investee as of June 30, 2012, as well as each material Investee’s net return for the three and six months ended June 30, 2012.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended June 30, 2012 Net Return(2)	Six Months Ended June 30, 2012 Net Return(2)
ELSM	45.32%	(1.38)%	4.34%
EDM	27.23%	(0.26)%	3.90%
GTTM	35.38%	(1.39)%	0.78%

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

Equity Long/Short Managers LLC

As of June 30, 2012, ELSM represented approximately 45% of the Company’s members’ equity. ELSM returned (1.38)% and 4.34%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

ELSM Advisors generated negative performance in the second quarter of 2012 as volatile markets and macroeconomic concerns created a challenging environment for stock picking.

In April, ELSM Advisors generally realized flat performance, although there was some dispersion of performance. Alpha generation during the month was strong in some cases with a number of ELSM Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing ELSM Advisors benefited from long exposure to consumer discretionary and consumer staples, as well as from idiosyncratic stock gains. Underperforming ELSM Advisors realized losses from long exposure to financials, information technology, and to a lesser extent, energy & materials. In May, ELSM Advisors generally realized losses, although many outperformed relative to global equity markets. Most ELSM Advisors performed relatively well through the first half of May, and while some managers realized more significant losses as the sell-off accelerated in the month’s third week, in the aggregate, managers still outperformed their level of net exposure, albeit with wide dispersion across the strategy. Given the significant directional move in markets, ELSM Advisors with higher net exposure struggled, while ELSM Advisors with lower net exposure realized more modest losses and a small number of ELSM Advisors produced positive performance. From a sector perspective, ELSM Advisors with long exposure concentrated in financials or cyclical sectors underperformed, while losses were more limited for ELSM Advisors with long exposure concentrated in defensive sectors. In June, ELSM Advisors realized a mix of positive and negative performance with low dispersion, as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most ELSM Advisors entered the month with relatively low levels of net exposure. Following the sharp sell-off in equities at the beginning of the month, ELSM Advisors that further reduced risk in response missed the ensuing market rally. In response to economic stimulus and the U.S. Supreme Court’s ruling related to healthcare legislation, ELSM Advisors with long positions focused in the financials and health care sectors generally outperformed, while ELSM Advisors with exposure to the technology and consumer sectors generally lagged. Short exposures broadly detracted or were flat across sectors.

For the Six Months Ended June 30, 2012

ELSM Advisors finished the first six months of 2012 with positive performance as gains generated during the first quarter were not fully offset by losses in May.

ELSM Advisors generated broadly positive performance throughout the first quarter of 2012. In January, ELSM Advisors’ performance benefited from an aggressive broad sector rotation effect that caused the weakest sectors of 2011 to rally significantly and outperform the markets during the month, including financials, materials, industrials, consumer discretionary and technology. In February, most ELSM Advisors finished in positive territory as well. In general, many of the same trends that had characterized January continued into February. Cyclical sectors, such as technology, financials, consumer discretionary and energy continued to lead the rally during the month. In March, ELSM Advisors generally realized modest positive performance, producing returns that were generally in line with that of global equity markets in aggregate, although there was some dispersion of performance across the sector.

Performance turned negative over the second quarter, primarily driven by losses in May. In April, ELSM Advisors generally realized flat performance. Alpha generation during the month was strong in some cases with a number of ELSM Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing ELSM Advisors benefited from long exposure to consumer discretionary and consumer staples. Underperforming ELSM Advisors realized losses from long exposure to financials, information technology, and, to a lesser extent, energy & materials. In May, ELSM Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, ELSM Advisors with higher net exposure struggled, while ELSM Advisors with lower net exposure realized more modest losses and a small number of ELSM Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most ELSM Advisors entered the month with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, ELSM Advisors with long positions focused in the financials and health care sectors generally outperformed, while ELSM Advisors with exposure to the technology and consumer sectors generally lagged.

Event Driven Managers LLC

As of June 30, 2012, EDM represented approximately 27% of the Company’s members’ equity. EDM returned (0.26)% and 3.90%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

EDM Advisors generally generated mixed performance during the second quarter of 2012 as market volatility rose sharply following a benign first quarter.

In April, EDM Advisors collectively realized muted performance. Corporate credit exposure generally contributed positive returns, particularly in financial liquidation positions, while structured credit generally retraced some gains from the previous months. Performance for special situations equity and merger arbitrage positions was mixed following positive performance during the first quarter of 2012. Attribution from hedges was somewhat flat, although short European sovereign exposure was generally beneficial to performance. During May, EDM Advisors collectively realized negative performance as concerns around the macro environment returned. Equity exposure was broadly a source of negative performance, with losses from special situations equity, although there were a few merger arbitrage positions which contributed positively over the month. Corporate credit markets were relatively resilient through early May, but sold off sharply into month-end as risk sentiment deteriorated on an increase in negative economic news. Structured credit also detracted from performance. Offsetting some losses, EDM Advisors generally benefited from portfolio hedges in May. Market declines during May continued into early June, but eventually reversed course before month-end. Consequently, EDM Advisors collectively generated muted performance during June. Equity exposure was a source of mixed returns as equity special situations generally contributed positively during the second half of the month alongside a slight improvement in risk sentiment, although core merger arbitrage positions experienced mixed performance. Despite a weak start in June, leveraged credit markets performed well during the month with high-yield bonds and loans each posting strong positive returns. Similarly, structured credit valuations rebounded as the overall market sentiment for risk assets improved and as capital continued to flow into the structured credit opportunity. Performance of hedges and macro-oriented positions was mixed during June, but largely detracted from performance.

For the Six Months Ended June 30, 2012

EDM Advisors generally produced positive returns during the first half of 2012, as positive performance over the first quarter outweighed negative performance in the second quarter.

In January and February, EDM Advisors generally benefited from “risk on” sentiment, with long positions in both equities and credit contributing to performance. While positioning was still relatively balanced in January after the 2011 volatility and EDM Advisors did not fully participate in the rally, positioning was more bullish in February, resulting in more positive performance. Positive sentiment from January and February largely carried through the month of March as well, albeit with some reversals throughout the month. Equity exposure, including special situations equity and merger arbitrage positions, generally contributed positive returns in March. Credit performance was more muted, due partly to rising rates as well as widening credit spreads in some instances. Through most of the first quarter of 2012, hedges and short exposure typically detracted from performance as prices of risk assets generally rose.

Performance was more mixed during the second quarter of 2012 as market volatility started to pick up again. Performance was generally muted in April and June. Corporate credit positions generally contributed positively while structured credit positions detracted in April but were more positive in June. Equity special situations and merger arbitrage performance was mixed during both months. However, this muted performance was offset by losses in May when EDM Advisors collectively realized negative performance as concerns around the macro environment returned. Equity exposure was broadly a source of negative performance, with losses from special situations equity, although there were a few positive idiosyncratic drivers from merger arbitrage investments. Corporate credit markets were relatively resilient through early May, but sold off sharply into month-end as risk sentiment deteriorated on an increase in negative economic news. Structured credit also detracted from performance. EDM Advisors generally benefited from portfolio hedges in May, which offset some losses.

Global Tactical Trading Managers LLC

As of June 30, 2012, GTTM represented approximately 35% of the Company’s members’ equity. GTTM returned (1.39)% and 0.78%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2012.

For the Three Months Ended June 30, 2012

Tactical trading strategies generated negative performance in the second quarter of 2012. Both macro GTTM Advisors and managed futures GTTM Advisors exhibited fairly high dispersion throughout the quarter, but overall generated negative returns in the aggregate.

In both April and May, managed futures GTTM Advisors experienced strong gains while macro GTTM Advisors experienced broadly flat performance. Managed futures GTTM Advisors benefitted from long positions in fixed income, most notably in Europe and the United States, as yields decreased. Fixed income positioning was more mixed for macro GTTM Advisors, which resulted in a larger dispersion of returns. Performance was mixed in currency trading as macro GTTM Advisors had mixed positioning in both the U.S. dollar and the Euro, leading only some macro GTTM Advisors to profit from the general depreciation of both currencies in April and the Euro in May. Both macro and managed futures GTTM Advisors experienced losses in equity trading, as GTTM Advisors tended to be long in both developed and emerging market indices, both of which suffered as concerns over global economic growth worsened in the quarter. Both macro and managed futures GTTM Advisors had mixed positioning in commodities throughout the quarter, which led to dispersed returns across the asset class. In June, GTTM Advisors experienced losses across asset classes as many GTTM Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTTM Advisors were the primary driver of losses for the sector, while macro GTTM Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month with yields increasing month-on-month. Conversely, some select macro GTTM Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTTM Advisors in June, as most GTTM Advisors were bearishly positioned throughout the quarter, which led to losses in June. Trading in currencies also detracted as many GTTM Advisors had long positions in the U.S. dollar, which depreciated against most currencies in June. Some macro GTTM Advisors partially offset these losses with long emerging market currency positions, which realized positive performance in June. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

For the Six Months Ended June 30, 2012

Tactical trading strategies generated positive performance in the first six months of 2012 as both macro and managed futures GTTM Advisors overall generated gains in the first quarter and negative performance in the second quarter.

In both January and February, macro GTTM Advisors and managed futures GTTM Advisors experienced gains as healthy economic data and an improving investor risk sentiment benefited tactical trading strategies. Macro GTTM Advisors and managed futures GTTM Advisors broadly benefited from gains in long-biased commodities trading and performance was mixed in currency trading. Macro GTTM Advisors generally profited from trading in fixed income and had mixed performance in equities, while managed futures GTTM Advisors inversely experienced gains in long developed and emerging market equity positioning and realized mixed performance in fixed income. March was characterized by mixed economic data, which cast uncertainty over recently improved investor risk sentiment. In aggregate, tactical trading strategies experienced negative performance. Managed futures GTTM Advisors were the primary driver of losses for the sector, while macro GTTM Advisors realized modest losses in aggregate with fairly high dispersion. Trading in fixed income generally contributed positively for macro GTTM Advisors while trading in currencies and commodities generally detracted. Losses for managed futures GTTM Advisors occurred primarily in fixed income, as long positions suffered, most notably in U.K. and U.S. government bonds. Managed futures GTTM Advisors also had limited success trading in both currencies and commodities, both of which detracted in March.

In both April and May, managed futures GTTM Advisors experienced strong gains while macro GTTM Advisors experienced broadly flat performance. Managed futures GTTM Advisors benefitted from long positions in fixed income but as fixed income positioning was more mixed for macro GTTM Advisors, there was greater dispersion of returns for macro GTTM Advisors. Performance was mixed in currency trading and both macro and managed futures GTTM Advisors experienced losses in equity trading. Both macro and managed futures GTTM Advisors had mixed positioning in commodities throughout the quarter, which led to dispersed returns across the asset class. In June, GTTM Advisors experienced losses across asset classes as many GTTM Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTTM Advisors were the primary driver of losses for the sector, while macro GTTM Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month. Conversely some select macro GTTM Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTTM Advisors in June. Trading in currencies also detracted as GTTM Advisors had uniform long positioning in the U.S. dollar which depreciated against most currencies in June. Some macro GTTM Advisors partially offset these losses with long emerging market currency positions. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

Comparison of Selected Financial Information for the Three and Six Months ended June 30, 2013 and June 30, 2012

Dividend Income

Dividend income for the three and six months ended June 30, 2013 was $351 and $1,301, respectively, compared to dividend income for the three and six months ended June 30, 2012 of $3,192 and $5,600, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and six months ended June 30, 2013 was $1,128,720 and $2,324,923, respectively, compared to the management fee for the three and six months ended June 30, 2012 of $1,625,405 and $3,312,655, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended June 30, 2013 compared to the same period in 2012.

Professional fees for the three and six months ended June 30, 2013 were $245,836 and $544,088, respectively, compared to professional fees for the three and six months ended June 30, 2012 of $326,497 and $638,847, respectively. The decrease in professional fees for the period ended June 30, 2013 was primarily due to decreased costs related to reduced agreed-upon procedures for regulatory filing requirements for Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one-twelfth of 0.02% of the net assets of the Company as of each month end. For the three and six months ended June 30, 2013, the Company incurred an administration fee of $24,935 and $50,950, respectively, compared to the administration fee for the three and six months ended June 30, 2012 of $32,882 and $66,754, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three and six months ended June 30, 2013, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $42,391 and $87,263, respectively, compared to the Company’s pro-rata indirect share of the administration fee charged at the Investee level for the three and six months ended June 30, 2012 of $61,136 and $123,073, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three and six months ended June 30, 2013 were $24,121 and $75,884, respectively, compared to miscellaneous expenses for the three and six months ended June 30, 2012 of $62,636 and $115,540, respectively.

Incentive Allocation

The Incentive Allocation for the three and six months ended June 30, 2013 was $25,971 and $618,578, respectively, compared to the three and six months ended June 30, 2012 of $(7,464) and $7,119, respectively. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither EDMAT nor RVM provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been accepting additional amounts of new subscriptions throughout the second quarter of 2013. The Company may close again and stop accepting subscriptions at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of June 30, 2013, approximately 2% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of June 30, 2013, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of June 30, 2013.

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

The Company received subscriptions from new and existing investors of $1,000,000 and $1,250,000, respectively, during the three and six months ended June 30, 2013 and of $1,900,000 and $6,241,936, respectively, during the three and six months ended June 30, 2012.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $27,716,023 and $61,345,943, respectively, during the three and six months ended June 30, 2013 and $21,983,874 and $46,900,061, respectively, during the three and six months ended June 30, 2012. The Company had redemptions payable in the amount of $28,264,359 at June 30, 2013 and $33,690,336 at December 31, 2012. The Company funded the redemptions made in 2012 and in January, April, and July 2013 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in July 2013 had a material adverse effect on the value of the units or the performance of the Company.

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

As of June 30, 2013, the Company had cash and cash equivalents on hand of $15,374,725. As of December 31, 2012, the Company had cash and cash equivalents on hand of $20,212,595.

Investments as of June 30, 2013 were $347,273,733 as compared to $387,461,621 as of December 31, 2012. The decrease was primarily due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the six months ended June 30, 2013.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of June 30, 2013 was $2,324,923 as compared to $1,729,340 as of December 31, 2012. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years. The adoption of ASU No. 2013-08 will not materially affect the Company’s financial condition, results of operations or cash flows.

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

For the six months ended June 30, 2013 and the fiscal year ended December 31, 2012, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At June 30, 2013 and December 31, 2012, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of June 30, 2013 and as of December 31, 2012, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2013 to June 30, 2013 and from January 1, 2012 to December 31, 2012. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Six Months Ended June 30, 2013
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.16%		$136,432,555	$7.6	(2)
EDM	28.31		93,852,554	6.3	(3)
EDMAT	2.69		8,905,599	0.2	(4)
GTTM	32.51		107,761,754	3.6	(5)
RVM	0.10		321,271	(0.0)	(6)
HFPO	—		—	(0.2)	(7)

Total	104.77	%(8)	$347,273,733	$17.5

	Year Ended December 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.94%		$155,842,998	$14.3	(2)
EDM	26.78		99,506,680	9.3	(3)
EDMAT	2.74		10,169,426	(0.6)	(4)
GTTM	32.59		121,112,624	7.3	(5)
RVM	0.13		479,148	0.1	(6)
HFPO	0.09		350,745	(0.3)	(7)

Total	104.27	%(8)	$387,461,621	$30.1

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

(7)	HFPO ceased its trading activities effective December 31, 2012 and was subsequently liquidated in March 2013.
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

The Managing Member leverages RiskMetrics HedgePlatform, a leading hedge fund transparency service provider, for collecting, modeling and aggregating holdings data from underlying Advisors as well as for computing multiple risk analytics, including Value-at-Risk (“VaR”), for both the underlying Advisor as well as the Company. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including VaR and scenario analysis (stress testing). The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of June 30, 2013, the Managing Member had full position level transparency for approximately 76% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. Based on the June 30, 2013 Investment Fund allocation to Advisors and the underlying holdings of these Advisors, the 95% and 99% daily VaR of the Company is 48 bps and 68 bps, respectively. Holdings-based VaR is calculated using Monte Carlo simulations with a three year look back period and is based on actual holdings of Advisors for which position level detail is available; for Advisors where position level detail is not available, realized return history of the Advisor is utilized. The Managing Member believes that the holdings-based VaR assumptions it utilizes are reasonable, given that VaR is only one determinant in the Managing Member’s overall risk management. However, holdings-based VaR has its own limitations. It is effective for risk estimation at short horizons and has limited utility for medium or long horizon risk estimation, since it is computed for a static portfolio and does not account for the dynamic trading behavior of underlying Advisors. Further, its computation can be inaccurate due to mapping and modeling limitations associated with complex portfolios of underlying Advisors and the simplifying assumptions used to account for Advisors who do not provide position level details. Therefore, the Managing Member supplements the holdings-based VaR with a historical VaR metric. This historical VaR metric is calculated using a rolling 36 month historical covariance matrix of underlying Advisors and the June 30, 2013 allocations to underlying Advisors. As of June 30, 2013, the historical 95% and 99% daily VaR of the Company is 36 bps and 51 bps, respectively. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 41% ELSM, 28% EDM and 33% GTTM as of June 30, 2013 as a percentage of members’ equity. The approximate weights of the material Investees were 42% ELSM, 27% EDM and 33% GTTM as of December 31, 2012 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2013 to June 30, 2013, aggregate subscriptions totaled $1,250,000. Details of the sale of the series of units are as follows:

Date of Sale	Class and Series of Units	Number of Units Sold	Number of Investors	Total Subscription Amount
March 1, 2013	Class A Series 117	2,500.00	1	250,000
June 1, 2013	Class A Series 120	10,000.00	1	1,000,000

Total		12,500.00	2	$1,250,000

The units were sold at $100.00 per unit. The sale was not subject to any underwriting discount or commission. The units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $27,716,023 during the three months ended June 30, 2013.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC (Registrant)

BY:	Goldman Sachs Hedge Fund Strategies, LLC
Managing Member

BY:	/s/ HELEN A. CROWLEY
Name: Helen A. Crowley Title: Chief Financial Officer, Managing Director

Date: August 13, 2013

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002