Form 10-Q
period 2013-09-30
Hedge Fund Managers (Diversified) LLC
filed 2013-11-13
CIK 1173394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The Registrant had 2,355,394.49 Units of Limited Liability Company Interests outstanding as of November 13, 2013.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I —  FINANCIAL INFORMATION

Item 1.	Financial Statements

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

Schedule of Investments

September 30, 2013 and December 31, 2012

	(Unaudited) September 30, 2013		(Audited) December 31, 2012
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Equity Long/Short Managers LLC	$128,689,178	41.26%	$155,842,998	41.94%
Event Driven Managers LLC	88,395,952	28.34	99,506,680	26.78
Event Driven Managers Asset Tr	7,905,775	2.53	10,169,426	2.74
Global Tactical Trading Managers LLC	98,612,609	31.61	121,112,624	32.59
Relative Value Managers LLC	303,416	0.10	479,148	0.13
HFP Opportunistic Fund LLC	—	—	350,745	0.09

Total investments (cost $269,653,547 and $344,832,426, respectively)	$323,906,930	103.84%	$387,461,621	104.27%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at September 30, 2013 and December 31, 2012.

	September 30, 2013 (Unaudited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)	Managed Futures	$18,698,696	5.99%

	December 31, 2012 (Audited)
Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)	Managed Futures	$20,242,331	5.45%

(1)

Members’ equity, used in the calculation of the fair value of each of the Investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 96.81% and 95.60% of members’ equity at September 30, 2013 and December 31, 2012, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

BALANCE SHEET

September 30, 2013 and December 31, 2012

	(Unaudited) September 30, 2013	(Audited) December 31, 2012
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $269,653,547 and $344,832,426, respectively)	$323,906,930	$387,461,621
Cash and cash equivalents	13,322,304	20,212,595

Total assets	$337,229,234	$407,674,216

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$22,766,379	$33,690,336
Management fee payable	1,796,146	1,729,340
Accrued expenses and other liabilities	752,434	658,857

Total liabilities	25,314,959	36,078,533
Members’ equity:
Members’ equity (units outstanding 2,355,394.49 and 2,930,982.83, respectively)	311,914,275	371,595,683

Total liabilities and members’ equity	$337,229,234	$407,674,216

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$257,660,892	$328,966,488
Accumulated net unrealized gain/(loss) on investments	54,253,383	42,629,195

Total members’ equity(1)	$311,914,275	$371,595,683

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend income	$212	$3,185	$1,513	$8,785
Expenses:
Management fee	1,042,239	1,407,032	3,367,162	4,719,687
Professional fees	246,717	343,803	790,805	982,650
Administration fee	23,551	29,388	74,501	96,142
Miscellaneous expenses	46,023	38,217	121,907	153,757

Total expenses	1,358,530	1,818,440	4,354,375	5,952,236

Net investment income/(loss)	(1,358,318)	(1,815,255)	(4,352,862)	(5,943,451)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	3,488,676	15,527,219	10,441,031	24,452,918
Net change in unrealized gain/(loss)	1,038,114	(6,466,331)	11,624,188	(1,042,743)

Net realized and unrealized gain/(loss)	4,526,790	9,060,888	22,065,219	23,410,175

Net income/(loss)	$3,168,472	$7,245,633	$17,712,357	$17,466,724

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the nine months ended September 30, 2013 (Unaudited)

and the year ended December 31, 2012 (Audited)

	Managing member’s equity	Members’ equity	Total members’ equity
Members’ equity at December 31, 2011	$—	$522,278,771	$522,278,771
Subscriptions	—	6,491,936	6,491,936
Redemptions	(60,416)	(179,612,320)	(179,672,736)
Allocations of net income/(loss):
Incentive allocation	60,416	(60,416)	—
Pro-rata allocation	—	22,497,712	22,497,712

Members’ equity at December 31, 2012	$—	$371,595,683	$371,595,683
Subscriptions	—	1,250,000	1,250,000
Redemptions	(89,501)	(78,554,264)	(78,643,765)
Allocations of net income/(loss):
Incentive allocation	773,182	(773,182)	—
Pro-rata allocation	—	17,712,357	17,712,357

Members’ equity at September 30, 2013	$683,681	$311,230,594	$311,914,275

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2013 and September 30, 2012

	2013	2012
Cash flows from operating activities
Net income/(loss)	$17,712,357	$17,466,724
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(1,489,321)	—
Proceeds from sales of investments in affiliated Investees	87,109,231	111,735,482
Net realized (gain)/loss on investments in affiliated Investees	(10,441,031)	(24,452,918)
Net change in unrealized (gain)/loss on investments in affiliated Investees	(11,624,188)	1,042,743
Increase/(decrease) in operating liabilities:
Management fee payable	66,806	263,699
Accrued expenses and other liabilities	93,577	185,364

Net cash from operating activities	81,427,431	106,241,094

Cash flows from financing activities
Subscriptions	1,250,000	6,491,936
Redemptions	(89,567,722)	(119,547,247)

Net cash from financing activities	(88,317,722)	(113,055,311)

Net change in cash and cash equivalents	(6,890,291)	(6,814,217)
Cash and cash equivalents at beginning of period	20,212,595	30,701,757

Cash and cash equivalents at end of period	$13,322,304	$23,887,540

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 1 - Organization

Hedge Fund Managers (Diversified) LLC (the “Company”), formerly Goldman Sachs Hedge Fund Partners, LLC, was organized as a limited liability company, pursuant to the laws of the State of Delaware, and commenced operations on April 1, 2002 for the principal purpose of investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors (the “Investment Sectors”). Currently, substantially all of the Company’s assets are allocated to Equity Long/Short Managers LLC (“ELSM”), Event Driven Managers LLC (“EDM”), and Global Tactical Trading Managers LLC (“GTTM”) (collectively, the “Investment Funds”). The balance of the Company’s assets are invested in Event Driven Managers Asset Tr (“EDMAT”), Relative Value Managers LLC (“RVM”) and previously invested in HFP Opportunistic Fund LLC (“HFPO” and, together with EDMAT, RVM and the Investment Funds, the “Investees”). Each of these Investees invests indirectly through investment vehicles (“Advisor Funds”) managed by such trading advisors (the “Advisors”). In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member (the “Managing Member”) and commodity pool operator of the Company and a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. SEI Global Services, Inc. (“SEI”) serves as administrator of the Company.

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

September 30, 2013

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

Subscriptions and redemptions

Subscriptions to the Company can be made as of the first day of each calendar month or at the sole discretion of the Managing Member. The Managing Member has determined that effective December 1, 2013, the Company will only accept subscriptions from existing investors and will no longer accept subscriptions from new investors. The Company may begin accepting subscriptions again from new qualified investors at any time at the sole discretion of the Managing Member. Redemptions from the Company can be made at the end of each calendar quarter, upon 91 days’ prior written notice after a twelve-month holding period or at such other times as determined in the sole discretion of the Managing Member, as provided for in the Company’s limited liability company agreement.

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

Recent Accounting Pronouncements

Investment Companies (Accounting Standards Codification (“ASC”) 946). In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 is not expected to materially affect the Company ’s financial condition, results of operations, or cash flows.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

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

Performance of the Company in any period will be dependent upon the performance in the relevant period by the affiliated Investees and the weighted average percentage of the Company’s assets in each of the affiliated Investees during the period. In addition, performance is determined by the Investment Funds’ asset allocation with the various Advisors and the performance of each of their Advisor Funds and interests held by EDMAT, RVM and interests previously held by HFPO, which was liquidated in March 2013. NAVs received by the Investees from, or on behalf of, the Advisor Funds are based on the fair value of the Advisor Funds’ underlying investments in accordance with policies established by each Advisor Fund. HFS, in its capacity as managing member of the Company, performs additional procedures including Advisor due diligence reviews and analytical procedures with respect to the NAV provided by the Advisors to ensure conformity with U.S. GAAP. The Managing Member has assessed factors including, but not limited to, Advisors’ compliance with U.S. GAAP applicable to fair value measurements and disclosures, price transparency and valuation procedures in place. NAV provided by the Advisors may differ from the audited values received subsequent to the date of the Company’s NAV determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the cost of the Company’s investments in the affiliated Investees at September 30, 2013 and December 31, 2012:

Investee	September 30, 2013	December 31, 2012
ELSM	$105,902,579	$142,538,824
EDM	72,940,653	89,089,893
EDMAT	8,123,352	10,519,992
GTTM	82,228,139	101,372,826
RVM	458,824	601,763
HFPO	—	709,128

Total	$269,653,547	$344,832,426

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 3 - Investments in affiliated Investees

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the three and nine months ended September 30, 2013 and September 30, 2012:

		Three Months Ended September 30,		Nine Months Ended September 30,
Investee	Liquidity	2013	2012	2013	2012
ELSM	(1)	$4,756,624	$3,803,449	$12,346,182	$12,606,460
EDM	(2)	1,543,398	2,067,581	7,866,016	6,863,975
EDMAT	(3)	(106,232)	52,838	119,262	(388,853)
GTTM	(4)	(1,649,145)	3,225,445	1,999,984	4,532,645
RVM	(5)	(17,855)	(775)	(53,584)	119,055
HFPO	(6)	—	(87,650)	(212,641)	(323,107)

Total		$4,526,790	$9,060,888	$22,065,219	$23,410,175

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.
(2)	Redemptions can be made quarterly on or after the first anniversary of the initial purchase of the units with at least 91 days’ notice, or at the sole discretion of the Managing Member.
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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 3 - Investments in affiliated Investees

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

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 3 - Investments in affiliated Investees

allocation/fee rates at the Investee level for the nine months ended September 30, 2013 and September 30, 2012. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	September 30, 2013				September 30, 2012
Investee	Management fees		Incentive allocation/fees		Management fees		Incentive allocation/fees
ELSM	1.56%		19.08%		1.61%		19.52%
EDM	1.50%		19.09%		1.70%		19.01%
EDMAT	1.34%		15.24%		1.48%		17.36%
GTTM	2.03%		21.51%		2.07%		21.09%
RVM	—	%(1)	—	%(1)	1.79%		13.88%
HFPO	N/A		N/A		—	%(1)	—	%(1)

(1)	The sole Advisor Fund within RVM and HFPO is illiquid and the Advisor has elected to forego the management and incentive fees. HFPO was liquidated in March 2013.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 4 - Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at September 30, 2013 and December 31, 2012:

	September 30, 2013
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$128,689,178	$—	$128,689,178
Event Driven	—	88,395,952	7,905,775	96,301,727
Tactical Trading	—	98,612,609	—	98,612,609
Relative Value	—	—	303,416	303,416

Total	$—	$315,697,739	$8,209,191	$323,906,930

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$155,842,998	$—	$155,842,998
Event Driven	—	99,506,680	10,169,426	109,676,106
Tactical Trading	—	121,112,624	—	121,112,624
Relative Value	—	—	479,148	479,148
Multi-Sector	—	—	350,745	350,745

Total	$—	$376,462,302	$10,999,319	$387,461,621

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $12,398,711 and $19,660,555, which were classified as Level 1 assets as of September 30, 2013 and December 31, 2012, respectively.

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the quarter ended September 30, 2013 and September 30, 2012, respectively:

Investees by investment strategy

	Event Driven	Multi-Sector	Relative Value	Total
Balance at July 1, 2013	$8,905,599	$—	$321,271	$9,226,870
Net realized gain/(loss) on investments in affiliated investees	(7,882)	—	—	(7,882)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2013	(98,350)	—	(17,855)	(116,205)
Sales	(893,592)	—	—	(893,592)

Balance at September 30, 2013	$7,905,775	$—	$303,416	$8,209,191

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

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

The following tables summarize the changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2013 and September 30, 2012, respectively:

Investees by investment strategy

	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2013	$10,169,426	$350,745	$479,148	$10,999,319
Net realized gain/(loss) on investments in affiliated investees	66,139	(212,641)	8,334	(138,168)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2013	53,123	—	(61,918)	(8,795)
Sales	(2,382,913)	(138,104)	(122,148)	(2,643,165)

Balance at September 30, 2013	$7,905,775	$—	$303,416	$8,209,191

Investees by investment strategy

	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(85,650)	—	—	(85,650)
Net change in unrealized gain/(loss) on investments in affiliated investees held at September 30, 2012	(303,203)	(323,107)	119,055	(507,255)
Sales	(2,529,037)	—	—	(2,529,037)

Balance at September 30, 2012	$10,939,031	$368,552	$1,244,222	$12,551,805

Note 5 - Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 5 - Fees

The Company incurs a monthly administration fee payable to SEI equal to one-twelfth of 0.02% of the net assets of the Company as of each month-end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the three months ended September 30, 2013 and September 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $39,420 and $53,075, respectively. For the nine months ended September 30, 2013 and September 30, 2012, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $126,683 and $176,148, respectively.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 6 - Risk Management

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 6 - Risk Management

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of September 30, 2013 and December 31, 2012, approximately 1% and 2%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2013 and December 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of September 30, 2013 and December 31, 2012.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 6 - Risk Management

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

Note 7 - Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at September 30, 2013 and December 31, 2012, respectively.

Included in the redemptions payable on the Balance Sheet at September 30, 2013 and December 31, 2012 were redemptions due to the Managing Member of $89,501 and $60,416, respectively. For the nine months ended September 30, 2013, the Company earned dividends of $1,513 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the nine months ended September 30, 2012 the Company earned dividends of $8,785 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At September 30, 2013 and December 31, 2012, the fair values of such money market investments were $12,398,711 and $19,660,555, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at September 30, 2013 and December 31, 2012. Employees of Goldman, Sachs & Co. owned less than 1% of the Company’s equity at September 30, 2013 and December 31, 2012.

Members’ equity for Class A Series 1 as disclosed in “Note 8 — Members’ equity” includes equity provided by the Managing Member at September 30, 2013 and December 31, 2012, of $1,142 and $1,091, respectively.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 8 - Members’ equity

At September 30, 2013 and December 31, 2012, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units.

The Company’s unit activity for the nine month period ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	December 31, 2012	Unit Conversion	Subscriptions	Redemptions	September 30, 2013
Class A:	2,930,982.83	2,881.76	12,500.00	(590,970.10)	2,355,394.49

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	December 31, 2012
Class A:	4,330,758.94	—	64,919.36	(1,464,695.47)	2,930,982.83

At September 30, 2013 and December 31, 2012, members’ equity consisted of the following:

	December 31, 2012	Subscriptions	Redemptions	Net income/ (loss)	September 30, 2013
Managing Member	$—	$—	$(89,501)	$773,182	$683,681
Class A:	371,595,683	1,250,000	(78,554,264)	16,939,175	311,230,594

Total	$371,595,683	$1,250,000	$(78,643,765)	$17,712,357	$311,914,275

	December 31, 2011	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2012
Managing Member	$—	$—	$(60,416)	$60,416	$—
Class A:	522,278,771	6,491,936	(179,612,320)	22,437,296	371,595,683

Total	$522,278,771	$6,491,936	$(179,672,736)	$22,497,712	$371,595,683

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 8 - Members’ equity

The following amounts represent the units outstanding and NAV per unit for each series:

	September 30, 2013		December 31, 2012
	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Managing Member	—	—	—	—
Class A:
Series 1	1,170,808.45	$159.06	1,484,075.35	$151.91
Series 45	22,891.79	104.04	31,780.06	99.36
Series 46	807,305.70	105.77	743,756.34	101.05
Series 47	20,000.00	103.71	20,000.00	99.03
Series 49	42,022.73	104.54	61,022.73	99.87
Series 50	92,212.62	102.74	98,685.95	98.05
Series 51	42,800.00	102.68	58,800.00	98.00
Series 52	—	—	52,323.77	100.62
Series 66	15,007.98	113.89	19,601.91	108.55
Series 68	15,702.29	113.89	15,702.29	108.55
Series 69	9,881.94	113.89	9,881.94	108.55
Series 70	6,848.67	113.89	6,848.67	108.55
Series 72	6,915.69	113.89	6,915.70	108.55
Series 73	1,335.83	113.89	1,335.83	108.55
Series 82	—	—	6,147.24	104.31
Series 83	5,460.80	109.44	5,460.80	104.31
Series 91	—	—	27,500.00	100.69
Series 92	—	—	16,000.00	100.52
Series 93	16,750.00	104.21	18,250.00	99.53
Series 94	27,450.00	104.40	34,200.00	99.73
Series 95	31,500.00	103.32	40,417.34	98.64
Series 96	8,000.00	104.43	21,000.00	99.76
Series 97	—	—	17,000.00	101.19
Series 98	—	—	11,250.00	101.26
Series 99	—	—	8,500.01	103.12
Series 100	—	—	37,607.54	104.96
Series 101	—	—	9,500.00	103.82
Series 102	—	—	2,500.00	104.19
Series 103	—	—	23,243.86	104.61
Series 104	—	—	12,500.00	103.05
Series 105	—	—	7,675.50	101.86
Series 106	—	—	4,500.00	101.37
Series 107	—	—	9,000.00	101.32
Series 108	—	—	5,500.00	102.25
Series 109	—	—	2,500.00	102.76
Series 117	2,500.00	102.12	—	—
Series 120	10,000.00	99.68	—	—

Total	2,355,394.49		2,930,982.83

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 9 - Ownership in Investees

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company’s ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$128,689,178	$383,852,612	33.53%
EDM	88,395,952	$283,460,152	31.18%
EDMAT	7,905,775	$28,134,034	28.10%
GTTM	98,612,609	$487,143,741	20.24%
RVM	303,416	$1,155,062	26.27%

Total	$323,906,930

	December 31, 2012
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$155,842,998	$379,799,470	41.03%
EDM	99,506,680	$285,567,970	34.85%
EDMAT	10,169,426	$36,189,621	28.10%
GTTM	121,112,624	$519,094,098	23.33%
RVM	479,148	$1,824,051	26.27%
HFPO	350,745	$590,725	59.38%

Total	$387,461,621

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 - Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 10 - Indemnifications

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

Note 11 - Financial highlights

Financial highlights for the Company for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Class A Series 1	Class A Series 1	Class A Series 1	Class A Series 1
Per unit operating performance:
Net asset value, beginning of period	$157.62	$147.62	$151.91	$144.87
Income from operations:
Net realized and unrealized gain/(loss)	2.16	3.00	9.40	6.91
Net investment income/(loss)(1)(2)	(0.72)	(0.60)	(2.25)	(1.76)

Total income/(loss) from operations	1.44	2.40	7.15	5.15

Net asset value, end of period	$159.06	$150.02	$159.06	$150.02

Ratios to average members’ equity(3)
Expenses	1.62%	1.60%	1.63%	1.58%
Incentive allocation	0.05	0.00	0.22	0.00

Total expenses and incentive allocation	1.67%	1.60%	1.85%	1.58%

Net investment income/(loss)(2)	(1.67)%	(1.60)%	(1.84)%	(1.57)%

Total return (prior to incentive allocation)	0.96%	1.63%	4.93%	3.55%
Incentive allocation	(0.05)	0.00	(0.22)	0.00

Total return(4)	0.91%	1.63%	4.71%	3.55%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.
(2)	Includes incentive allocation, if applicable.
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

September 30, 2013

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

Note 12 - Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the nine months ended September 30, 2013 (the “Significant Investees”):

Balance Sheet

The balance sheets as of September 30, 2013 and December 31, 2012, are summarized as follows:

	September 30, 2013
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$313,768,129	$250,544,715	$294,297,110
Investments in affiliated Investees, at fair value	40,475,720	25,447,854	195,495,307
Cash and cash equivalents	2,049,770	10,059,046	13,068,396
Other assets	68,360,891	5,534,610	1,769,351

Total assets	$424,654,510	$291,586,225	$504,630,164

Liabilities and Net Assets
Liabilities
Redemptions payable	$15,711,231	$7,467,875	$15,119,007
Loan payable	24,551,099	—	—
Accrued expenses and other liabilities	539,568	658,198	2,367,416

Total liabilities	40,801,898	8,126,073	17,486,423
Net assets	383,852,612	283,460,152	487,143,741

Total liabilities and net assets	$424,654,510	$291,586,225	$504,630,164

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 12 - Significant Investees

	December 31, 2012
	ELSM	EDM	GTTM
Assets
Investments in Investees, at fair value	$379,593,219	$249,255,409	$328,713,522
Investments in affiliated Investees, at fair value	—	24,152,692	201,813,152
Cash and cash equivalents	1,876,062	24,595,019	1,635,585
Other assets	18,541,017	3,414,541	14,000,000

Total assets	$400,010,298	$301,417,661	$546,162,259

Liabilities and Net Assets
Liabilities
Redemptions payable	$19,735,371	$15,277,149	$13,395,455
Loan payable	—	—	12,000,000
Accrued expenses and other liabilities	475,457	572,542	1,672,706

Total liabilities	20,210,828	15,849,691	27,068,161
Net assets	379,799,470	285,567,970	519,094,098

Total liabilities and net assets	$400,010,298	$301,417,661	$546,162,259

Statement of Operations

For the three months ended September 30, 2013 and September 30, 2012, the statements of operations are summarized as follows:

	September 30, 2013
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$10,767,491	$1,682,809	$(1,721,737)
Net change in unrealized gain/(loss) on Investees	4,032,946	3,624,400	(6,344,475)
Investment income	35	186	230
Expenses	(402,839)	(406,508)	(1,390,084)

Net income/(loss) from operations	$14,397,633	$4,900,887	$(9,456,066)

	September 30, 2012
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$9,686,491	$4,506,787	$3,355,671
Net change in unrealized gain/(loss) on Investees	(251,020)	1,618,437	9,395,293
Investment income	1,331	1,693	1,349
Expenses	(407,088)	(430,543)	(1,414,079)

Net income/(loss) from operations	$9,029,714	$5,696,374	$11,338,234

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 12 - Significant Investees

For the nine months ended September 30, 2013 and September 30, 2012, the statements of operations are summarized as follows:

	September 30, 2013
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$26,910,571	$14,678,022	$4,288,127
Net change in unrealized gain/(loss) on Investees	9,420,087	10,879,299	5,272,897
Investment income	478	1,309	1,286
Expenses	(1,214,845)	(1,220,934)	(4,329,460)

Net income/(loss) from operations	$35,116,291	$24,337,696	$5,232,850

	September 30, 2012
Income/(Loss)	ELSM	EDM	GTTM
Net realized gain/(loss) on Investees	$18,473,296	$14,127,713	$8,742,524
Net change in unrealized gain/(loss) on Investees	11,022,522	5,396,018	7,734,273
Investment income	1,822	4,715	3,775
Expenses	(1,338,375)	(1,407,923)	(4,053,678)

Net income/(loss) from operations	$28,159,265	$18,120,523	$12,426,894

Statement of Cash Flows

For the nine months ended September 30, 2013 and September 30, 2012, the statements of cash flows are summarized as follows:

	September 30, 2013
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$35,116,291	$24,337,696	$5,232,850
Net change in investments in Investees and affiliated Investees	25,349,370	(2,584,468)	40,734,257
Net change in operating assets and liabilities	(49,755,763)	(2,034,413)	12,925,359

Net cash provided by/(used in) operating activities	10,709,898	19,718,815	58,892,466

Cash flows from financing activities
Net subscriptions/(redemptions)	(35,087,289)	(34,254,788)	(35,459,655)
Proceeds/(repayments) from loan	24,551,099	—	(12,000,000)

Net cash provided by/(used in) financing activities	(10,536,190)	(34,254,788)	(47,459,655)

Net change in cash and cash equivalents	173,708	(14,535,973)	11,432,811
Cash and cash equivalents at beginning of period	1,876,062	24,595,019	1,635,585

Cash and cash equivalents at end of period	$2,049,770	$10,059,046	$13,068,396

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 12 - Significant Investees

	September 30, 2012
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

As of September 30, 2013, the Company had total assets of $337,229,234 compared with total assets of $407,674,216 as of December 31, 2012. Total liabilities of the Company were $25,314,959 as of September 30, 2013 compared with $36,078,533 as of December 31, 2012. Members’ equity of the Company was $311,914,275 as of September 30, 2013 compared with $371,595,683 as of December 31, 2012.

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012

The following presents a summary of the operations for the three and nine months ended September 30, 2013 and September 30, 2012 and a general discussion of each material Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

Performance for the Three and Nine Months Ended September 30, 2013

The Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2013 was $4,526,790 and $22,065,219, respectively, compared to the Company’s net realized and unrealized gain/(loss) for the three and nine months ended September 30, 2012 of $9,060,888 and $23,410,175, respectively.

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

After a challenging end to the second quarter after May 22nd, when Federal Reserve Chairman Ben Bernanke first discussed the chance of tapering of the Federal Reserve’s quantitative easing policy, risk markets moved steadily higher through July as markets became more comfortable with the likely implications of tapering and other shifts in global monetary policy. Macro data was not uniformly positive but generally showed improvement, as European Purchasing Manager Indices (PMIs) surged to their highest level in nearly two years and U.S. payrolls improved more than expected, with these data points only partially tempered by continued softness in the Chinese economy. With this supportive backdrop, many equity indices rose toward new highs, while credit largely recouped losses from the second quarter. Government bonds stabilized after a sharp sell-off in May and June, albeit with continued daily volatility. In August, risk assets traded sideways through the early part of the month, as mixed macro data led to choppy price action given the dependence of the Federal Reserve’s tapering decision on the strength of the economic recovery. This gave way to downward momentum in equities as the month progressed, with bond yields rising amid light news flow as investors digested the likelihood and implications of the move. Geopolitical risk also reasserted itself with the prospect of a military strike on Syria. Aside from the continued focus on the uncertain direction of U.S. monetary policy, markets took note of reasons for renewed optimism elsewhere. A sharp improvement in European economic activity did not escape notice, prompting some investors to revisit the relatively cheap valuation of European equities and leading to outperformance compared to other geographies. September was an event-heavy month, with the outcomes generally supporting continued improvement in risk sentiment. Early macro data lent credence to those optimistic about global growth, as PMI numbers broadly exceeded expectations, with this positive impulse only partially mitigated by a somewhat disappointing U.S. payrolls report. Next, U.S. politicians walked back from their harsh rhetoric regarding Syria, thereby easing geopolitical risks. Through the first half of the month though, the most eagerly anticipated event was the Fed’s monetary policy decision. The outcome was equal to the drama leading up to it, as the Federal Open Market Committee surprised the prevailing market consensus by electing not to taper the pace of asset purchases. This provided renewed fuel for the move higher, but the momentum proved to be short-lived. U.S. politics again stole the stage late in the month, with the prospect of a government shutdown and a debt ceiling debate weighing on risk assets.

After the more muted returns in the second quarter, equity markets resumed their positive trajectory from earlier in the year as the MSCI World Index rose by 8.2% over the quarter. While the majority of markets were positive, the theme of regional differentiation continued with the S&P 500 in the U.S. gaining 5.2%, the DJ Stoxx 600 in Europe 8.9% and the Topix Index in Japan 6.1%. Emerging markets were able to recover some of the losses from the second quarter with the MSCI Emerging Markets Index up 5.9% in the third quarter, but unlike most developed markets, the index remains in negative territory year-to-date. Credit markets also generated positive returns with the Credit Suisse High Yield Index up 2.4% over the quarter. In fixed income markets, the upward trend in yields continued, given the prospects of reduced quantitative easing in the U.S. However, a significant part of this move higher in yields was reversed in September. After peaking early in the month, yields started to move lower when a below-expectations payroll report in the U.S. made markets discount the probability of tapering and intensified after the Federal Open Market Committee announced their decision to maintain the pace of asset purchases in their September 18th meeting. From the end of June to the end of September, U.S. 10-year yields rose around 12bps, but that is down from a 49bps increase from the quarter’s peak level reached on September 5th. Interest rates in Europe generally followed a similar path with UK 10-year yields up 28bps and European 10-year yields up 5bps between June 30 and September 30, 2013. The continued commitment toward low policy rates in all three economies meant, however, that 2-year yields either came down marginally or, in the case of the UK, increased only slightly, leading to steeper yield curves. Interest rates in Japan followed a different path over the third quarter as continued easing of monetary policy by the Bank of Japan pushed yields lower with 10-year yields down around 17bps from the end of the second quarter to the end of the third quarter. In foreign exchange, the U.S. dollar generally weakened against other developed market currencies but strengthened against a number of emerging market currencies as higher yields in the U.S. continued to put emerging fixed income and currency markets under pressure. The most notable move from the end of June to the end of September was a 13.6% depreciation of the Indian rupee. Commodity markets were mostly positive over the quarter; the S&P GSCI Total Return Index gained 4.8%. The notable exceptions to this trend were some agricultural commodities. Most notably, corn and soybeans experienced significant declines in July and September and ended the quarter down 35% and 18% respectively.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each material Investee as of September 30, 2013, as well as each material Investee’s net return for the three and nine months ended September 30, 2013.

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended September 30, 2013 Net Return(2)	Nine Months Ended September 30, 2013 Net Return(2)
ELSM	41.26%	3.84%	9.41%
EDM	28.34%	1.78%	8.90%
GTTM	31.61%	(1.64)%	1.56%

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Members’ redemptions are included in redemptions payable in the Balance Sheet of the financial statements.

(2)

These returns are based on the performance of Class C Series 1 units for ELSM, EDM and GTTM. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company’s investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

For the three and nine months ended September 30, 2013, the Company’s Class A Series 1 units returned 0.91% and 4.71%, respectively, net of fees and incentive allocation.

The Investees

The material Investees’ performance during the three and nine months ended September 30, 2013 is described in the following.

Equity Long/Short Managers LLC

As of September 30, 2013, ELSM represented approximately 41% of the Company’s members’ equity. ELSM returned 3.84% and 9.41%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2013.

For the Three Months Ended September 30, 2013

ELSM Advisors generated positive performance in the third quarter with gains in July and September offsetting losses in August.

In July, ELSM Advisors generated positive performance in aggregate. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more cyclical sectors such as industrials, consumer discretionary, and financials, as well as U.S. healthcare. Underperforming ELSM Advisors lagged from exposure to emerging markets as well as from greater long exposure to more defensive sectors such as consumer staples and telecommunications. In August, ELSM Advisors generated negative performance overall, although there was fairly high dispersion across strategies. U.S.-focused ELSM Advisors generally underperformed, in accordance with the general underperformance of U.S. equities. Top performing ELSM Advisors benefited from long exposure to more cyclical sectors such as energy and information technology, as well as select emerging markets. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications, as well as financials, and greater small cap exposure generally underperformed. In September, ELSM Advisors generated positive performance. Top performing ELSM Advisors benefited from higher net exposure, concentration in more beta-sensitive stocks, long exposure to more cyclical sectors such as industrials and consumer discretionary, and greater exposure to small cap stocks. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications in the U.S. lagged peers, while short exposure broadly detracted.

For the Nine Months Ended September 30, 2013

ELSM Advisors generated positive performance in the first nine months of 2013 as gains in the first and third quarter were not fully offset by losses in the second quarter.

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

In the third quarter, losses in August were more than offset by gains in July and September. In July, ELSM Advisors generated positive performance in aggregate. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more cyclical sectors such as industrials, consumer discretionary, and financials, as well as U.S. healthcare. Underperforming ELSM Advisors lagged from exposure to emerging markets as well as from greater long exposure to more defensive sectors such as consumer staples and telecommunications. In August, ELSM Advisors generated negative performance overall, although there was fairly high dispersion across strategies. U.S.-focused ELSM Advisors generally underperformed, in accordance with the general underperformance of U.S. equities. Top performing ELSM Advisors benefited from long exposure to more cyclical sectors such as energy and information technology, as well as select emerging markets. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications, as well as financials, and greater small cap exposure generally underperformed. In September, ELSM Advisors generated positive performance. Top performing ELSM Advisors benefited from higher net exposure, concentration in more beta-sensitive stocks, long exposure to more cyclical sectors such as industrials and consumer discretionary, and greater exposure to small cap stocks. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications in the U.S. lagged peers, while short exposure broadly detracted.

Event Driven Managers LLC

As of September 30, 2013, EDM represented approximately 28% of the Company’s members’ equity. EDM returned 1.78% and 8.90%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2013.

For the Three Months Ended September 30, 2013

EDM Advisors generated positive performance in the third quarter of 2013 as losses in August did not offset gains in July and September.

Most sub-strategies applied by EDM Advisors (e.g. special situations equities, merger arbitrage, various distressed situations, and structured credit) generated positive performance during July and September, but suffered in August. Across strategies, EDM Advisors with greater net long exposures and/or portfolios with higher degrees of underlying risk generally performed best given the positive trend, although these EDM Advisors tended to perform worse in August as risk assets declined broadly. As expected, EDM Advisors with more balanced and/or net short exposures experienced more muted performance during the quarter. Event driven equities generally performed well during the third quarter of 2013, with a strong market backdrop in July and September. Common portfolio holdings within the stressed and distressed credit space, as well as liquidations, contributed positively to performance during the quarter. Merger arbitrage was also positive for the quarter, although it continues to be a small exposure in EDM Advisors’ portfolios and thus is not a significant contributor to performance. Corporate credit was also a contributor for EDM Advisors during the quarter as credit spreads across investment grade and high yield compressed. Structured credit exposures were a contributor for the quarter with price appreciation seen across most portfolios invested in RMBS, CMBS, and structured corporate credit. Portfolio hedges detracted over the quarter given the broad appreciation across most risk assets.

For the Nine Months Ended September 30, 2013

EDM Advisors generated positive performance in the first nine months of 2013 as performance was positive in every month except for June and August. The drivers of performance were largely consistent throughout the year, with the majority of sub-strategies employed by EDM Advisors generating positive performance through May as well as in July and September, but suffering in June and August.

Event driven equities generally performed well, with a strong market backdrop for much of the first half of the year and outperformance from some common holdings. Merger arbitrage performance was also generally positive, although it represented somewhat limited exposure for many EDM Advisors. Fixed income performed well, supported by low Treasury yields and positive equity market performance for most of the first half of the year. While the upside in credit has been somewhat capped by already rich valuations, credit continued to rally throughout much of the period with yields on performing credit hovering near record lows by the end of the second quarter. Additionally, a number of commonly held stressed, distressed and liquidation investments contributed positive performance for many EDM Advisors. Structured credit exposure was also a notable contributor, with price appreciation across RMBS, CMBS and structured corporate credit. Portfolio hedges served as detractors through May given the broad appreciation across most risk assets and the continuation of muted and downward trending volatility. However, hedges were one of the few areas that generated positive performance across portfolios during June.

Performance of EDM Advisors was also positive during the third quarter. Most sub-strategies applied by EDM Advisors (e.g. special situations equities, merger arbitrage, various distressed situations, and structured credit) generated positive performance during July and September, but suffered in August. Across strategies, EDM Advisors with greater net long exposures and/or portfolios with higher degrees of underlying risk generally performed best given the positive trend, although these EDM Advisors tended to perform worse in August as risk assets declined broadly. As expected, EDM Advisors with more balanced and/or net short exposures experienced more muted performance during the quarter. Event driven equities generally performed well during the third quarter of 2013, with a strong market backdrop in July and September. Common portfolio holdings within the stressed and distressed credit space, as well as liquidations, contributed to portfolios during the quarter. Merger arbitrage was also positive for the quarter, although it continues to be a small exposure in EDM Advisors’ portfolios and thus is not a significant contributor to performance. Corporate credit was also a contributor for EDM Advisors during the quarter as credit spreads across investment grade and high yield compressed. Structured credit exposures were a contributor for the quarter with price appreciation seen across most portfolios invested in RMBS, CMBS, and structured corporate credit. Portfolio hedges detracted in the third quarter of 2013 given the broad appreciation across most risk assets.

Global Tactical Trading Managers LLC

As of September 30, 2013, GTTM represented approximately 32% of the Company’s members’ equity. GTTM returned (1.64)% and 1.56%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2013.

For the Three Months Ended September 30, 2013

GTTM Advisors realized negative performance in the third quarter, as losses in both July and August were not fully offset by gains in September.

In July, GTTM Advisors experienced losses in aggregate. For both Macro and Managed futures GTTM Advisors, long U.S. dollar positions were the largest detractor whereas long positions in equity indices generally contributed positively. In fixed income, long positions in European rates contributed positively for some Macro GTTM Advisors, while early gains on short positions in the U.S. were reversed later in the month. Commodity trading was negative overall, with losses on short positions in precious metals. In August, Macro and Managed Futures GTTM Advisors experienced losses driven by foreign exchange and equities positions. In foreign exchange, long positions in the U.S. dollar detracted in the early part of the month, with some managers reducing risk and missing most of the subsequent recovery. In equities, long positive in indices detracted. Short positions in U.S. fixed income were generally profitable for Macro GTTM Advisors and short- and medium-term Managed futures GTTM Advisors. Commodity trading was mixed for Macro GTTM Advisors Managed futures GTTM Advisors as long positions in crude oil were profitable, but were in some cases offset by losses on short positions in grains and metals. In September, GTTM Advisors experienced in aggregate realized positive performance. Macro GTTM Advisors’ performance in September was positive in aggregate but with large dispersion across managers. Exposure to equity indices was the largest contributor as positions in Japan and the U.S. experienced strong gains. Fixed income trading was more mixed and currency trading detracted from performance as long U.S. dollar positioning suffered in the month. Macro GTTM Advisors’ directional exposure to commodities remained low, translating to a muted impact on returns. Managed futures GTTM Advisors realized negative performance in September. Gains were experienced from long positions across developed market equity indices, while losses were realized from long commodities positioning. Trading in fixed income and currencies was more mixed.

For the Nine Months Ended September 30, 2013

GTTM Advisors generated positive performance in the first nine months of 2013 as gains in the first and second quarter exceeded losses in the third quarter.

For Macro GTTM Advisors, equity and foreign exchange positions were the primary driver of positive performance in January and March, while trading in commodities and fixed income was more mixed in these months. In February, positive performance was generally driven by long positions in fixed income, U.S. equities and credit. While performance in foreign exchange was mixed, depending on U.S. dollar positions, long commodity exposure generally contributed losses. Managed Futures GTTM Advisors also generated positive performance in January and March with largely similar attribution. Equity and foreign exchange positions contributed positively while especially in January fixed income positions were a notable detractor and commodities trading was largely mixed in both months. Performance was more mixed in February when fixed income was the most notable contributor to performance, as long positioning across the curve benefited as yields decreased in the second half of the month. Trading in equities also contributed positively as long positions generated gains despite giving back some performance near month-end. Commodities trading was a significant detractor as long energies positions suffered, while trading in foreign exchange also detracted.

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

In July, GTTM Advisors experienced losses in aggregate. For both Macro and Managed futures GTTM Advisors, long U.S. dollar positions were the largest detractor whereas long positions in equity indices generally contributed positively. In fixed income, long positions in European rates contributed positively for some Macro GTTM Advisors, while early gains on short positions in the U.S. were reversed later in the month. Commodity trading was negative overall, with losses on short positions in precious metals. In August, Macro and Managed Futures GTTM Advisors experienced losses driven by foreign exchange and equities positions. In foreign exchange, long positions in the U.S. dollar detracted in the early part of the month, with some managers reducing risk and missing most of the subsequent recovery. In equities, long positions in indices detracted. Short positions in U.S. fixed income were generally profitable for Macro GTTM Advisors and short- and medium-term Managed futures GTTM Advisors. Commodity trading was mixed for Macro GTTM Advisors Managed futures GTTM Advisors as long positions in crude oil were profitable, but were in some cases offset by losses on short positions in grains and metals. In September, GTTM Advisors experienced in aggregate realized positive performance. Macro GTTM Advisors’ performance in September was positive in aggregate but with large dispersion across managers. Exposure to equity indices was the largest contributor as positions in Japan and the U.S. experienced strong gains. Fixed income trading was more mixed and currency trading detracted from performance as long U.S. dollar positioning suffered in the month. Macro GTTM Advisors’ directional exposure to commodities remained low, translating to a muted impact on returns. Managed futures GTTM Advisors realized negative performance in September. Gains were experienced from long positions across developed market equity indices, while losses were realized from long commodities positioning. Trading in fixed income and currencies was more mixed.

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

Investee	Portfolio Weight as a % of Members’ Equity(1)	Three Months Ended September 30, 2012 Net Return(2)	Nine Months Ended September 30, 2012 Net Return(2)
ELSM	43.50%	2.23%	6.67%
EDM	26.73%	1.97%	5.94%
GTTM	34.06%	2.42%	3.23%

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

Equity Long/Short Managers LLC

As of September 30, 2012, ELSM represented approximately 44% of the Company’s members’ equity. ELSM returned 2.23% and 6.67%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

ELSM Advisors generated positive performance in the third quarter as rising equity markets and improved investor sentiment provided a good environment for ELSM Advisors to both benefit from positive market returns and generate excess returns from stock selection.

In July, ELSM Advisors realized moderately positive performance with low dispersion. ELSM Advisors with long net exposure in more defensive sectors such as telecom, consumer staples, and healthcare generally outperformed ELSM Advisors with greater net exposure to cyclical sectors, including consumer discretionary, information technology, and materials. Stock selection also contributed to performance amid the dispersion resulting from the quarterly earnings season and ELSM Advisors benefited from long positions focused in more stable companies with less economic sensitivity. ELSM Advisors with greater exposure to small market capitalization companies tended to underperform given the pronounced difference between small cap and large cap stock performance during the month. In August, ELSM Advisors generally generated positive performance although there was some dispersion of performance across the sector. Top performing ELSM Advisors benefited from long exposure to cyclical sectors, including information technology, consumer discretionary, and financials, as well as from idiosyncratic stock gains. Underperforming ELSM Advisors had greater exposure to more defensive sectors, including consumer staples and telecommunications, and realized losses from long exposure to the emerging markets and Asia. Short exposure broadly detracted across sectors given the positive market conditions. In September, ELSM Advisors generally generated positive absolute performance, although there was some dispersion across the strategy. Net exposure rose from relatively low levels during August, translating to moderate upside capture in the early part of September. ELSM Advisors only slightly increased risk throughout the month of September as they remained focused on company fundamentals rather than technical market factors. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to cyclical sectors which led the most recent leg of the rally, as well as healthcare and telecom. Underperforming ELSM Advisors had greater exposure to more defensive sectors such as consumer staples and utilities. Short exposure broadly detracted from absolute performance across sectors given the positive market returns.

For the Nine Months Ended September 30, 2012

ELSM Advisors finished the first nine months of 2012 with positive performance as gains generated during the first and third quarter were not fully offset by losses in the second quarter, particularly in May.

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

Performance turned negative over the second quarter, primarily driven by losses in May. In April, ELSM Advisors generally realized flat performance. Generation of excess returns from stock selection during the month was strong in some cases with a number of ELSM Advisors generating flat to positive performance despite losses across most developed equity markets. Top performing ELSM Advisors benefited from long exposure to consumer discretionary and consumer staples. Underperforming ELSM Advisors realized losses from long exposure to financials, information technology, and, to a lesser extent, energy & materials. In May, ELSM Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, ELSM Advisors with higher net exposure struggled, while ELSM Advisors with lower net exposure realized more modest losses and a small number of ELSM Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/risk-off environment. Most ELSM Advisors entered the month of June with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, ELSM Advisors with long positions focused in the financials and health care sectors generally outperformed, while ELSM Advisors with exposure to the technology and consumer sectors generally lagged.

Positive performance resumed in the more benign market environment of the third quarter. In July, ELSM Advisors realized moderately positive performance with low dispersion. Performance was generally stronger for ELSM Advisors with long exposure in more defensive sectors. ELSM Advisors were also able to generate positive performance from individual stock selection as the quarterly earnings season led to notable dispersion between individual stock performances. In August, ELSM Advisors generally generated positive performance although there was some dispersion of performance across the sector. Top performing ELSM Advisors benefited from long exposure to cyclical sectors, as well as from idiosyncratic stock gains. Underperforming ELSM Advisors had greater exposure to more defensive sectors and realized losses from long exposure to the emerging markets and Asia. In September, ELSM Advisors generally generated positive absolute performance. Net exposure rose from relatively low levels during August, translating to moderate upside capture in the early part of September. ELSM Advisors only slightly increased risk throughout the month as they remained focused on company fundamentals rather than technical market factors. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to cyclical sectors as well as healthcare and telecom. Underperforming ELSM Advisors had greater exposure to more defensive sectors.

Event Driven Managers LLC

As of September 30, 2012, EDM represented approximately 27% of the Company’s members’ equity. EDM returned 1.97% and 5.94%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

Following mixed performance in the second quarter, when market volatility rose sharply, price action across risk assets was generally positive throughout much of the third quarter, allowing EDM Advisors to generate broadly positive returns.

In July, long credit exposure was generally a contributor to performance for EDM Advisors, with a rally in rates, spread compression in corporate credit, idiosyncratic developments in certain liquidation investments and positive performance in structured credit. Equity special situations were generally a positive contributor to performance as well, and merger arbitrage exposure was generally a modest contributor to performance. Performance from hedges was mixed, with equity market hedges generally detracting but peripheral European sovereign hedges generally contributing positively, although partially reversing as markets rallied into month-end. Through August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted following two strong months of performance in June and July. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, with stimulative monetary responses propelling markets and limited near term catalysts that might cause a market sell-off, many EDM Advisors benefited from having been positioned for positive market performance with long credit and equity exposures. A few EDM Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

For the Nine Months Ended September 30, 2012

EDM Advisors generally produced positive returns during the first nine months of 2012, as positive performance over the first and third quarters outweighed slight negative performance in the second quarter.

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

Performance turned positive again over the third quarter of 2012. In July, both special situations equity and credit exposures contributed positively. The latter benefitted from spread compression in corporate credit as well as idiosyncratic developments in certain liquidation investments and positive performance in structured credit. In August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, many EDM Advisors benefited from having been positioned for positive market performance with long credit and equity exposures, benefitting from the market rally after stimulative policymaker action. A few EDM Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

Global Tactical Trading Managers LLC

As of September 30, 2012, GTTM represented approximately 34% of the Company’s members’ equity. GTTM returned 2.42% and 3.23%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2012.

For the Three Months Ended September 30, 2012

In aggregate, tactical trading strategies generated positive performance in the third quarter, driven by macro GTTM Advisors, while managed futures GTTM Advisors realized flat performance.

In July, managed futures GTTM Advisors generated notable positive returns and macro GTTM Advisors were also positive. Managed futures GTTM Advisors benefitted from long positions in fixed income, most notably in European and U.S. fixed income instruments as yields decreased over the month. Macro GTTM Advisors experienced mixed performance in fixed income trading as exposures varied, particularly at the back end of developed market yield curves. Trading in foreign exchange also contributed positively for both managed futures and macro GTTM Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies, most notably against the euro, which sold off on the back of continued pessimistic sentiment towards Europe. Trading in commodities generated mixed performance. GTTM Advisors with net long positioning in grains typically outperformed, driven by the heat wave in the U.S. Midwest, which led to a rally in grains prices, while short exposure to energy commodities detracted due to a strong rally across the sector. Global equities rallied in July, which led to mixed results for GTTM Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTTM Advisors but in aggregate they experienced losses, driven by managed futures GTTM Advisors. Managed futures GTTM Advisors suffered from their long fixed income positioning, most notably in both European and U.S. fixed income instruments as price action reversed. Trading in foreign exchange also detracted, as most GTTM Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar as a result of the improved sentiment towards Europe. Trading in equities generated positive performance for most GTTM Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across managers.

For the Nine Months Ended September 30, 2012

Tactical trading strategies generated positive performance in the first nine months of 2012 as both macro and managed futures GTTM Advisors overall generated gains in the first and third quarter, offsetting negative performance in the second quarter.

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

In both April and May, managed futures GTTM Advisors experienced strong gains while macro GTTM Advisors experienced broadly flat performance. Managed futures GTTM Advisors benefitted from long positions in fixed income but as fixed income positioning was more mixed for macro GTTM Advisors, there was greater dispersion of returns for macro GTTM Advisors. Performance was mixed in currency trading and both macro and managed futures GTTM Advisors experienced losses in equity trading. Both macro and managed futures GTTM Advisors had mixed positioning in commodities throughout the second quarter, which led to dispersed returns across the asset class. In June, GTTM Advisors experienced losses across asset classes as many GTTM Advisors maintained a more bearish view on global growth, which hurt performance. Managed futures GTTM Advisors were the primary driver of losses for the sector, while macro GTTM Advisors experienced more moderate losses. Fixed income trading was a significant detractor in June as long positions suffered as price action reversed from the prior month. Conversely some select macro GTTM Advisors profited from short fixed income positioning. Equities trading was a detractor for both macro and managed futures GTTM Advisors in June. Trading in currencies also detracted as GTTM Advisors had uniform long positioning in the U.S. dollar which depreciated against most currencies in June. Some macro GTTM Advisors partially offset these losses with long emerging market currency positions. Trading in commodities led to mixed performance in June due to limited consensus in positioning.

In July, managed futures GTTM Advisors generated notable positive returns and macro GTTM Advisors were also positive. Managed futures GTTM Advisors benefitted from long positions in fixed income as yields broadly decreased over the month. Macro GTTM Advisors experienced mixed performance in fixed income trading as exposures varied. Trading in foreign exchange also contributed positively for both managed futures and macro GTTM Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies. Trading in commodities generated mixed performance. Global equities rallied in July, which led to mixed results for GTTM Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTTM Advisors but in aggregate they experienced losses, driven by managed futures GTTM Advisors. Managed futures GTTM Advisors suffered from their long fixed income positioning as price action reversed. Trading in foreign exchange also detracted, as most GTTM Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar. Trading in equities generated positive performance for most GTTM Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across managers.

Comparison of Selected Financial Information for the Three and Nine Months ended September 30, 2013 and September 30, 2012

Dividend Income

Dividend income for the three and nine months ended September 30, 2013 was $212 and $1,513, respectively, compared to dividend income for the three and nine months ended September 30, 2012 of $3,185 and $8,785, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the three and nine months ended September 30, 2013 was $1,042,239 and $3,367,162, respectively, compared to the management fee for the three and nine months ended September 30, 2012 of $1,407,032 and $4,719,687, respectively. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the period ended September 30, 2013 compared to the same period in 2012.

Professional fees for the three and nine months ended September 30, 2013 were $246,717 and $790,805, respectively, compared to professional fees for the three and nine months ended September 30, 2012 of $343,803 and $982,650, respectively. The decrease in professional fees for the period ended September 30, 2013 was primarily due to decreased costs related to reduced agreed upon procedures for regulatory filing requirements for Extensible Business Reporting Language (“XBRL”).

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the three and nine months ended September 30, 2013, the Company incurred an administration fee of $23,551 and $74,501, respectively, compared to the administration fee for the three and nine months ended September 30, 2012 of $29,388 and $96,142, respectively. Through its investments in the Investment Funds, the Company continues to bear a pro-rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the three and nine months ended September 30, 2013, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $39,420 and $126,683, respectively, compared to the Company’s pro-rata indirect share of the administration fee charged at the Investee level for the three and nine months ended September 30, 2012 of $53,075 and $176,148, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the three and nine months ended September 30, 2013 were $46,023 and $121,907, respectively, compared to miscellaneous expenses for the three and nine months ended September 30, 2012 of $38,217 and $153,757, respectively.

Incentive Allocation

The Incentive Allocation for the three and nine months ended September 30, 2013 was $154,604 and $773,182, respectively, compared to the three and nine months ended September 30, 2012 of $9,089 and $16,208, respectively. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither EDMAT nor RVM provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors; however, the Company has been open to new subscriptions throughout the third quarter of 2013. The Managing Member has determined that effective December 1, 2013, the Company will only accept subscriptions from existing investors and will no longer accept subscriptions from new investors. The Company may begin accepting subscriptions again from new qualified investors at any time at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member has been receiving new subscriptions, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of September 30, 2013, approximately 1% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of September 30, 2013, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of September 30, 2013.

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

The Company received subscriptions from new and existing investors of $0 and $1,250,000, respectively, during the three and nine months ended September 30, 2013 and of $250,000 and $6,491,936, respectively, during the three and nine months ended September 30, 2012.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $28,221,779 and $89,567,722, respectively, during the three and nine months ended September 30, 2013 and $72,647,186 and $119,547,247, respectively, during the three and nine months ended September 30, 2012. The Company had redemptions payable in the amount of $22,766,379 at September 30, 2013 and $33,690,336 at December 31, 2012. The Company funded the redemptions made in 2012 and in January, April, July and October 2013 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in October 2013 had a material adverse effect on the value of the units or the performance of the Company.

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

As of September 30, 2013, the Company had cash and cash equivalents on hand of $13,322,304. As of December 31, 2012, the Company had cash and cash equivalents on hand of $20,212,595.

Investments as of September 30, 2013 were $323,906,930 as compared to $387,461,621 as of December 31, 2012. The decrease was primarily due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the nine months ended September 30, 2013.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of September 30, 2013 was $1,796,146 as compared to $1,729,340 as of December 31, 2012. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The increase in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Investment Companies (Accounting Standards Codification (“ASC”) 946). In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 is not expected to materially affect the Company’s financial condition, results of operations, or cash flows.

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

For the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012, 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominately from utilizing NAVs provided by external advisors. At September 30, 2013 and December 31, 2012, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of September 30, 2013 and as of December 31, 2012, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2013 to September 30, 2013 and from January 1, 2012 to December 31, 2012. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

	Nine Months Ended September 30, 2013
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.26%		$128,689,178	$12.3	(2)
EDM	28.34		88,395,952	7.9	(3)
EDMAT	2.53		7,905,775	0.1	(4)
GTTM	31.61		98,612,609	2.0	(5)
RVM	0.10		303,416	(0.1)	(6)
HFPO	—		—	(0.2)	(7)

Total	103.84	%(8)	$323,906,930	$22.0

	Year Ended December 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.94%		$155,842,998	$14.3	(2)
EDM	26.78		99,506,680	9.3	(3)
EDMAT	2.74		10,169,426	(0.6)	(4)
GTTM	32.59		121,112,624	7.3	(5)
RVM	0.13		479,148	0.1	(6)
HFPO	0.09		350,745	(0.3)	(7)

Total	104.27	%(8)	$387,461,621	$30.1

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

The Managing Member leverages RiskMetrics HedgePlatform, a leading hedge fund transparency service provider, for collecting, modeling and aggregating holdings data from underlying Advisors as well as for computing multiple risk analytics, including Value-at-Risk (“VaR”), for both the underlying Advisor as well as the Company. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including VaR and scenario analysis (stress testing). The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of September 30, 2013, the Managing Member had full position level transparency for approximately 77% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. Based on the September 30, 2013 Investment Fund allocation to Advisors and the underlying holdings of these Advisors, the 95% and 99% daily VaR of the Company is 52 bps and 75 bps, respectively. Holdings-based VaR is calculated using Monte Carlo simulations with a three year look back period and is based on actual holdings of Advisors for which position level detail is available; for Advisors where position level detail is not available, realized return history of the Advisor is utilized. The Managing Member believes that the holdings-based VaR assumptions it utilizes are reasonable, given that VaR is only one determinant in the Managing Member’s overall risk management. However, holdings-based VaR has its own limitations. It is effective for risk estimation at short horizons and has limited utility for medium or long horizon risk estimation, since it is computed for a static portfolio and does not account for the dynamic trading behavior of underlying Advisors. Further, its computation can be inaccurate due to mapping and modeling limitations associated with complex portfolios of underlying Advisors and the simplifying assumptions used to account for Advisors who do not provide position level details. Therefore, the Managing Member supplements the holdings-based VaR with a historical VaR metric. This historical VaR metric is calculated using a rolling 36 month historical covariance matrix of underlying Advisors and the September 30, 2013 allocations to underlying Advisors. As of September 30, 2013, the historical 95% and 99% daily VaR of the Company is 39 bps and 55 bps, respectively. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described in the Company’s Form 10-K.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the material Investees were 41% ELSM, 28% EDM and 32% GTTM as of September 30, 2013 as a percentage of members’ equity. The approximate weights of the material Investees were 42% ELSM, 27% EDM and 33% GTTM as of December 31, 2012 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

From January 1, 2013 to September 30, 2013, aggregate subscriptions totaled $1,250,000. Details of the sale of the series of units are as follows:

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

Pursuant to the Company’s limited liability company agreement, holders of units may redeem their units upon 91 days’ prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1 or October 1 occurring on or after the first anniversary of the purchase of such units by the holder (each a “Redemption Date”). Units of a particular series will be redeemed at a per unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any management fee and incentive fee and other liabilities to the extent accrued or otherwise attributable to the units being redeemed. The Company paid out redemptions of $28,221,779 during the three months ended September 30, 2013.

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

Date: November 13, 2013

Index to Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002