Form 10-K
period 2013-12-31
Hedge Fund Managers (Diversified) LLC
filed 2014-03-26
CIK 1173394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The Registrant’s Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2013 held by non-affiliates was $324,333,943. The Registrant had 1,845,097.96 Units of Limited Liability Company Interests outstanding as of March 26, 2014.

Documents Incorporated By Reference

Certain exhibits are incorporated by reference in ITEM 15 of this report

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.	BUSINESS

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

Hedge Fund Managers (Diversified) LLC (the “Company”), is a Delaware limited liability company organized in March 2002 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC (“HFS”), a Delaware limited liability company that is a wholly-owned subsidiary of The Goldman Sachs Group, Inc., serves as the Company’s managing member (the “Managing Member”). Effective May 1, 2013, Goldman Sachs Hedge Fund Partners, LLC was renamed “Hedge Fund Managers (Diversified) LLC.” As of December 31, 2013, the Company had net assets of $297,095,338.

From its inception, the Company has received subscriptions from new investors. During certain historic periods, the Company only took investments from existing investors and limited subscriptions from new qualified investors. During 2013, the Company was open to new subscriptions through November 30, 2013. The Managing Member determined that effective December 1, 2013, the Company will only accept subscriptions from existing investors and will no longer accept subscriptions from new investors. The Company may begin accepting subscriptions again from new qualified investors at any time at the sole discretion of the Managing Member. For the period from January 1, 2013 through December 31, 2013, the Company had two new investors and approximately $1.3 million of aggregate subscriptions from new investors. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. From January 1, 2013 to December 31, 2013, aggregate redemptions totaled $103.1 million. From January through March 2014, the Company satisfied redemption requests in the amount of approximately $24.6 million.

INVESTMENT PROGRAM

Investment Objective and Strategy

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among Investment Funds (as defined below) managed by the Managing Member. Each of the Investment Funds (directly or through other entities) allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the “Advisors”) that employ a broad range of investment strategies primarily within one or more of the following hedge fund sectors (each, an “Investment Sector” and, collectively, the “Investment Sectors”): the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. A general description of each of the Investment Sectors is set forth under “—PERFORMANCE OF THE COMPANY—Description of the Investment Sectors, the Investment Funds and the Performance of the Investment Funds” below. Currently, substantially all of the Company’s assets are invested in three investment funds managed by the Managing Member (such funds and any successor funds thereto, collectively, the “Investment Funds”).

The current Investment Funds are Global Tactical Trading Managers LLC (“GTTM”), which employs investment strategies in the tactical trading sector; Equity Long/Short Managers LLC (“ELSM”), which employs investment strategies within the equity long/short sector; and Event Driven Managers LLC (“EDM”), which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in Event Driven Managers Asset Tr (“EDMAT”), which is a trust containing certain interests in illiquid assets transferred by EDM and Relative Value Managers LLC (“RVM” and together with EDMAT and the Investment Funds, the “Investees”) which, along with EDMAT, is in the process of liquidation. The Company held a nominal investment in HFP Opportunistic Fund LLC (“HFPO”) which ceased its trading activities effective December 31, 2012 and was subsequently liquidated in March 2013. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

The Company may also allocate assets to an Advisor (other than through an investment in an Investment Fund) by investing in an Advisor Fund or establishing a Managing Account. See “PERFORMANCE OF THE COMPANY—Direct Allocations to Advisors” below.

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

Goldman Sachs has also established offshore funds, primarily for the benefit of non-U.S. investors and certain tax-exempt U.S. investors. The offshore funds have an investment objective similar to that of the Company. The offshore funds will allocate their assets to non-U.S. investment funds that have similar investment objectives to the Investment Funds (the “Offshore Investment Funds”), generally (except as described below) in similar proportions to the Company’s allocation of its assets to the Investment Funds. Each of the Offshore Investment Funds generally expects to invest on a side-by-side basis with the corresponding Investment Fund in each investment in proportion to each such entity’s capital, although the structure of certain investment transactions, Advisors’ capacity to accept new investments, legal requirements, available cash and tax or other considerations may result in an Investment Fund or a corresponding Offshore Investment Fund, and indirectly the Company or the offshore funds, not participating in an investment made by the other or participating in different proportions. See “PERFORMANCE OF THE COMPANY—Certain Considerations Relating to Limited Capacity of Potential Advisors” below.

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

As of the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively, the members’ equity of the Company was substantially allocated among the Investees approximately as described in the tables below. Members’ equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Total assets means the sum of the Company’s cash and cash equivalents, other assets and investments determined at any time in accordance with U.S. GAAP as of that date. The figures below represent actual allocations of the Company’s members’ equity and not the allocation of the expected risk of the Company among the Investees. The allocations of the Company’s members’ equity will change from time to time in accordance with the Company’s investment objective and strategies. In addition, the tables below as of December 31, 2013, 2012, 2011, 2010, and 2009 also provide the approximate allocations among the Investees as a percentage of members’ equity. Members’ equity is reduced by member redemptions of $24,580,886 at December 31, 2013, $33,690,336 at December 31, 2012, $24,922,213 at December 31, 2011, $18,895,114 at December 31, 2010 and $22,410,715 at December 31, 2009, which is reflected in Redemptions payable on the Balance Sheet of the financial statements of the respective years as a liability under U.S. GAAP. The Company’s investments are carried at fair value as determined by the Company’s attributable share of the net assets of the respective Investees. Fair values are determined utilizing information supplied by each individual Investee net of each Advisor’s management fee and incentive allocation and are not a guarantee of actual realizable amounts. See “ITEM 1A. RISK FACTORS” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates”.

December 31, 2013

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
ELSM	$124,113,136	41.78%
EDM	87,886,771	29.58
EDMAT	7,742,055	2.61
GTTM	94,556,786	31.83
RVM	135,889	0.04

Total	$314,434,637	105.84	%(2)

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

December 31, 2012

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
ELSM	$155,842,998	41.94%
EDM	99,506,680	26.78
EDMAT	10,169,426	2.74
GTTM	121,112,624	32.59
HFPO	350,745	0.09
RVM	479,148	0.13

Total	$387,461,621	104.27	%(2)

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

December 31, 2011

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a % of Members’ Equity (1)
ELSM	$210,487,878	40.30%
EDM	127,322,190	24.38
EDMAT	13,856,921	2.65
GTTM	164,808,737	31.56
HFPO	691,659	0.13
RVM	1,125,167	0.22

Total	$518,292,552	99.24	%(2)

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that were greater than total liabilities.

December 31, 2010

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a% of Members’ Equity (1)
ELSM	$248,593,542	39.98%
EDM	157,347,212	25.30
EDMAT	23,188,415	3.73
GTTM	181,173,125	29.14
HFPO	735,686	0.12
RVM	1,649,094	0.27

Total	$612,687,074	98.54	%(2)

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that were greater than total liabilities.

December 31, 2009

Investee	Fair Value of Company’s Investment in $ Amount	Fair Value of Company’s Investment as a% of Members’ Equity (1)
ELSM	$235,518,832	39.40%
EDM	132,477,127	22.17
EDMAT	37,532,758	6.28
GTTM	155,217,816	25.97
HFPO	20,801,289	3.48
RVM	4,887,674	0.82

Total	$586,435,496	98.12	%(2)

(1)

Members’ equity, used in the calculation of the fair value of the Investees as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet of the financial statements.

(2)	The total value of the Company’s investment in the Investees was less than 100% of members’ equity because members’ equity reflected cash and cash equivalents that were greater than total liabilities.

PERFORMANCE OF THE COMPANY

For the years ended December 31, 2013, 2012, 2011, 2010, and 2009, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company’s net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See “FEES, EXPENSES AND ALLOCATIONS”.

January 1, 2013 — December 31, 2013

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	7.80%
Class A Series 45	January 2008	7.80%
Class A Series 46	February 2008	7.77%
Class A Series 47	March 2008	7.82%
Class A Series 49	May 2008	7.77%
Class A Series 50	June 2008	7.87%
Class A Series 51	July 2008	7.87%
Class A Series 66	September 2009	8.18%
Class A Series 68	September 2009	8.18%
Class A Series 69	September 2009	8.18%
Class A Series 70	September 2009	8.18%
Class A Series 72	September 2009	8.18%
Class A Series 73	September 2009	8.17%
Class A Series 83	April 2010	8.18%
Class A Series 93	March 2011	7.79%
Class A Series 94	April 2011	7.78%
Class A Series 95	May 2011	7.84%
Class A Series 96	June 2011	7.78%
Class A Series 117	March 2013	5.13%
Class A Series 120	June 2013	2.63%

(1)

As of December 31, 2013, the Company had 20 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2014, Class A Series 45, Series 46, Series 47, Series 49, Series 50, Series 51, Series 73, Series 93, Series 94, Series 95, Series 96, Series 117 and Series 120 units were converted into Class A Series 1 units. Class A Series Units (other than Class A Series 1) issued in subsequent periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the period during which the units were outstanding in 2013.

January 1, 2012 — December 31, 2012

Series of Units (1)	Date of Issuance of Units	Net Return for Period Outstanding (2)
Class A Series 1	—	4.86%
Class A Series 45	January 2008	4.86%
Class A Series 46	February 2008	4.82%
Class A Series 47	March 2008	4.86%
Class A Series 49	May 2008	4.86%
Class A Series 50	June 2008	4.86%
Class A Series 51	July 2008	4.86%
Class A Series 52	August 2008	4.82%
Class A Series 66	September 2009	4.86%
Class A Series 68	September 2009	4.86%
Class A Series 69	September 2009	4.86%
Class A Series 70	September 2009	4.86%
Class A Series 72	September 2009	4.86%
Class A Series 73	September 2009	4.86%
Class A Series 82	April 2010	4.86%
Class A Series 83	April 2010	4.86%
Class A Series 91	January 2011	4.82%
Class A Series 92	February 2011	4.83%
Class A Series 93	March 2011	4.86%
Class A Series 94	April 2011	4.86%
Class A Series 95	May 2011	4.86%
Class A Series 96	June 2011	4.86%
Class A Series 97	July 2011	4.79%
Class A Series 98	August 2011	4.79%
Class A Series 99	September 2011	4.69%
Class A Series 100	October 2011	4.61%
Class A Series 101	November 2011	4.65%
Class A Series 102	December 2011	4.63%
Class A Series 103	January 2012	4.61%
Class A Series 104	February 2012	3.05%
Class A Series 105	March 2012	1.86%
Class A Series 106	April 2012	1.37%
Class A Series 107	May 2012	1.32%
Class A Series 108	June 2012	2.25%
Class A Series 109	July 2012	2.76%

(1)

As of December 31, 2012, the Company had 35 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units. Class A Series Units (other than Class A Series 1) issued in subsequent periods represent issuances of new series and are different from existing series.

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

(1)

As of December 31, 2011, the Company had 28 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Class A Series Units (other than Class A Series 1) issued in subsequent periods represent issuances of new series and are different from existing series.

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

(1)

As of December 31, 2010, the Company had 33 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2011, Class A Series 48, Series 53, Series 54, Series 77 through Series 81, and Series 84 through Series 90 units were converted into Class A Series 46 units. Class A Series Units (other than Class A Series 1) issued in subsequent periods represent issuances of new series and are different from existing series.

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

(1)

As of December 31, 2009, the Company had 33 series of Class A Units (as defined below) outstanding. The Class A Series Units (as defined below) are identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2010, Class A Series 55 through Class A Series 65 and Class A Series 74 through Class A Series 76 units were converted into Class A Series 54 units. Class A Series Units (other than Class A Series 1) issue in subsequent periods represent issuances of new series and are different from existing series.

(2)	The net return is shown for the period during which the units were outstanding in 2009.

The Company only has one class of units at present, Class A units (the “Class A Units” and each series of Class A Units, the “Class A Series Units”). The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds each offer and RVM offered separate classes of units. Among the classes of units offered by GTTM, ELSM, RVM and EDM, each has offered Class C units (the “Class C Units” and each series of Class C Units, the “Class C Series Units”), all of which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). EDMAT has issued interests, which are not subject to management fees and incentive allocations. The Company only owns Class C Series Units of GTTM, ELSM, RVM and EDM, and interests in EDMAT. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not—in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors)—also subject to management fees and incentive allocations paid by each of the Investees. Therefore, holders of a fee bearing class of the Company indirectly own “no-fee-shares” of the Investees. Through its investment in the Investees, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investees, including the administration fee for SEI Global Services, Inc.’s (“SEI”) services as administrator of each Investee, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See “FEES, EXPENSES AND ALLOCATIONS”.

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

Investment Period	Company(1)	3 Month LIBOR	Barclays Aggregate Bond Index	MSCI World Index	S&P 500 Index
1/1/2013—12/31/2013	7.80%	0.28%	(2.02)%	26.68%	32.39%
1/1/2012—12/31/2012	4.86%	0.47%	4.23%	15.83%	16.00%
1/1/2011—12/31/2011	(3.94)%	0.31%	7.86%	(5.54)%	2.11%
1/1/2010—12/31/2010	4.82%	0.34%	6.56%	11.76%	15.06%
1/1/2009—12/31/2009	9.07%	0.87%	5.93%	29.99%	26.46%

(1)

Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company’s net returns for Class A Series 45 through 47, 49 through 51, 66, 68 through 70, 72, 73, 83, 93 through 96, 117 and 120 for 2013; Class A Series 45 through 47, 49 through 52, 66, 68 through 70, 72, 73, 82, 83, 91 through 109 for 2012; Class A Series 45 through 47, 49 through 52, 66, 68 through 70, 72, 73, 82, 83, 91 through 102 for 2011; Class A Series 45 through 54, 66 through 73, 77 through 90 for 2010; and Class A Series 45 through 76 for 2009.

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

ELSM is the current Investment Fund for investing in the equity long/short sector. ELSM’s investment objective is to target attractive risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. The managing member of ELSM generally will not allocate more than 25% of ELSM’s total assets to any single Advisor at the time of allocation.

As of December 31, 2013, ELSM’s managing member (currently, the Managing Member) had allocated ELSM’s assets, directly or indirectly, to 23 Advisor Funds, although this number may change materially over time as determined by ELSM’s managing member.

Individuals and entities affiliated with the GS Group (as defined below), including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 91% of ELSM as of December 31, 2013.

For the past five years from January 1, 2009 to December 31, 2013, ELSM had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2013 — 12/31/2013	14.89%
1/1/2012 — 12/31/2012	7.88%
1/1/2011 — 12/31/2011	(3.72)%
1/1/2010 — 12/31/2010	3.90%
1/1/2009 — 12/31/2009	13.37%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of ELSM (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of ELSM and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by ELSM to SEI. No administration fee was paid to HFS by ELSM in the investment period.

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

EDM is the current Investment Fund for investing in the event driven sector. EDM’s investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector.

As of December 31, 2013, EDM’s managing member (currently, the Managing Member) had allocated EDM’s assets, directly or indirectly, to 17 Advisor Funds, although this number may change materially over time as determined by EDM’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 84% of EDM as of December 31, 2013.

For the past five years from January 1, 2009 until December 31, 2013, EDM had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2013 — 12/31/2013	12.88%
1/1/2012 — 12/31/2012	8.63%
1/1/2011 — 12/31/2011	(3.70)%
1/1/2010 — 12/31/2010	9.60%
1/1/2009 — 12/31/2009	19.10%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of EDM (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of EDM and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by EDM to SEI. No administration fee was paid to HFS by EDM in the investment period.

Tactical Trading Sector

Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: global macro strategies and managed futures strategies. Global macro strategies generally utilize analysis of macroeconomic, geopolitical and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies, and various financial instruments. Generally, the Advisors invest assets in diversified portfolios typically composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities and other derivative contracts on foreign currencies, financial instruments, stock indices, and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs. The Advisors may also engage in speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. The Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. The Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. The Advisors often use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets.

GTTM is the current Investment Fund for investing in the tactical trading sector. GTTM’s investment objective is to target attractive long-term risk-adjusted absolute returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. The managing member of GTTM generally will not allocate more than 25% of GTTM’s total assets to any single Advisor at the time of allocation.

As of December 31, 2013, GTTM’s managing member (currently, the Managing Member) had allocated GTTM’s assets, directly or indirectly, to 23 Advisor Funds, although this number may change materially over time as determined by GTTM’s managing member.

Individuals and entities affiliated with the GS Group, including investment funds, directors, officers, employees, partners, trustees, managers, members and any related trusts, owned approximately 34% of GTTM as of December 31, 2013.

For the past five years from January 1, 2009 to December 31, 2013, GTTM had net returns on invested assets as described in the table below.

Investment Period*	Net Return for Period
1/1/2013 — 12/31/2013	3.69%
1/1/2012 — 12/31/2012	5.64%
1/1/2011 — 12/31/2011	0.63%
1/1/2010 — 12/31/2010	9.65%
1/1/2009 — 12/31/2009	6.35%

*

Net return is based on the performance of Class C Series 1 units. Class C Series 1 units of GTTM (including those issued to the Company) are not subject to management fees paid or incentive allocations made to HFS as managing member of GTTM and therefore returns do not reflect the payment of any such fees or the making of any allocations to HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown above are net of an administration fee paid by GTTM to SEI. No administration fee was paid to HFS by GTTM in the investment period.

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

The Company previously allocated a portion of its assets to RVM, which in turn allocated assets to Advisors that employed investment strategies primarily within the relative value sector. RVM ceased trading activities and began liquidating its portfolio in 2009. As a result, RVM has suspended redemptions pending the completion of the liquidation proceedings. The Company has received, and will continue to receive, proceeds from the liquidation of RVM over time as RVM receives redemption proceeds from Advisors. Such proceeds will be reinvested by the Company, as determined by the Managing Member in its sole discretion, according to the investment guidelines described herein. RVM will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed to investors, including the Company, through payment of a liquidating distribution.

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

References in this Annual Report to Advisors include Advisor Funds, Managed Accounts and any other investment vehicles in which the Investment Funds or the Company invests the assets of which are managed by Advisors.

Certain Considerations Relating to Limited Capacity of Potential Advisors

The Managing Member is also the manager of certain other investment funds and may be the manager of certain other investment funds established in the future that allocate assets directly or indirectly to Advisors that employ strategies similar to those of the Advisors with which the Company and the Investment Funds may invest. In addition, Goldman Sachs (collectively referred to herein, together with its affiliates, directors, partners, trustees, managers, members, officers and employees, as the “GS Group”) or accounts or other investment funds sponsored, managed or advised by Goldman Sachs may seek to invest in funds managed by, or enter into managed account agreements with, Advisors to which it would be appropriate for the Company or the Investment Funds to allocate assets. For example, HFS is currently the managing member of two other Delaware limited liability companies, and the investment manager of certain other funds (such funds, the “HFMD Funds”). The HFMD Funds generally have investment objectives and strategies similar to those of the Company and the corresponding offshore funds.

Advisors may limit the amount of assets or the number of accounts that they will manage and certain Advisors may be closed to new investment. Therefore, the Company and the Investment Funds may not have access to such Advisors. In determining how to allocate investment opportunities among the Company, the Investment Funds, the other funds in which the HFMD Funds invest and any other investment funds or accounts sponsored, managed or advised by Goldman Sachs, Goldman Sachs and/or HFS, as applicable, will take into account the investment objectives of each such entity or account and such other considerations as they deem relevant in their sole discretion. Such allocations may present certain conflicts. See “—POTENTIAL CONFLICTS OF INTEREST—Investment Decisions in Respect of Advisors, the Sale of Units and the Allocation of Investment Opportunities”.

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

Direct Allocations to Advisors

The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company’s assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Portfolio Funds, Managed Accounts and Alternative Investments, as defined below). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described above under “—Overview of the Investment Process of the Investment Funds” with respect to the Investment Funds.

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

Leverage

The Company, GTTM and ELSM generally do not utilize leverage as part of their investment programs. EDM can utilize long-term leverage in its investment program, including, without limitation, to pursue investment opportunities that its managing member determines, in its sole discretion, are attractive during periods in which the capital of EDM is otherwise deployed. The amount of leverage utilized by EDM will be determined by its managing member from time to time based on factors deemed relevant by its managing member in its sole discretion, although such amount will not exceed 25% of the NAV of EDM at the time of any borrowing. Subject to applicable law, the Company and each Investment Fund may, but is not required to, borrow (including through direct borrowings, borrowings through derivative instruments, or otherwise) from Goldman Sachs or other parties, when deemed appropriate by its managing member, in its sole discretion, including without limitation in anticipation of subscriptions, to make investments, to make distributions in respect of redemptions of units, to meet operational needs, to pay expenses or for other purposes. Subject to applicable law, the Company and each Investment Fund may pledge or charge (as the case may be) its assets in order to secure any such borrowings. There are certain additional risks associated with the use of leverage by the Company and the Investment Fund. See “Item 1A. RISK FACTORS—Investment Related Risks—The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject.”

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

Fees and Expenses for Class A Series 1 of the Company for the year ended December 31, 2013 are as follows:

Class A Series 1
Ratios to average net assets (annualized):
Expenses	1.57%
Incentive allocation	0.36%
Total expenses and incentive allocation	1.93%

The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2013 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2013.

Fees and Expenses	Percentage Amount		Dollar Amount
Management Fee	1.25	%(1)	$13,067
Incentive Allocation	5	%(2)	$4,049
Administration Fee	0.02	%(3)	$210
Placement Fee	None		None
Entry Fee	None		None
Exit Fee	None		None
Minimum Subscription Amount	N/A		$1,000,000	(4)

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

(3)

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. The Company also continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds and this administration fee ranged from 0.02% to 0.05% for the year ended December 31, 2013. SEI is the administrator of each Investment Fund.

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

The Managing Member and the managing member of the Investment Funds receive performance-based compensation in respect of its investment management activities on behalf of the Company and the Investment Funds, which rewards the Managing Member for positive performance in the Company and the Investment Funds. As a result, the Managing Member may make investments for the Investment Funds that present a greater potential return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Managing Member may simultaneously manage Accounts for which the Managing Member receives greater fees or other compensation than it receives in respect of the Company or the Investment Funds. Therefore, the Managing Member may have an incentive to favor such Accounts. To address these types of conflicts, the Managing Member has adopted policies and procedures under which it will allocate investment opportunities in a manner that it believes is consistent with its obligations as an investment adviser. See “—Allocation of Investment Opportunities Among the Company and Other Accounts” below. However, the amount, timing, structuring or terms of an investment by the Company or the Investment Funds may differ from, and performance may be lower than, the investments and performance of other Accounts.

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

Goldman Sachs’ and the Managing Member’s Activities on Behalf of Other Accounts

Goldman Sachs engages in various activities in the global financial markets. Goldman Sachs, acting in various capacities (including investment banker, market maker, investor, broker, adviser and research provider), may take actions or advise on transactions in respect of Accounts (including the Company) or companies or affiliated or unaffiliated investment funds in which the Company has an interest that may have potential adverse effects on the Company.

The Managing Member provides advisory services to the Company. The Managing Member’s decisions and actions on behalf of the Company and the Investment Funds may differ from those on behalf of other Accounts. Advice given to, or investment or voting decisions made for, one or more Accounts may compete with, affect, differ from, conflict with, or involve timing different from, advice given to or investment decisions made for the Company or the Investment Funds.

Goldman Sachs (including HFS), the clients it advises, and its personnel have interests in and advise Accounts which have investment objectives or portfolios similar to or opposed to those of the Company, the Investment Funds and the Advisors to which they allocate assets, and/or which engage in and compete for transactions in the same types of securities and other instruments as the Company, the Investment Funds and the Advisors. Transactions (including with respect to investment decisions, voting and the enforcement of rights) by such Accounts may involve the same or related securities or other instruments as those in which the Company, the Investment Funds and the Advisors invest, and may negatively affect the investments of the Advisors (and therefore, the Company). For example, actions taken by Goldman Sachs may result in adverse performance of an Advisor’s investments, which could cause the Advisor to be in default or to take actions to avoid being in default under any applicable lending arrangements, including where Goldman Sachs is the lender (e.g., where Goldman Sachs provides prime brokerage services to the Advisor). Moreover, Accounts may engage in a strategy while the Company or an Advisor is undertaking the same or a differing strategy, any of which could directly or indirectly disadvantage the Company. The Company, on one hand, and Goldman Sachs, Accounts or the Advisors, on the other hand, may also vote differently on or take or refrain from taking different actions with respect to the same security, which may be disadvantageous to the investments of the Advisors (and therefore, the Company).

Goldman Sachs (including HFS) and its personnel may advise on transactions, make investment decisions or recommendations, provide differing investment views or have views with respect to research or valuations that are inconsistent with, or adverse to, the interests and activities of the Company or the Investment Funds. Research, analyses or viewpoints may be available to clients or potential clients at different times. Goldman Sachs will not have any obligation to make available to the Company or the Investment Funds any research or analysis prior to its public dissemination. The Managing Member is responsible for making investment decisions on behalf of the Company and the Investment Funds, and such investment decisions can differ from investment decisions or recommendations by Goldman Sachs on behalf of other Accounts. Goldman Sachs may, on behalf of other Accounts and in accordance with its management of such Accounts, implement an investment decision or strategy ahead of, or contemporaneously with, or behind similar investment decisions or strategies made for the Company or the Investment Funds. The relative timing for the implementation of investment decisions or strategies among Accounts and the Company and the Investment Funds may disadvantage the Company.

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

Goldman Sachs May Act in a Capacity Other Than Managing Member to the Company

Principal and Cross Transactions

When permitted by applicable law and the Managing Member’s policies, the Managing Member, acting on behalf of the Company or the Investment Funds, may enter into transactions in securities and other instruments with or through Goldman Sachs or in Advisor Funds managed by Goldman Sachs, and may cause the Company or the Investment Funds to engage in transactions in which the Managing Member acts as principal on its own behalf (principal transactions), advises both sides of a transaction (cross transactions) and acts as broker for, and receives a commission from, the Company or the Investment Funds on one side of a transaction and a brokerage account on the other side of the transaction (agency cross transactions). There may be potential conflicts of interest or regulatory issues relating to these transactions which could limit the Managing Member’s decision to engage in these transactions for the Company or the Investment Funds. Goldman Sachs may have a potentially conflicting division of loyalties and responsibilities to the parties in such transactions, and has developed policies and procedures in relation to such transactions and conflicts. Any principal, cross or agency cross transactions will be effected in accordance with fiduciary requirements and applicable law (which may include disclosure and consent). By virtue of entering into the subscription agreement with the Company (a “Subscription Agreement”), a Member consents to the Company entering into principal transactions, cross transactions and agency cross transactions to the fullest extent permitted under applicable law.

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

Goldman Sachs May Act in Multiple Commercial Capacities

Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company, the Investment Funds, the Advisors or issuers of securities held by Advisor Funds. Goldman Sachs may be entitled to compensation in connection with the provision of such services, and the Company, the Investment Funds and Advisor Funds will not be entitled to any such compensation. Goldman Sachs will have an interest in obtaining fees and other compensation in connection with such services that are favorable to Goldman Sachs, and in connection with providing such services may take commercial steps in its own interests, or may advise the parties to which it is providing services to take actions or engage in transactions, that negatively affect the Company, an Investment Fund, an Advisor or an Advisor Fund. For example, Goldman Sachs may advise a company to make changes to its capital structure the result of which would be a reduction in the value or priority of a security in which the Company, the Investment Funds, an Advisor or an Advisor Fund has a direct interest. Actions taken or advised to be taken by Goldman Sachs in connection with other types of transactions may also result in adverse consequences for the Company. In addition, due to its access to and knowledge of funds, markets and securities based on its prime brokerage and other businesses, Goldman Sachs may make decisions based on information or take (or refrain from taking) actions with respect to interests in investments of the kind held directly or indirectly by the Company in a manner that may be adverse to the Company. Goldman Sachs may also derive benefits from providing services to the Company, the Investment Funds and the Advisor Funds, which may enhance Goldman Sachs’ relationships with various parties, facilitate additional business development and enable Goldman Sachs to obtain additional business and generate additional revenue.

In addition, Goldman Sachs may make loans to Members or enter into similar transactions that are secured by a pledge of, or mortgage over, a Member’s units, which would provide Goldman Sachs with the right to redeem such units in the event that such Member defaults on its obligations. These transactions and related redemptions may be significant and may be made without notice to the Members.

Subject to applicable law, Goldman Sachs (including HFS) may also invest in the Company and the Investment Funds. Unless provided otherwise by agreement to the contrary, Goldman Sachs may redeem its interests in the Company or the Investment Funds at any time without notice to investors or regard to the effect on the Company’s portfolio, which may be adverse. Goldman Sachs (including HFS) may create, write, sell, issue, invest in or act as placement agent or distributor of derivative instruments related to the Company, Investment Funds or Advisor Funds, or with respect to underlying securities or assets of the Company, the Investment Funds or Advisor Funds, including interests in funds or accounts managed by Advisors, or which may be otherwise based on or seek to replicate or hedge the performance of the Company, the Investment Funds or Advisor Funds or their underlying securities or assets, including interests in funds or accounts managed by Advisors. Such derivative transactions, and any associated hedging activity, may differ from and be adverse to the interests of the Company, Investment Funds and Advisors.

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

No compensable errors have been identified for the years ended December 31, 2013, 2012 and 2011.

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

EMPLOYEES

As of December 31, 2013, the Company had no employees. However, the Company is managed by the Managing Member which as of December 31, 2013, was supported by approximately 152 employees of the GS Group worldwide, of which approximately 53 allocated at least a portion of their time to the management of the Company and the Investees.

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

There will be a significant period of time between the date as of which Members submit redemption requests and the date as of which they can expect to receive full payment for their redemption proceeds in respect of any redemption request. Members whose redemption requests in respect of any particular redemption date are accepted will bear the risk that the Company’s NAV may fluctuate significantly between the date as of which redemption requests were submitted and the date the Member’s units are redeemed. Members will have to decide whether to request that the Company redeem their units without the benefit of having actual information regarding the value of units on the applicable Valuation Date, as defined below. The same or similar limitations apply to the Company’s investment in the Investment Funds, and may also apply to an Investment Fund’s investment with certain Advisors.

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

In addition, from time to time, certain Advisor Funds and Investees may suspend, gate or otherwise further limit redemptions, side pocket assets, make distributions in-kind in connection with redemption requests, or liquidate their portfolios. For example, RVM has suspended redemptions pending the completion of liquidation proceedings. The timeframe for the recovery of illiquid assets is typically unknown, and it may be a significant period of time before an Investment Fund is able to liquidate any assets received in respect of a distribution in-kind or to redeem from such Advisor Funds. Under certain circumstances, an Investment Fund may distribute to the Company its allocable portion of any assets received in respect of a distribution in-kind, and it may be a significant period of time before the Company is able to liquidate such assets. An Investment Fund may also distribute assets in-kind to the Company by other means. For example, EDM has, in the past, distributed assets in-kind to the Company through the distribution of interests in a liquidating trust. See “—Redemption May be in Cash or In-Kind under the Sole Discretion of the Managing Member”. All units will participate in these less liquid positions, even if such units are purchased after the Investment Funds or the Company receives a distribution in-kind or invests in the applicable Advisor Fund.

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

The Company funded the redemptions made in 2011, 2012, 2013 and January 2014 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of un-invested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner. The Company also used a credit facility to fund select past redemptions. The Company currently is not a party to a credit facility. The redemptions made from the Investment Funds during 2013 to fund the redemptions made in the Company during 2013 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the Redemptions paid in January 2014 had a material adverse effect on the value of the units or the performance of the Company.

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

The Investment Funds may also make in-kind distributions to their members, including the Company. For example, on March 31, 2009, the managing manager of EDM created EDMAT, a Delaware statutory trust, for the benefit of its investors, including the Company. EDMAT does not hold any liquid assets and therefore provides no redemption rights, thus distributions are made to investors as underlying investments of Advisors are realized. The actual timing of these distributions is dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it may be a significant period of time before such positions are realized or disposed of. The Company’s pro-rata share of EDMAT interests as of the transfer date was an amount equal to approximately 3% of the Company’s NAV.

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

Generally, the managing member of the Investment Funds will have no ability to assess the accuracy of the valuations or other financial information received from each Investment Fund’s Advisors with respect to allocations not made through Managed Accounts. In the event that the managing member of an Investment Fund does not receive a valuation from an Advisor Fund on a timely basis, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, HFS, as the Managing Member, may, in its sole discretion, determine the fair value of the Investment Funds’ interests in the Advisor Fund independently of the Advisor’s valuations based on the best available information, which may be the information most recently provided by an Advisor to HFS, and any factors deemed relevant by HFS at the time of such valuation. Such determination (which will affect the

Company’s NAV and, consequently, the calculation of the Management Fee and Incentive Allocation) may be materially inaccurate, including because the information available to HFS was insufficient, inaccurate or out of date. It is not expected that the Company will make adjustments to correct such determinations to reflect information that becomes available to the Company at a later date, although the Managing Member may make such adjustments in its sole discretion. As a result, the failure of an Advisor to provide adequate information to an Investment Fund on a timely basis could have a material adverse effect on the Company and the Members. See “—The Company’s NAV Estimates are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future” below.

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

Reliance on Technology

The managing member of the Investment Funds and certain Advisors may utilize technology and investment models in their investment programs. For example, certain Advisors may utilize quantitative portfolio models to seek to allocate assets. These models, among other things, may forecast relative returns for, risk levels and volatility of, and correlations among strategies and investments. However, these models may, for a variety of reasons, fail to accurately predict such factors, including because of scarcity of historical data in respect of certain strategies and investments, erroneous underlying assumptions or estimates in respect of certain data or other defects in the models, or because future events may not necessarily follow historical norms. There can be no assurance that the predictive models of an Advisor are adequate or that the models will be adequately utilized by the Advisor. In addition, certain investment strategies may be dependent upon various computer and telecommunications technologies. The successful implementation and operation of these strategies could be severely compromised by telecommunications failures, power loss, cybersecurity breaches, software-related “system crashes,” fire or water damage, or various other events or circumstances.

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

The Volcker Rule Generally Prohibits Certain Transactions With Hedge Funds or With Investment Vehicles Controlled by Hedge Funds

In July 2010, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (as it may be amended, and together with the regulations to be promulgated thereunder, the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act includes the so-called “Volcker Rule.” U.S. financial regulators approved final rules to implement the statutory mandate of the Volcker Rule in December 2013. Pursuant to the Dodd-Frank Act, the Volcker Rule was effective July 21, 2012; however, in December 2013, the Federal Reserve issued an order that provides that banking entities are not required to be in compliance with the Volcker Rule until July 21, 2015. Under the Volcker Rule, Goldman Sachs can “sponsor” or manage hedge funds and private equity funds only if certain conditions are satisfied. Among other things, these Volcker Rule conditions generally prohibit banking entities (including Goldman Sachs and its affiliates) from engaging in “covered transactions” and certain other transactions with hedge funds or private equity funds that are managed by affiliates of the banking entities, or with investment vehicles controlled by such hedge funds or private equity funds.

“Covered transactions” include loans or extensions of credit, purchases of assets and certain other transactions (including derivative transactions and guarantees) that would cause the banking entities or their affiliates to have credit exposure to funds managed by their affiliates. In addition, the Volcker Rule requires that certain other transactions between Goldman Sachs and such entities be on “arms’ length” terms. The Company and the Investment Funds do not expect to engage in such transactions with Goldman Sachs to any material extent. As a result, the prohibition on covered transactions between Goldman Sachs and the Company and the Investment Funds, and the prohibition on engaging in transactions involving or resulting in a material conflict of interest, are not expected to have a material effect on the Company. However, because the restrictions on transactions described above could also apply to transactions between Goldman Sachs and an underlying Advisor Fund (as a result of the Company’s or an Investment Fund’s investment in such Advisor Fund or otherwise), Advisors may restrict or limit investments by the Company, the Investment Funds and other investment funds managed by the Managing Member and its affiliates in the Advisor Funds managed by such Advisors. The Managing Member may also restrict or limit investments by the Company, the Investment Funds and other Advisor Funds managed by the Managing Member and its affiliates in Portfolio Funds managed by such Advisors or limit voting or other rights. These restrictions could materially adversely affect the Company, the Investment Funds and/or Advisors, including because the restrictions could result in the Company, the Investment Funds or Advisors foregoing certain investments or investment strategies or taking other actions, which actions could disadvantage the Company. In addition, the Volcker Rule prohibits any banking entity from engaging in any activity that would involve or result in a material conflict of interest between the banking entity and its clients, customers or counterparties, or that would result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies. However, there remains significant uncertainty as to how this prohibition will ultimately impact Goldman Sachs, the Company, the Investment Funds and Advisors. These restrictions could materially adversely affect the Company, the Investment Funds and/or Advisors, including because the restrictions could result in the Company, the Investment Funds and/or Advisors foregoing certain investments or investment strategies or taking other actions, which actions could disadvantage the Company.

As noted above, under the Volcker Rule, Goldman Sachs can “sponsor” and manage hedge funds and private equity funds only if certain conditions are satisfied. While Goldman Sachs intends to satisfy these conditions with respect to the Company and the Investment Funds, if for any reason Goldman Sachs is unable to, or elects not to, satisfy these conditions or any other conditions under the Volcker Rule, then Goldman Sachs may no longer be able to act as the managing member and commodity pool operator of the Company and the Investment Funds. In such event, the structure, operation and governance of the Company or the Investment Funds may need to be altered such that Goldman Sachs is no longer deemed to sponsor the Company or the Investment Funds. In addition, other sections of the Dodd-Frank Act may adversely affect the ability of the Advisors to pursue their respective trading strategies, and may require material changes to the business and operations of, or have other adverse effects on, the Company and the Advisors.

AIFM Directive

The European Parliament has adopted the European Union (“EU”) Directive on Alternative Investment Fund Managers (the “AIFM Directive”), which seeks to regulate Advisors domiciled in the EU and Advisors that manage Advisor Funds domiciled or marketed in the EU. The AIFM Directive imposes certain requirements and restrictions on such Advisors, which differ based on the domicile of the applicable Advisor and Advisor Fund and the circumstances under which an Advisor Fund is marketed in the EU. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. Applicable Advisors became subject to regulation under the AIFM Directive on July 22, 2013. However, the legislative process of enacting and implementing the AIFM Directive in certain member states of the EU as well as a number of European Economic Area jurisdictions (“Member States”) is ongoing and the provision of guidance and rulemaking by certain agencies under the AIFM Directive remain outstanding. As a result of the AIFM Directive, an Advisor may be restricted from marketing Advisor Funds in the EU, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the applicable Advisor, Advisor Funds and any associated fees and income charged by such Advisor (e.g., Advisors’ management and/or performance fees).

Regulation as a Bank Holding Company

Because Goldman Sachs is currently deemed to “control” the Company and the Investment Funds within the meaning of the BHCA, the restrictions imposed by the BHCA and related regulations are expected to apply to the Company and the Investment Funds as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, may restrict the transactions and relationships between the Managing Member (in its capacity as managing member of the Company or the Investment Funds, as applicable), Goldman Sachs and their affiliates, on the one hand, and the Company and the Investment Funds, on the other hand, and may restrict the investments and transactions by, and the operations of, the Company and the Investment Funds. In addition, the BHCA regulations applicable to Goldman Sachs, the Company and the Investment Funds may, among other things, restrict the ability of the Company and the Investment Funds to make certain investments or the size of certain investments, impose a maximum holding period on some or all of the Company’s investments, restrict the Managing Member’s ability to participate in the management and operations of the companies in which the Company and the Investment Funds directly or indirectly invest (including by requiring the Investment Funds to acquire interests in Advisor Funds that have limited or no voting rights), and restrict the ability of Goldman Sachs to invest in the Company and the Investment Funds. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances positions held by Goldman Sachs and accounts or other investment funds sponsored, managed or advised by Goldman Sachs (including accounts in which Goldman Sachs and its personnel have an interest) may need to be aggregated with positions held by the Company and the Investment Funds. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for such accounts (including accounts in which Goldman Sachs and its personnel have an interest), which may require the Company and the Investment Funds to limit and/or liquidate certain investments. See “Item 1. BUSINESS—POTENTIAL CONFLICTS OF INTEREST.” In the event that the Company or an Investment Fund is deemed to “control” any Advisor Fund or Advisor for purposes of the BHCA (as a result of the investment in such Advisor Fund by the Company or an Investment Fund, the receipt of any rights with respect to such Advisor or otherwise), the foregoing restrictions may also apply to such Advisor Fund or Advisor. See “—Advisors’ Activities May be Limited Due to Investment by the Company; Advisors May Limit Investment by the Company” below.

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

Special Considerations Applicable to the Continuous Offering of Units

The Company may accept additional subscriptions for units, from time to time, as determined by the Managing Member, in its sole discretion, and in accordance with the Company’s LLC Agreement. During certain historic periods, the Company only took investments from existing Members and limited subscriptions from new qualified investors. During 2013, the Company was open to new subscriptions through November 30, 2013. The Managing Member determined that effective December 1, 2013, the Company will only accept subscriptions from existing investors and will no longer accept subscriptions from new investors. The Company may begin accepting subscriptions again from new qualified investors at any time at the sole discretion of the Managing Member. Additional subscriptions will dilute the indirect interests of existing Members in the Company’s investment portfolio prior to such subscriptions, which could have an adverse impact on the existing Members’ interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Each Investment Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Investment Fund’s governing documents). Such additional subscriptions will dilute the interests of the Investment Fund’s existing members (including the Company) in the Investment Fund’s investment portfolio prior to any such subscription, which could have an adverse impact on the existing members’ interest in the Investment Fund if such Investment Fund’s future investments underperform its prior investments. Each Advisor Fund may also accept additional subscriptions for membership units (as determined by its managing member and in accordance with such Advisor Fund’s governing documents), which will further dilute the indirect interests of the Investment Fund’s existing members (including the Company). In addition, it is expected that certain Advisors will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a “high-water mark” attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. Any value attributable to the fact that no performance-based compensation will be paid to an Investment Fund’s Advisor until its gains exceed its prior losses (the “Loss Carry-forward Value”) will not be taken into account in determining the NAV of the Investment Fund. Therefore, such Loss Carry-forward Value to existing members of an Investment Fund, including the Company, will be diluted by new subscriptions for such Investment Fund’s membership units, because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

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

As of December 31, 2004, the Company had more than 499 Members. As a result, the Company became subject to the requirements of the Exchange Act, including the requirement to publicly file with the SEC periodic reports. In addition, because the Company is registered under the Exchange Act, the Company is also subject to certain of the provisions of the Sarbanes Oxley. The Company will incur costs in connection with complying with the requirements of the Exchange Act and Sarbanes Oxley. The Company does not expect that these costs will be material. To the extent the Company has fewer than 300 Members it will be able to de-register under the Exchange Act and would no longer be required to make SEC Filings. The Company expects to have fewer than 300 Members as of April 1, 2014 and accordingly expects to de-register at such time.

Pursuant to the rules and regulations promulgated under the Exchange Act, investors may be required to make public filings with the SEC in certain circumstances. For example, an investor deemed to be the beneficial owner of more than 5% of the outstanding units for purposes of Section 13(d) of the Exchange Act will generally be required to file a Schedule 13D or Schedule 13G, as applicable, in respect of such investor’s interest in the Company. In addition, an investor deemed to be the beneficial owner, for purposes of Section 16 of the Exchange Act, of more than 10% of any class of equity securities registered under the Exchange Act will be required to file Forms 3, 4 and 5 with respect to such investor’s interest in the Company and will be subject to the short-swing profit liability rules under Section 16 of the Exchange Act. These requirements will cease to apply when the Company de-registered under the Exchange Act.

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

Investing Prior to Receipt of Subscription Monies and Prior to the Effective Date of Subscriptions

The Company may, in the sole discretion of the Managing Member, begin making investments at any time prior to the effective date of subscriptions for units on the basis of anticipated subscriptions. In addition, without limiting the generality of the foregoing, the Company may, in the sole discretion of the Managing Member, begin making investments on or after the effective date of a subscription on the basis of anticipated receipt of funds with respect to the subscription even if such funds were not received on such effective date. Pursuant to the subscription agreement, Members will be liable for any losses or costs arising out of or relating to the non-payment or late payment of subscription monies, including any losses or costs incurred as a result of the Company making investments on the basis of anticipated receipt of such monies as of the effective date of a subscription. These practices could have an adverse effect on the Company. Non-payment or late payment of subscription monies may result in losses and costs to the Company, and the Company may not ultimately recoup such losses or costs from the applicable Member. In addition, the Managing Member may make investments or other portfolio decisions in anticipation of subscriptions that would not have been made were it known that the subscriptions would not be made or would be made late, which could have an adverse effect on the Company’s portfolio. Similar consequences could occur in the event that the Investment Funds begin making investments prior to the effective date of subscription for interests on the basis of anticipated subscriptions.

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

The Investment Funds’ and the Advisors’ Investments May not be Diversified and There Can be no Assurance That the Company’s Allocation Methodologies will Achieve the Company’s Allocation Goals

The Managing Member will have no constraints on the percentage of the Company’s assets allocated to any single Investment Fund, Advisor, group of Advisors, or Investment Sector or strategy. The managing member of the Investment Funds will have no constraints on the number of Advisors allocated Investment Fund assets at any one time, or the percentage of an Investment Fund’s assets allocated to any single Advisor, group of Advisors, or investment strategy, although the managing member of each of GTTM and ELSM will not allocate more than 25% of the total assets of the applicable fund to any single Advisor at the time of investment in such Advisor. There are no restrictions on the amount of assets of EDM that its managing member can allocate to any single Advisor. No assurance is given as to any level of multiple Advisor diversification or diversification among the Investment Sectors or Investment Funds. Greater concentration with any single Advisor or in any single Investment Sector or Investment Fund may entail additional risks and likely will increase the adverse effect on the Company of any problems experienced by an underlying Advisor (including without limitation any suspension of redemptions by such Advisor), since such Advisor is more likely to make up a significant portion of the Company’s assets.

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

Indemnification of Advisors May Create Costs for the Company and the Investment Funds

The Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of membership units by the Investment Funds, and (ii) services provided by the Advisors directly or indirectly on behalf of the Investment Funds. In addition, Advisor Funds in which the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Company may adversely affect the Company’s performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, neither the Company nor any of the Investment Funds is under direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.

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

Additional Risks Applicable to the Allocation of Assets to Certain Advisors With Limited Operating History and Capacity to Manage an Investment Advisory Business

The Investment Funds may allocate assets to Advisors that have relatively low levels of assets under management, limited direct experience managing Advisor Funds and/or limited or no experience managing certain of the strategies expected to be deployed by them in their investment program. Certain such Advisors may utilize newly developed strategies that may not be widely used, and the risks of such strategies may be difficult to predict in various market conditions. The Investment Funds may invest a substantial portion of its assets with such Advisors. The ability of the managing member of the Investment Funds to determine whether an Advisor has the capability and/or possesses the resources to effectively manage an investment advisory business (notwithstanding any portfolio management experience) may be limited, including because such Advisors may have limited or no independent track records. An allocation by the Investment Funds to such Advisors may entail additional risks. For example, such Advisors may not yet have established their infrastructure, their infrastructure may be newly established, or they may have less dedicated resources (e.g., qualified managerial and/or technical personnel and outside advisors) and less developed marketing and other capabilities when compared with managers having higher levels of assets under management or more direct experience managing Advisor Funds. In addition, such Advisors may not have previous experience with applicable legal and regulatory considerations associated with managing an Advisor Fund. For example, certain Advisors to whom the managing member of the Investment Funds may seek to allocate assets may have previously worked on a proprietary trading desk of a financial institution. The foregoing may result in greater deficiencies relating to operations, risk management and investment management. Such deficiencies may have a material adverse effect on the Investment Funds’ and the Company’s performance.

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

In the event of a cross transaction involving an Advisor Fund Special Investment, it is anticipated that the Advisor Fund Special Investment will generally be assigned for a price equal to the last value reported by the applicable Advisor to the holder of such Advisor Fund Special Investment. Because Advisor Fund Special Investments may be difficult to value, in any cross transaction involving an Advisor Fund Special Investment the Company will be exposed to the risk that it is paying more (in the event that an Investment Fund or the Company is the transferee) or receiving less (in the event that an Investment Fund or the Company is the transferor) for such Advisor Fund Special Investment than the value at which such Advisor Fund Special Investment might be realized if it were realized at the time of the transfer or the value at which such Advisor Fund Special Investment will ultimately be realized.

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

The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds’ Investment Portfolios May be Subject

EDM may utilize long-term leverage in its investment program. The Company and the other Investment Funds generally will not utilize leverage as part of their investment programs. Subject to applicable law, the Company and the Investment Funds may borrow from Goldman Sachs or other parties when deemed appropriate by the Managing Member in its sole discretion. Advisors may utilize varying degrees of leverage in their investment programs.

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

In addition, the SEC, the CFTC, other regulators, self-regulatory organizations and exchanges are authorized to regulate trading or other activity with respect to, and to intervene (directly and by regulation) in certain markets, and may restrict or prohibit market practices. For example, in 2008, certain jurisdictions imposed restrictions and reporting requirements on short selling, as described under “—Short Selling Creates the Risk of Significant Losses” below. The duration of such restrictions and type of instruments affected may vary from country to country and may significantly affect the value of the Advisors’ holdings and their ability to pursue their respective investment strategies. The effect of any regulatory change on the Advisors and the Company could be substantial and adverse. See “—General Risks—Legal, Tax and Regulatory Risks; Disclosure of Information Regarding Members” above.

Speculative Position Limits

The CFTC, U.S. commodities exchanges and certain non-U.S. commodities exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short (or, for some commodities, the gross) number of positions which any person or group of persons may own, hold or control in various futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by certain related entities.

In applying such limits, the CFTC and some commodities exchanges will require aggregation of the Company’s, an Investment Fund’s or an Advisor Fund’s positions in futures and options on futures contracts with positions held by other entities and/or accounts managed by the managing member of an Investment Fund or the applicable Advisor. In addition, under current applicable regulations, if multiple managing members of Investment Funds or Advisors trade in commodities on behalf of the Company, such managing members of Investment Funds or Advisors could be required to comply with position limits as if the Advisors collectively were a single trader, absent qualifying for exemptive relief therefrom. To comply with such position limits, the managing member of an Investment Fund and the Advisors may be required to modify their trading strategies or liquidate positions, which could adversely affect the operations and profitability of the Company.

In addition, the CFTC recently proposed rules which would impose a position limits regime for futures and options on futures contracts and swaps with respect to twenty-eight agricultural, energy and metal commodities, along with economically equivalent futures, options on futures contracts and swaps, that among other things, incorporate more restrictive aggregation criteria in some respects than the current rules. Any additional rules or rule amendments adopted by the CFTC in the future may hinder the ability to trade such contracts or other instruments and could have an adverse effect on the operations and profitability of the Company.

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

The high and low NAV per Unit of the initial series of units for Class A Series 1 of the Company during each quarterly period from January 1, 2012 through December 31, 2013 are as follows:

Quarter Ended	High	Low
3/31/12	$149.75	$147.18
6/30/12	$149.82	$147.62
9/30/12	$150.02	$148.65
12/31/12	$151.91	$149.64
3/31/13	$157.40	$155.19
6/30/13	$159.55	$157.62
9/30/13	$159.06	$157.43
12/13/13	$163.75	$160.37

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

Record Holders of Units of the Company

As of December 31, 2013, 2,183,657.13 units were held by 301 Members.

Distributions

The Company has not made distributions from January 1, 2013 to December 31, 2013 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of units.

Recent Sales of Unregistered Units and Use of Proceeds

From January 1, 2013 to December 31, 2013, aggregate subscriptions totaled $1,250,000. The Company previously reported sales of unregistered units during the 2013 fiscal year in the Company’s Quarterly Reports on

Form 10-Q. In connection with each funding, the units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used substantially all the proceeds to make investments in the Investment Funds.

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

The Company previously reported redemptions of units during 2013 in the Company’s Quarterly Reports on Form 10-Q. The Company redeemed 171,737.36 units during the fourth quarter ended December 31, 2013. From January 1, 2013 to December 31, 2013, aggregate redemptions totaled $103,135,150. Redemptions of $24,444,895 will be effective on January 1, 2014 and are reflected in redemptions payable in the December 31, 2013 balance sheet. See ITEM 15. “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES”.

Performance Graph

The line graph below compares the cumulative total return on the Company’s units during the period from January 2009 through December 31, 2013, with the return on the 3 Month LIBOR, the Barclays U.S. Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

Cumulative Performance (January 2009—December 2013)

(CUMULATIVE PERFORMANCE GRAPH)

Source: PerTrac Indices Database, www.standardandpoors.com, www.mscidata.com, www.barcap.com, Bloomberg

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

Set forth below is certain selected historical data for the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected historical financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP (“EY”). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
Operations Data	2013		2012		2011	2010		2009
Net realized and unrealized gain/(loss)	$32,841,183		$30,112,736		$(14,836,466)	$37,931,357		$60,555,634
Total expenses	$5,458,059		$7,627,047		$8,635,286	$8,867,518		$8,871,658
Net income/(loss)	$27,384,805		$22,497,712		$(23,465,084)	$29,085,355		$51,843,963
Less: Incentive allocation to the managing member	$1,245,897		$60,416		$6,026	$283,319		$137,681
Net income/(loss) available for pro-rata allocation to members	$26,138,908		$22,437,296		$(23,471,110)	$28,802,036		$51,706,282

Financial Condition Data	Year Ended as of December 31,
	2013		2012		2011	2010		2009
Investments	$314,434,637		$387,461,621		$518,292,552	$612,687,074		$586,435,496
Total assets	$323,545,054		$407,674,216		$548,994,309	$642,636,484		$621,906,334
Total liabilities	$26,449,716		$36,078,533		$26,715,538	$20,842,491		$24,208,299
Members’ equity	$297,095,338	(1)	$371,595,683	(2)	$522,278,771 (3)	$621,793,993	(4)	$597,698,035	(5)
Ending NAV/Unit:
Class A Series 1	$163.75		$151.91		$144.87	$150.82		$143.89

(1)	Members’ equity as of December 31, 2013 reflects redemptions payable in the amount of $24,580,886 at December 31, 2013.

(2)	Members’ equity as of December 31, 2012 reflects redemptions payable in the amount of $33,690,336 at December 31, 2012.

(3)	Members’ equity as of December 31, 2011 reflects redemptions payable in the amount of $24,922,213 at December 31, 2011.

(4)	Members’ equity as of December 31, 2010 reflects redemptions payable in the amount of $18,895,114 at December 31, 2010.

(5)	Members’ equity as of December 31, 2009 reflects redemptions payable in the amount of $22,410,715 at December 31, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2013, the Company had total assets of $323,545,054 compared with total assets of $407,674,216 as of December 31, 2012. Total liabilities of the Company were $26,449,716 as of December 31, 2013 compared with $36,078,533 as of December 31, 2012. Members’ equity of the Company was $297,095,338 as of December 31, 2013 compared with $371,595,683 as of December 31, 2012.

The Company’s investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among investment funds managed by the Managing Member, each of which (directly or through other entities) allocates its assets to, or invests in entities managed by, the Advisors, that employ a broad range of investment strategies primarily within one or more of the following Investment Sectors: the tactical trading sector, the equity long/short sector, the event driven sector and the relative value sector. Currently, substantially all of the Company’s assets are invested in three Investment Funds, each of which is managed by the Managing Member. The current Investment Funds are GTTM, which employs investment strategies in the tactical trading sector; ELSM, which employs investment strategies within the equity long/short sector; and EDM, which employs investment strategies within the event driven sector. The balance of the Company’s assets are invested in EDMAT, which is a trust containing certain interests in illiquid assets transferred by EDM and RVM, which, along with EDMAT, is in the process of liquidation. In addition, the Company may, directly or indirectly, allocate assets to Advisors whose principal investment strategies are not within one of the Investment Sectors referenced herein.

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

Results of Operations

The following presents a summary of the operations for the years ended December 31, 2013, 2012, and 2011, and a general discussion of each significant Investee’s performance during those periods. The Investees’ dealing net asset value (“NAV”) and reported performance are prepared using the latest information available from the Advisor Funds at the time of such valuation in accordance with their LLC Agreement. The Investees’ investments in the Advisor Funds are determined utilizing NAVs supplied by, or on behalf of, the Advisors of each Advisor Fund. Furthermore, NAVs received from the administrator of the Advisor Funds may be estimates and such values will be used to calculate the NAV of the Investees for purposes of determining amounts payable on redemptions and reported performance of the Investees. Such estimates provided by the administrators of the Advisor Funds may be subject to subsequent revisions which may not be reflected in the Investees’ final month-end dealing NAV. The annual audited financial statements may reflect adjustments for such subsequent revisions which may result in a variance between the Investees’ total return reported in their audited financial statements and the reported performance based on the month-end dealing NAV.

2013 Performance

The Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2013 was $32,841,183 compared to the Company’s net realized and unrealized gain/(loss) for the year ended December 31, 2012 of $30,112,736.

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

Markets were generally off to a positive start in 2013 as positive macro announcements across the world, especially the partial resolution of the “fiscal cliff” in the U.S., more than offset the negative impact of a moderate earnings picture. However, market momentum stalled in February as day-to-day volatility increased. Markets were subject to the offsetting influences of positive sentiment from stronger merger and acquisition activity and improving U.S. data on the one hand and weaker international data, lingering uncertainty regarding U.S. policy and renewed concern regarding European political risk on the other hand. However, the first quarter finished on a positive note as positive economic data in the U.S. was a driver for equity markets to end March higher, despite short-term volatility around the planned bank bailout in Cyprus.

April brought weaker economic data early in the month, making the direction of fiscal and monetary policy somewhat more difficult to forecast. This was not the case in Japan, where the Bank of Japan’s announcement of expanded asset purchases confirmed policymakers’ dovish intent. Higher levels of intra-month volatility were reflective of investors’ struggle to discern between a temporary pause in data and a more lasting downturn. May brought more mixed economic data but concerns were initially shrugged off as markets marched higher, but this shifted when policy uncertainty resurfaced with Federal Reserve Chairman Ben Bernanke’s suggestion that quantitative easing could be tapered “in the next few meetings” if data continued to improve. This coincided with a sharp rise in yields as investors repriced fixed income assets. While some had expected Bernanke to qualify his initial comments on tapering in subsequent statements, he reinforced that tapering would likely begin “later this year” following the Federal Open Market Committee’s June meeting. The potential shift in monetary policy had global implications, with emerging market assets and other carry-oriented investments coming under pressure. Market volatility increased alongside a shift in cross-asset correlations, with investors acutely focused on digesting macro data releases and their impact on central banks’ reaction function.

After a challenging end to the first half of the year, risk markets moved steadily higher through July as markets became more comfortable with the likely implications of tapering and other shifts in global monetary policy. Macro data was not uniformly positive but generally showed improvement in Europe and the U.S. only partially offset by continued softness in the Chinese economy. In August, mixed macro data led to choppy price action given the dependence of the Federal Reserve’s tapering decision on the strength of the economic recovery. Geopolitical risk also reasserted itself with the prospect of a military strike on Syria. Aside from the continued focus on the uncertain direction of U.S. monetary policy, markets took note of reasons for renewed optimism elsewhere. A sharp improvement in European economic activity did not escape notice, prompting some investors to revisit the relatively cheap valuation of European equities and leading to outperformance compared to other geographies. September was an event-heavy month, with the outcomes generally supporting continued improvement in risk sentiment. Early macro data lent credence to those optimistic about global growth, as PMI numbers broadly exceeded expectations, with this positive impulse only partially mitigated by a somewhat disappointing U.S. payrolls report. Next, U.S. politicians receded from their harsh rhetoric regarding Syria, thereby easing geopolitical risks. Through the first half of the month though, the most eagerly anticipated event was the Federal Reserve’s monetary policy decision. The outcome was equal to the drama leading up to it, as the Federal Open Market Committee surprised the prevailing market consensus by electing not to taper the pace of asset purchases. This provided renewed fuel for the move higher, but the momentum proved to be short-lived. U.S. politics again stole the stage late in the month, with the prospect of a government shutdown and a debt ceiling debate weighing on risk assets.

U.S. political concerns also continued to dominate the headlines in the first half of October. However, after the political obstacles were pushed aside, the associated discount to pricing began to fade as the month progressed. Economic data generally indicated a muted pace of growth and quarterly earnings were roughly in line with expectations in aggregate, but investors were more focused on the anticipation of more accommodative monetary policy, particularly with the official nomination of Janet Yellen as Federal Reserve Chairwoman. In November, U.S. payrolls showed strong growth, but the positive impact was muted by the potential feedback into less accommodative monetary policy. Data elsewhere was mixed, with emerging markets generally underperforming amid concerns of slowing growth and tighter global monetary policy. One exception was China, where the Third Plenary Session of the Central Committee fed investors’ hopes for political and market reforms. In Europe, a surprise ECB rate cut was met with muted investor reaction. Risk assets retreated modestly through the early part of December, with a gradual improvement in economic data fueling investor concerns that tapering of the U.S. Federal Reserve’s asset purchases could come earlier than expected. However, the subsequent announcement of tapering by the Federal Reserve on December 18, 2013 was met with a positive investor reaction, in part because it was accompanied by guidance that interest rates would remain low “well past” the time that the unemployment rate declines below 6.5%. Interest rates drifted higher in accordance with the overall shift toward a tighter monetary policy, but the response was relatively benign in comparison to what had occurred when tapering was initially discussed in May.

Against this backdrop of improving growth and divergence in monetary policy, 2013 proved to be a very strong year for developed market equities with many closing at or near record highs, while emerging market equities trailed. The MSCI World Index appreciated by 26.7% in 2013 while the MSCI Emerging Markets Index declined by 5.0%. Underneath these headline numbers, there was notable dispersion across both developed and emerging markets. Japanese equities were a notable standout performer in 2013 with the Nikkei Total Return Index (+59.4%) experiencing its best annual price return performance since 1972. The political reforms of Prime Minister Shinzo Abe, often referred to as ‘Abenomics’, and the Bank of Japan’s reflationary monetary policy stance were two important drivers of this equity appreciation, which coincided with a sharp depreciation of the yen against the dollar. Away from Japan, U.S. equities also had a good year. The S&P 500 (+32.4%) was up for the second consecutive year and experienced its strongest annual performance since 1998. While equity market performance was also positive in Europe in 2013, the lower returns of the DJ STOXX 600 (+17.4%) reflect the comparatively weaker growth picture in Europe relative to the U.S. and the more limited monetary intervention when compared to Japan. Dispersion in emerging markets meant that while the MSCI Emerging Markets Index generated negative returns overall, there were also positive emerging equity markets in 2013. On the negative side, Brazil and China were among the weaker markets in 2013. The Bovespa ended the year down about 15.5% and the Shanghai Composite Index lost 6.8%. On the positive side, both India (Bombay Sensex Total Return +10.7%) and Russia (Micex +2.0%) saw stock markets appreciate in 2013.

Credit markets also generated positive performance in 2013, but the year was not as strong as 2012. Continued economic improvement, especially in the U.S., resulted in further tightening of credit spreads, which offset the negative performance impact of rising yields and the Credit Suisse High Yield Index finished the year with positive returns of 7.5%. However, similar to equity markets, credit performance was also more challenging in emerging markets with the JP Morgan EMBI+ Composite Index losing 8.0% over the year.

For interest rate markets, 2013 marked the end to a multi-year trend of declining interest rates in a number of the major economies. In the U.S., the U.K. and Germany, 10-year government bond yields increased year-on-year for the first time since 2009. 10-year U.S. Treasury yields ended the year at 3.03%, 127bps higher than at the end of 2012, UK Gilt yields were up 119bps to 3.02% and German Bund yields up 61bps to 1.92%. After a short fixed income rally in January, yields had broadly continued their move lower early in the year. However, these moves started to reverse in early May on the back of stronger economic data. Federal Reserve Chairman Bernanke’s initial comments around the potential tapering of bond purchases towards the end of May and especially the re-affirming of these comments in June increased the speed of the rise in yields over the coming months. While the unexpected delay of the tapering decision by the FOMC in September led to a small rally in fixed income, yields ended the year on an upward trajectory in November and December. The FOMC finally announced the beginning of the tapering of their quantitative easing program on December 18, 2013, but the majority of the move higher in yields in the year had already happened at that point; from the lows in April through December 18, 2013, U.S. 10 year yields had already increased by 125bps. The notable exception to this trend of rising yields in 2013 was Japan, where interest rates extended their move lower by 12bps to a level of 0.74% as the Bank of Japan initiated a substantial quantitative easing program.

In foreign exchange, the U.S. dollar ended the year largely unchanged, when measured using the Dollar Index (+0.3%). However, 2013 saw a number of notable moves in individual currencies. Within developed markets, the largest move in 2013 was the depreciation of the Japanese yen (-17.7%). As noted above, political reforms and substantial monetary easing aimed at reflating the Japanese economy were key drivers of this move. Outside of Japan, it was primarily the currencies of commodity-driven economies like Australia (-14.0%), Canada (-6.4%) and Norway (-8.3%) that depreciated, driven by expectations of weaker global commodity demand of a slowing China. The euro (+4.5%) and British pound (+2.0%) on the other hand both ended the year stronger. Emerging market currencies were predominantly weaker over the course of the year as the speculation around the reduction of monetary easing in the U.S. led to sell-offs starting in May. Some of the most impacted currencies were the Indonesian rupiah (-20.8%), the South African rand (-19.4%) and the Turkish lira (-17.1%). The Chinese renminbi was a positive outlier as it continued its long, slow appreciation trend and ended the year 3.0% stronger against the U.S. dollar.

Commodity markets, as measured by the GSCI Total Return Index, ended the year down 1.2%. Markets recovered after an initial sell-off of 8% through April and were up around 3% on the year at the end of September, but could not hold on to these gains. Dispersion has been relatively large across commodities sectors. Precious metals sold off notably with gold ending the year 28.3% lower and silver losing 35.9%. Some agricultural commodities experienced declines of a similar magnitude with corn losing 39.6% and wheat down 22.2%. Losses were more muted in precious metals with copper down around 7.2%. Energy was the only major commodities sector with positive performance in 2013. Especially natural gas appreciated (+26.2%), but also WTI crude oil ended the year higher (+7.2%).

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each significant Investee as of December 31, 2013, as well as each significant Investee’s net return for the year ended December 31, 2013.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2013 Net Return (2)
ELSM	41.78%	14.89%
EDM	29.58%	12.88%
GTTM	31.83%	3.69%

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

For the year ended December 31, 2013, the Company’s Class A Series 1 units returned 7.80% net of fees and incentive allocation.

The Investees

The significant Investees’ performance during the year ended December 31, 2013 is described in the following.

Equity Long/Short Managers LLC

As of December 31, 2013, ELSM represented approximately 42% of the Company’s members’ equity. ELSM returned 14.89% for Class C Series 1 units for the year ended December 31, 2013.

ELSM Advisors generated positive performance in the twelve months ended December 31, 2013.

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

In the third quarter, losses in August were more than offset by gains in July and September. In July, ELSM Advisors generated positive performance in aggregate. Top performing ELSM Advisors benefited from idiosyncratic stock gains and long exposure to more cyclical sectors such as industrials, consumer discretionary, and financials, as well as U.S. healthcare. Underperforming ELSM Advisors lagged from exposure to emerging markets as well as from greater long exposure to more defensive sectors such as consumer staples and telecommunications. In August, ELSM Advisors generated negative performance overall, although there was fairly high dispersion. U.S.-focused ELSM Advisors generally underperformed, in accordance with the general underperformance of U.S. equities. Top performing ELSM Advisors benefited from long exposure to more cyclical sectors such as energy and information technology, as well as select emerging markets. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications, as well as financials, and greater small cap exposure generally underperformed. In September, ELSM Advisors generated positive performance. Top performing ELSM Advisors benefited from higher net exposure, concentration in more beta-sensitive stocks, long exposure to more cyclical sectors such as industrials and consumer discretionary, and greater exposure to small cap stocks. ELSM Advisors with greater long exposure to more defensive sectors such as consumer staples and telecommunications in the U.S. lagged peers, while short exposure broadly detracted.

ELSM Advisors had a strong finish to the year, with positive performance in every month of the fourth quarter. Positive performance in October was supported by a broad rally across equity markets. Top performing ELSM Advisors benefited from exposure to the telecommunications and consumer staples sectors, as well as greater concentration in beta-sensitive stocks, while underperforming ELSM Advisors suffered losses from short exposure. In November, ELSM Advisors generated positive absolute performance, with most finishing the month with gains. The continued strong performance of U.S. equity markets supported returns; however, performance for many slightly lagged U.S. markets. While the majority of ELSM Advisors generated positive performance, there continued to be significant dispersion. European ELSM Advisors generally had muted returns, in line with the performance of the equity markets in those countries. Top performers benefited from exposure to the health care, financials, and information technology sectors, while underperforming ELSM Advisors suffered losses from broad short and telecommunications exposure in addition to idiosyncratic European positions. In December,

ELSM Advisors generated positive absolute performance, with almost all finishing the month with gains. The continued strong performance of U.S. equity markets supported returns; however, ELSM Advisors with significant exposure to emerging markets suffered from the broad market weakness in EM countries. As a result, there was greater dispersion among European ELSM Advisors and those with significant exposure to developing Asian markets. Top performers benefited from exposure to the energy, industrials, and information technology sectors, while underperforming ELSM Advisors suffered losses from broad short exposure and exposure to Asia and emerging markets.

Event Driven Managers LLC

As of December 31, 2013, EDM represented approximately 30% of the Company’s members’ equity. EDM returned 12.88% for Class C Series 1 units for the year ended December 31, 2013.

EDM Advisors generated positive performance in the twelve months ended December 31, 2013.

EDM Advisors generated positive performance in the first half of 2013. Event driven equities generally performed well, with a strong market backdrop for much of the first half of the year and outperformance from some common holdings. Merger arbitrage performance was also generally positive, although it represented somewhat limited exposure for many EDM Advisors. Fixed income performed well, supported by low Treasury yields and positive equity market performance for most of the first half of the year. While the upside in credit had been somewhat capped by already rich valuations, credit continued to rally throughout much of the period with yields on performing credit hovering near record lows by the end of the second quarter. Additionally, a number of commonly held stressed, distressed and liquidation investments contributed positive performance for many EDM Advisors. Structured credit exposure was also a notable contributor, with price appreciation across residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”) and structured corporate credit. Portfolio hedges served as detractors through May given the broad appreciation across most risk assets and the continuation of muted and downward trending volatility. However, hedges were one of the few areas that generated positive performance across portfolios during June.

Performance of EDM Advisors was also positive during the third quarter. Most sub-strategies applied by EDM Advisors (e.g. special situations equities, merger arbitrage, various distressed situations, and structured credit) generated positive performance during July and September, but suffered in August. Across sub-strategies, EDM Advisors with greater net long exposures and/or portfolios with higher degrees of underlying risk generally performed best given the positive trend, although these EDM Advisors tended to perform worse in August as risk assets declined broadly. As expected, EDM Advisors with more balanced and/or net short exposures experienced more muted performance during the quarter. Event driven equities generally performed well during the third quarter, with a strong market backdrop in July and September. Common portfolio holdings within the stressed and distressed credit space, as well as liquidations, contributed to portfolios during the quarter. Merger arbitrage was also positive for the quarter, although it continues to be a small exposure in EDM Advisors’ portfolios and thus is not a significant contributor to performance. Corporate credit was also a contributor for EDM Advisors during the quarter as credit spreads across investment grade and high yield compressed. Structured credit exposures were a contributor for the quarter with price appreciation seen across most portfolios invested in RMBS, CMBS, and structured corporate credit. Portfolio hedges detracted in the third quarter of 2013 given the broad appreciation across most risk assets.

Positive performance of EDM Advisors continued in the fourth quarter. Across sub-strategies, EDM Advisors with greater net long exposures and/or portfolios with higher degrees of underlying risk generally performed best given the supportive market environment. EDM Advisors with more balanced and/or net short exposures experienced more muted returns during the quarter. Event driven equities performed well over the quarter. Common portfolio holdings within the stressed and distressed credit space, as well as liquidations, had more mixed performance during the quarter. Merger arbitrage was positive for the quarter, although it continues to be a small exposure in EDM Advisors’ portfolios and thus is not a significant contributor to performance. Corporate credit was also a contributor for EDM Advisors during the quarter as credit spreads across investment grade and high yield continued to tighten. Structured credit exposures were a contributor for the quarter with price appreciation seen across most portfolios invested in RMBS, CMBS, and structured corporate credit. Portfolio hedges detracted over the quarter, given the broad appreciation across most risk assets.

Global Tactical Trading Managers LLC

As of December 31, 2013, GTTM represented approximately 32% of the Company’s members’ equity. GTTM returned 3.69% for Class C Series 1 units for the year ended December 31, 2013.

GTTM Advisors generated positive performance in the twelve months ended December 31, 2013.

GTTM Advisors generated positive performance in aggregate over the first quarter. For macro GTTM Advisors, equity and foreign exchange positions were the primary driver of positive performance in January and March, while trading in commodities and fixed income was more mixed in these months. In February, positive performance was generally driven by long positions in fixed income, U.S. equities and credit. While performance in foreign exchange was mixed, depending on U.S. dollar positions, long commodity exposure generally contributed losses. Managed futures GTTM Advisors also generated positive performance in January and March with largely similar attribution. Equity and foreign exchange positions contributed positively while especially in January fixed income positions were a notable detractor and commodities trading was largely mixed in both months. Performance was more mixed in February when fixed income was the most notable contributor to performance, as long positioning across the curve benefited as yields decreased in the second half of the month. Trading in equities also contributed positively as long positions generated gains despite giving back some performance near month-end. Commodities trading was a significant detractor as long energies positions suffered, while trading in foreign exchange also detracted.

Macro GTTM Advisors also generated positive performance during the second quarter. In April, positive performance was primarily driven by foreign exchange trading while fixed income trading was more mixed. Currency positions continued to contribute positively in May and performance contribution from fixed income turned largely positive, driven by short positions. Long equity positions still contributed positively in April but were more mixed in May. There was notable performance dispersion across macro GTTM Advisors in June, as many markets experienced notable reversals. Attribution from currencies was varied but likely negative in aggregate, as a pullback in the trend of a stronger U.S. dollar resulted in losses for many Advisors. Trading in fixed income was mixed, while long positions in U.S. and Japanese equities resulted in modest losses and short positions in gold or other precious metals were profitable for some Advisors. Managed futures GTTM Advisors in aggregate contributed losses over the quarter as gains in April were more than offset by losses in May and June. Gains in April were largely driven by long positions in global equities and long positions in fixed income, while commodities trading was more negative. In May, the main detractor were long positions in fixed income that were negatively impacted in the rising yield environment. Trading in currencies also contributed losses while commodities were more mixed and equities generally contributed positively. May’s trend reversed in June, when equity trading was the main detractor for managed futures GTTM Advisors. Foreign exchange and fixed income performance was more mixed but detracted for a number of managed futures GTTM Advisors while short positions in precious metals and long positions in crude oil helped offset some of the losses.

Performance turned negative in the third quarter, as losses in July and August were not offset by gains in September. In July, GTTM Advisors experienced losses in aggregate. For both macro and managed futures GTTM Advisors, long U.S. dollar positions were the largest detractor whereas long positions in equity indices generally contributed positively. In fixed income, long positions in European rates contributed positively for some macro GTTM Advisors, while early gains on short positions in the U.S. were reversed later in the month. Commodity trading was negative overall, with losses on short positions in precious metals. In August, macro and managed futures GTTM Advisors experienced losses driven by foreign exchange and equities positions. In foreign exchange, long positions in the U.S. dollar detracted in the early part of the month, with some GTTM Advisors reducing risk and missing most of the subsequent recovery. In equities, long positions in indices detracted. Short positions in U.S. fixed income were generally profitable for macro GTTM Advisors and short- and medium-term managed futures GTTM Advisors. Commodity trading was mixed for GTTM Advisors as long positions in crude oil were profitable, but were in some cases offset by losses on short positions in grains and metals. In September, GTTM Advisors in aggregate realized positive performance. Macro GTTM Advisors’ performance in September was positive in aggregate but with large dispersion. Exposure to equity indices was the largest contributor as positions in Japan and the U.S. experienced strong gains. Fixed income trading was more mixed and currency trading detracted from performance as long U.S. dollar positioning suffered in the month. Macro GTTM Advisors’ directional exposure to commodities remained low, translating to a muted impact on returns. Managed futures GTTM Advisors realized negative performance in September. Gains were experienced from long positions across developed market equity indices, while losses were realized from long commodities positioning. Trading in fixed income and currencies was more mixed.

Both macro GTTM Advisors and managed futures GTTM Advisors generated positive performance in the fourth quarter. In October, GTTM Advisors benefited from long positioning in developed market equity indices which rallied when the debt ceiling was extended mid-month. Fixed income trading also generated gains as macro GTTM Advisors with a curve steepening bias in Europe and the long fixed income positioning of managed futures GTTM Advisors benefited as yields decreased in the month. Currency trading was the notable detractor from performance as short Japanese yen positioning and trading in the euro detracted. Directional exposure to commodities remained low, translating to a muted impact on returns. In November and December, GTTM Advisors again benefited from long equity positions as markets continued to appreciate, despite a short-lived sell-off prior to the U.S. Federal Reserve announcing a modest tapering of its monthly asset purchases in December. Currency trading had mixed results, although GTTM Advisors with short Japanese yen positioning recouped losses from October as Japan’s reflationary policy experienced further traction in foreign exchange markets. However, fixed income trading experienced losses as GTTM Advisors who generally had long positions across the curve, suffered as yields increased. Commodities trading again remained relatively muted, with short precious metals positions being the driver of gains for some managed futures GTTM Advisors.

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

Equity markets globally generated almost exclusively positive returns in 2012, aided significantly by continued support from policy makers around the globe. The MSCI World Index ended the year up 15.8%, but some regions experienced even stronger performance like the DAX in Germany (+29.1%) or the Hang Seng Index in Hong Kong (+27.5%). Emerging markets overall were slightly stronger than developed markets with the MSCI EM up 18.6%. However, there was notable dispersion within emerging markets, with, for example, the BSE Sensex in India up 28.0% but the Shanghai SE Composite Index in China only up 3.2%. While Spain was the only major market with negative performance in 2012 (-4.7%), the events discussed above led to significant intra-year moves. For example, the MSCI World Index was up 11.6% after the first quarter alone, before falling back to almost flat for the year by the end of May. While macroeconomic uncertainty continued, market implied volatilities in equities, as proxied by the VIX Index, broadly declined over the year as continued monetary easing and other policy maker support calmed markets. Outside of a spike around the end of May, driven by increased uncertainty around Europe, and the end of the year, driven by worries around the U.S. fiscal cliff, the VIX generally remained below 20, averaging its lowest level since 2007.

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

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each significant Investee as of December 31, 2012, as well as each significant Investee’s net return for the year ended December 31, 2012.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2012 Net Return (2)
ELSM	41.94%	7.88%
EDM	26.78%	8.63%
GTTM	32.59%	5.64%

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

The Investees

The significant Investees’ performance during the year ended December 31, 2012 is described in the following.

Equity Long/Short Managers LLC

As of December 31, 2012, ELSM represented approximately 42% of the Company’s members’ equity. ELSM returned 7.88% for Class C Series 1 units for the year ended December 31, 2012.

ELSM Advisors generated positive performance in the twelve months ended December 31, 2012.

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

Performance turned negative over the second quarter, primarily driven by losses in May. In April, ELSM Advisors generally realized flat performance. Alpha generation during the month was strong in some cases with a number of ELSM Advisors generating flat to positive performance despite losses across most developed equity markets. In May, ELSM Advisors generally realized losses, although many outperformed relative to global equity markets. Given the significant directional move in markets, ELSM Advisors with higher net exposure struggled, while ELSM Advisors with lower net exposure realized more modest losses and a small number of ELSM Advisors produced positive performance. Performance turned largely flat again in June as macroeconomic issues such as political developments, policy announcements, and shifting investor sentiment created a risk-on/

risk-off environment. Most ELSM Advisors entered the month with relatively low levels of net exposure. In response to economic stimulus and notable healthcare legislation, ELSM Advisors with long positions focused on the financials and health care sectors generally outperformed, while ELSM Advisors with exposure to the technology and consumer sectors generally lagged.

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

ELSM Advisors generated positive performance in the fourth quarter. In October, ELSM Advisors overall generated flat to modestly negative returns. Equity markets waivered between concern over the health of the global economy and hope that additional accommodative liquidity policies from central banks would provide support. ELSM Advisors benefited initially as risk assets rallied during the first week of October, but subsequently gave back these gains as markets retraced later in the month. In November, ELSM Advisors generally generated positive performance although there was some dispersion of performance. Equity markets sold off in early November following the U.S. election, though rallied back towards the end of the month as risk sentiment improved. Top performing strategies tended to maintain their net exposure positioning through intra-month volatility and benefited from idiosyncratic stock gains and long exposure to the consumer-related, industrials, and technology sectors. In December, ELSM Advisors generated moderately positive performance, though generally underperformed relative to global equity markets. Top performing ELSM Advisors had greater net long exposure, particularly to Asian and emerging market stocks, and benefited from idiosyncratic stock gains and long exposure to the financials and industrials sectors. Underperforming ELSM Advisors were generally more defensively positioned with lower overall net exposure, while short exposure broadly detracted across sectors.

Event Driven Managers LLC

As of December 31, 2012, EDM represented approximately 27% of the Company’s members’ equity. EDM returned 8.63% for Class C Series 1 units for the year ended December 31, 2012.

EDM Advisors generated positive performance in the twelve months ended December 31, 2012.

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

Performance turned positive again over the third quarter of 2012. In July, both special situations equity and credit exposures contributed positively. The latter benefitted from spread compression in corporate credit as well as idiosyncratic developments in certain liquidation investments and positive performance in structured credit. In August, credit market activity slowed into month-end, with limited new issuance activity and lower secondary trading volumes. Nonetheless, performance was positive in leveraged credit. However, structured credit attribution during August was generally muted. Equity exposure, in both merger arbitrage as well as equity special situations, was generally a source of positive returns. Performance from hedges, including equity market hedges and peripheral European sovereign hedges, was largely negative in August. In September, many EDM Advisors benefited from having been positioned for positive market performance with long credit and equity exposures, benefitting from the market rally after stimulative policy maker action. A few EDM Advisors had been positioned long volatility and directionally net short, which led to losses or muted performance in September.

Positive performance continued in the fourth quarter. During October special situation equity positions contributed mixed performance and merger arbitrage exposure generally detracted from performance as negative announcements around certain deals led to relatively broad spread widening. Corporate credit markets continued to grind tighter, but with market participants refocusing their attention on higher quality credits, price action in stressed and distressed positions was relatively muted. In structured credit, both structured mortgages and structured corporate credit generally contributed to performance. In November, a number of the special situation equity positions outperformed markets based on idiosyncratic events. While corporate credit markets ended the month higher and generally contributed positive performance, there was performance dispersion in underlying positions with some notable losses. Merger arbitrage and structured credit exposure both generally produced muted returns. In December, most strategies generated positive performance, partially offset by losses from hedges and short exposures. Event driven equities generally performed well and merger arbitrage performance in December was also positive. Within corporate credit, EDM Advisors benefited from both a strong overall rally in credit markets into year end and a number of idiosyncratic contributors. Structured credit markets also finished 2012 with strong positive returns in December.

Global Tactical Trading Managers LLC

As of December 31, 2012, GTTM represented approximately 33% of the Company’s members’ equity. GTTM returned 5.64% for Class C Series 1 units for the year ended December 31, 2012.

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

In July, managed futures GTTM Advisors generated notable positive returns and macro GTTM Advisors were also positive. Managed futures GTTM Advisors benefitted from long positions in fixed income as yields broadly decreased over the month. Macro GTTM Advisors experienced mixed performance in fixed income trading as exposures varied. Trading in foreign exchange also contributed positively for both managed futures and macro GTTM Advisors as long U.S. dollar positioning benefited from an appreciation against several other currencies. Trading in commodities generated mixed performance. Global equities rallied in July, which led to mixed results for GTTM Advisors, many of which had switched from long to short equity exposure over the prior several months; however, risk in equities was relatively low, so the contribution to performance was limited. In both August and September, there was a high dispersion of returns among GTTM Advisors but in aggregate they experienced losses, driven by managed futures GTTM Advisors. Managed futures GTTM Advisors suffered from their long fixed income positioning as price action reversed. Trading in foreign exchange also detracted, as most GTTM Advisors entered August with a more bearish view on Europe, which suffered as the euro appreciated against the U.S. dollar. Trading in equities generated positive performance for most GTTM Advisors who were broadly bullishly positioned and benefited from the appreciation in major global equity markets. Commodity trading generated mixed performance, given the dispersion of positioning across GTTM Advisors.

In aggregate, GTTM Advisors generated positive performance in the fourth quarter, driven by macro GTTM Advisors, while managed futures GTTM Advisors realized negative performance. October was the only negative month for GTTM Advisors during the quarter. Most managed futures GTTM Advisors had particularly challenging performance as there were relatively limited strong trends to capture and meaningful reversals throughout the period. Managed futures GTTM Advisors generated negative performance across most asset classes, with fixed income and commodities being the largest detractors. Macro GTTM Advisors realized more mixed results in fixed income as positioning was less uniformly long than for managed futures GTTM Advisors; however, macro GTTM Advisors’ long exposure in commodities also led to losses. In foreign exchange trading, managed futures GTTM advisors primarily lost from short positions in the euro, whereas performance for macro GTTM Advisors was more mixed as euro positioning varied. Regional performance dispersion in equity markets led to mixed results for both macro and managed futures GTTM Advisors in October. Following challenging performance in October, both macro and managed futures GTTM Advisors generated positive performance in November and December. Trading in foreign exchange and equities were top positive contributors for both macro and managed futures GTTM Advisors over this period, as short Japanese yen and long global equity positions drove positive performance. The contribution from fixed income positions was more mixed over the period due to the continued long bias in positioning; GTTM Advisors experienced gains in November as interest rates broadly decreased but generated losses in December as yields increased. Trading in commodities generated fairly consistent losses for both macro and managed futures GTTM Advisors over the period due in large part to long positioning. By quarter end, macro GTTM Advisors were able to more than offset October’s losses, while managed futures GTTM Advisors had only partially offset more meaningful losses from the beginning of the quarter.

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

Advisors in aggregate produced slightly negative returns in 2011, with high dispersion in performance and positioning across individual managers. In response to the highly uncertain market most Advisors maintained fairly conservative portfolios, particularly in the second half of the year, and effectively managed portfolio risk and volatility through the number of rapid market sell-offs and reversals. GTTM Advisors finished with slightly positive performance, with gains by macro managers somewhat offset by losses from managed futures funds. EDM and ELSM Advisors experienced negative performance, driven in part by losses from credit and equity market declines amid sharp market reversals that complicated risk management efforts.

The Company cannot predict which Investment Sector and accordingly which Investee will perform best in the future. The table below illustrates the portfolio weighting of each significant Investee as of December 31, 2011, as well as each significant Investee’s net return for the year ended December 31, 2011.

Investee	Portfolio Weight as a % of Members’ Equity (1)	Year Ended December 31, 2011 Net Return (2)
ELSM	40.30%	(3.72)%
EDM	24.38%	(3.70)%
GTTM	31.56%	0.63%

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

The Investees

The significant Investees’ performance during the year ended December 31, 2011 is described in the following.

Equity Long/Short Managers LLC

As of December 31, 2011, ELSM represented approximately 40% of the Company’s members’ equity. ELSM returned (3.72)% for Class C Series 1 units for the year ended December 31, 2011.

ELSM Advisors experienced negative performance in the twelve months ended December 31, 2011.

ELSM Advisors had positive performance in the first quarter of 2011 with positive performance in January and February and more muted performance in March. In January, ELSM Advisors who had higher levels of long exposure to the U.S., energy, industrials, and technology sectors outperformed ELSM Advisors with long exposure to Asia and emerging markets, long positions in the consumer sector, and short positions in European financials. In February, ELSM Advisors generally extended their January gains supported by developed market equity performance. Underperforming ELSM Advisors generally had exposure to Asia and emerging markets, as concerns about inflation tempered the returns of emerging market equities. In March, U.S. and emerging market focused ELSM Advisors realized gains from long exposure to cyclically-oriented sectors such as energy, industrials and materials, while ELSM Advisors with exposure to Europe and Asia underperformed.

ELSM Advisors generated negative performance in the second quarter, as volatile markets and macroeconomic concerns created a challenging environment for stock picking. ELSM Advisors added to their first quarter gains in April, as long exposures in cyclically orientated sectors underperformed relative to more stable sectors. In May, ELSM Advisors who underperformed generally had a growth bias to their portfolios and overweight long exposure to commodities and industrials sectors, while top performing ELSM Advisors had long exposure to large cap equities and defensive sectors such as healthcare and consumer staples. ELSM Advisors’ losses continued into June as underperforming ELSM Advisors significantly reduced exposures due to losses during the first half of the month, causing them to have more limited participation in the strong equity rally at the end of June.

In the third quarter of 2011, ELSM Advisors realized losses in all three months, most notably August and September, although in the aggregate losses were a fraction of equity markets with much lower volatility. There was a wide dispersion of performance, with the magnitude of performance driven largely by gross and net exposure levels, and to a lesser extent, sector selection and single-stock exposures. ELSM Advisors with long exposure concentrated in financials or cyclical sectors such as energy, industrials, materials, consumer cyclical and technology underperformed during this period, while losses were more limited for ELSM Advisors with long exposures concentrated in defensive sectors. ELSM Advisors’ returns were broadly in line with net exposure levels, which decreased throughout the quarter. ELSM Advisors with high levels of portfolio net exposure were unable to avoid the large market decline and realized some of the largest losses in the quarter. Those ELSM Advisors with more neutrally or net short positioned portfolios and those who adopted more cautious positioning in late July and early August generally outperformed peers.

During the fourth quarter of 2011, ELSM Advisors generated positive performance, although there was wide dispersion of performance across the strategy. In October, ELSM Advisors with long exposure to cyclical sectors such as materials, energy, and financials, growth oriented companies, and small capitalization investments generally outperformed peers and kept pace with the October market rally. Underperforming ELSM Advisors were more defensively positioned in October, having reduced risk following the market sell off in August and September. In November, ELSM Advisors realized generally flat to moderately negative losses. Due to generally conservative positioning across the sector, ELSM Advisors were well positioned to withstand the market weakness as the European outlook became bleaker, but failed to participate fully in the subsequent rally in the final days of the month. U.S.-focused ELSM Advisors generally outperformed peers in other geographies, in accordance with the outperformance of U.S. equities. In December, ELSM Advisors realized generally flat to moderately positive performance. ELSM Advisors with long exposure concentrated in more cyclical sectors such as technology, energy, and materials generally underperformed ELSM Advisors with long exposure concentrated in defensive sectors, such as consumer staples and healthcare. ELSM Advisors who reduced or maintained conservative positioning into the December month-end equity market rally generally failed to recapture fully the late-month rebound.

Event Driven Managers LLC

As of December 31, 2011, EDM represented approximately 24% of the Company’s members’ equity. EDM returned (3.70)% for Class C Series 1 units for the year ended December 31, 2011.

EDM Advisors experienced negative performance in the twelve months ended December 31, 2011.

The first quarter of 2011 began as a continuation of 2010 for EDM Advisors and their portfolios, with the market environment generally supportive of long positions in both equity and credit markets. High yield and leveraged loan assets both finished the first quarter in positive territory, and distressed credit positions also largely performed well. Merger arbitrage positions contributed to performance with increased activity throughout the first quarter. Additionally, special situations equities continued to generate positive returns due to a combination of idiosyncratic developments and the supportive market backdrop. In contrast, hedges were notable detractors over the first quarter, although EDM Advisors with more balanced positioning generally avoided significant losses in the middle of March when volatility spiked. Overall, EDM Advisors collectively realized positive performance in January and February, while March saw high dispersion in performance of underlying EDM Advisors given heightened market volatility.

The second quarter began with continued positive performance from the first quarter. However, as negative data points on global market conditions came to light, the positive backdrop for EDM Advisors reversed in May, causing several EDM Advisors to report negative performance during May and most EDM Advisors to report negative performance during June. Losses in May were largely driven by equity exposures, in contrast to credit exposures which were generally more resilient to negative risk sentiment during the month. In June, however, credit markets experienced significant declines and equity markets continued to sell off. While EDM Advisors experienced some recovery during the last week of June given the sharp turnaround in the equity markets, both equity and credit exposure contributed to losses in June, leading to collectively negative performance from EDM Advisors during the month and for the second quarter.

The third quarter was marked by significant volatility and negative performance, driven by macro uncertainty largely centered in Europe. EDM Advisors collectively realized negative performance in all three months of the third quarter, generally driven by their overall level of directional exposure. The EDM Advisors that had maintained relatively balanced positioning or shifted to a more neutral portfolio typically fared better over the quarter. Equity exposures, particularly special situations equity positions with high hedge fund ownership, were the biggest detractors. Post-reorganization and levered equities also contributed to sizable losses. Credit contributed to losses as well, with large mark downs in individual positions despite somewhat limited trading volume. In particular, exposure to certain large, distressed capital structures detracted from performance as market participants seeking to reduce risk sold down exposures in these more liquid names. Both multi-strategy and credit focused EDM Advisors benefited from portfolio hedges, which offset some losses. Bearish views on Europe generated positive returns via short sovereign or single name European financial credit default swap positions. Through the end of the third quarter, EDM Advisors were generally more cautious than they had been throughout most of the first half of 2011. However, EDM Advisors acknowledged the increased opportunity set stemming from the recent market dislocation. While the risk-reward trade-off had improved for a number of investment opportunities, EDM Advisors were cognizant that markets remained vulnerable to further selling pressure as broader market volatility and macro uncertainty remained high.

EDM Advisors experienced negative performance during the fourth quarter of 2011, collectively offsetting positive performance experienced during the strong market rally in October with negative performance during both November and December. During October, EDM Advisors experienced mixed performance in the aggregate, while those with more equity exposure generally fared better as special situations equity names and post-reorganization equity investments partially retraced previous losses. EDM Advisors with more balanced exposures through October experienced muted performance as short investments detracted during the month. Negative market sentiment for much of November generally led to losses for EDM Advisors. EDM Advisors with more directional exposures and higher allocations to listed and post-reorganization equity positions generally experienced the largest declines. Conversely, EDM Advisors with more balanced exposures experienced flat to positive performance. During December, EDM Advisors collectively realized negative performance. Short exposure to European sovereign bonds, long positions in gold and short exposure to equity indices have been common hedges for EDM Advisors, all of which detracted from performance in December. Select long, distressed credit positions also detracted as limited liquidity created downward technical pressure on pricing. Equity-oriented positions generated mixed attribution in December as index performance was varied across geographies and as idiosyncratic news led to both contributors and detractors across top positions for managers.

Global Tactical Trading Managers LLC

As of December 31, 2011, GTTM represented approximately 32% of the Company’s members’ equity. GTTM returned 0.63% for Class C Series 1 units for the year ended December 31, 2011.

GTTM Advisors experienced positive performance in the twelve months ended December 31, 2011.

During the first quarter, GTTM Advisors experienced positive performance as macro GTTM Advisors contributed to gains while managed futures GTTM Advisors generated losses. Performance was mixed in January as managed futures GTTM Advisors suffered from the reversal of several strong foreign exchange market trends, while macro GTTM Advisors generated positive performance primarily from gains in energy and agricultural commodity markets. Markets were volatile in February as broad risk asset price increases over the first several weeks of the month reversed into month-end following political instability in the Middle East. GTTM Advisors ended February with positive performance, as GTTM Advisors profited over the first part of the month from broadly pro-cyclical positioning across asset classes before giving back only some of the gains on the reversal. March also experienced high levels of intra month volatility as continued tensions in the Middle East and the earthquake in Japan further increased investor risk aversion, which led to significant losses across GTTM Advisors over the first half of the month. Although macro GTTM Advisors were able to more than recover losses into month-end by participating in a recovery rally of risk assets, managed futures GTTM Advisors had broadly reduced exposures in response to higher volatility, which limited participation in the recovery and resulted in overall losses on the month.

GTTM Advisors generated negative performance in the second quarter as both macro GTTM Advisors and managed futures GTTM Advisors experienced losses. In the aggregate, macro GTTM Advisors outperformed managed futures GTTM Advisors as sharp intra month reversals of several key market trends in May and June led to more significant declines for managed futures GTTM Advisors. Performance was positive in April as GTTM Advisors captured correlated and sustained moves in the direction of longer-term trends in equities, precious metals and energy commodities, while also generating profits in currencies through broadly short U.S. Dollar positioning. In May, heightened investor risk aversion and subsequent market volatility led to sharp reversals across many of the markets which had generated large gains in April. Managed futures GTTM Advisors disproportionately suffered in May, as some macro GTTM Advisors were able to trade these market moves more tactically. June saw further losses for managed futures GTTM Advisors whereas performance was more mixed for macro GTTM Advisors. Similar to May, most of June was characterized by an elevated level of investor risk aversion and the U.S. dollar continued to strengthen against emerging market currencies, which led to losses for many GTTM Advisors, while long equity and commodity positioning also detracted.

GTTM Advisors generated positive performance in the third quarter, as both macro and managed futures GTTM Advisors contribute positively to performance, albeit with fairly high dispersion throughout the quarter. In the aggregate, macro GTTM Advisors outperformed managed futures GTTM Advisors, as macro GTTM Advisors were able to more tactically adjust positioning in response to sharp trend reversals across several key markets. In July, performance was positive as both macro GTTM Advisors and managed futures GTTM Advisors captured sustained moves in the direction of longer-term trends, most notably in the U.S. Dollar versus Asia and commodity-related currencies, precious metals and fixed income markets. In August, macro GTTM Advisors and managed futures GTTM Advisors strategies continued to profit from trends in fixed income as long positions in U.S. and certain European government bonds benefited from further decline in yields. Trading in precious metals also contributed to gains, while managed futures GTTM Advisors, and to a lesser extent macro GTTM Advisors, suffered in currency trading following the strengthening of the U.S. Dollar. GTTM Advisors experienced mixed performance in September as losses from managed futures GTTM Advisors were offset by gains from macro GTTM Advisors. Most of September was again characterized by elevated investor risk aversion, which contributed to U.S. Dollar strengthening against emerging market currencies, causing losses for many GTTM Advisors. However, both macro GTTM Advisors and managed futures GTTM Advisors largely offset these losses through gains in fixed income trading.

GTTM Advisors generated negative performance in the fourth quarter of 2011, as gains from macro GTTM Advisors were offset by losses from managed futures GTTM Advisors. In October, GTTM Advisors generally suffered across all asset classes as the risk aversion that had characterized markets in both August and September eased. GTTM Advisors experienced the largest losses in currency and fixed income trading as short Euro and long U.S. Dollar positioning, as well as long positioning in U.S. and core European government bonds, generated losses. Market risk sentiment reversed again in November, as risk assets declined and resulted in mixed performance for GTTM Advisors. Trading in fixed income generally contributed positively to performance as GTTM Advisors’ broadly long positioning in short-dated Eurozone fixed income benefited from declining yields on the outlook for further European Central Bank rate cuts. Managed futures GTTM Advisors experienced gains in currency trading, but GTTM Advisor performance from equities and commodities was muted and mixed. In December, GTTM Advisors broadly benefited from gains in fixed income as positioning remained long across the curve; long positions in European fixed income were particularly successful for macro GTTM Advisors.

Comparison of Selected Financial Information for the years ended December 31, 2013, 2012 and 2011

Dividend Income

Dividend income for the years ended December 31, 2013, 2012 and 2011 was $1,681, $12,023, and $6,668, respectively. The Company’s dividend income fluctuates with the level of cash available to invest.

Expenses

The management fee for the year ended December 31, 2013 was $4,362,142, compared to the year ended December 31, 2012 of $5,978,107, and the year ended December 31, 2011 of $7,426,998. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company of the applicable month), the changes in the expense were due to fluctuations in the Company’s net assets for the year ended December 31, 2013 compared to the year ended December 31, 2012 and compared to the year ended December 31, 2011.

Professional fees for the year ended December 31, 2013 were $825,370, compared to the year ended December 31, 2012 of $1,334,738, and the year ended December 31, 2011 of $842,471. The decrease in professional fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to decreased costs related to reduced agreed upon procedures for regulatory filing requirements for Extensible Business Reporting Language (“XBRL”). The increase in professional fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to increased costs related to additional regulatory filing requirements for XBRL.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end. For the year ended December 31, 2013 the Company incurred an administration fee of $97,296, compared to the year ended December 31, 2012 of $123,152 and the year ended December 31, 2011 of $146,335. Through its investments in the Investment Funds, the Company continues to bear a pro rata portion of the administration fee paid to the administrator of the Investment Funds for services provided to the Investment Funds. For the years ended December 31, 2013, 2012 and 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $168,962, $227,503 and $270,250, respectively. SEI is the administrator of each Investment Fund.

Miscellaneous expenses for the year ended December 31, 2013 were $173,251, compared to the year ended December 31, 2012 of $191,050, and the year ended December 31, 2011 of $219,482.

Incentive Allocation

The Incentive Allocation for the year ended December 31, 2013 was $1,245,897, compared to the year ended December 31, 2012 of $60,416 and the year ended December 31, 2011 of $6,026. Because the incentive allocation is calculated as a percentage of any new net appreciation in the net asset value attributable to each series, the changes in the incentive allocation were due to fluctuations in net income from operations for the period resulting in certain series of Class A Shares moving above or below their high watermark.

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

The Company can fund its liquidity requirements by liquidation (through redemptions, or as otherwise permitted in the LLC Agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Neither EDMAT nor RVM provide investors with a voluntary redemption right. Redemptions can be made quarterly, subject to certain limitations. During certain historic periods, the Company only took in investments from existing investors and limited subscriptions from new qualified investors. During 2013, the Company was open to new subscriptions through November 30, 2013. The Managing Member determined that effective December 1, 2013, the Company will only accept subscriptions from existing investors and will no longer accept subscriptions from new investors. The Company may begin accepting subscriptions again from new qualified investors at any time at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company will be determined by the Managing Member in its sole discretion. Any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the NAV per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions.

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

In addition, certain of the investments held by the Investment Funds are subject to various lock-up provisions. Additionally, the Advisors of the investments held by the Investment Funds may, at their discretion, transfer a portion of the Investment Funds’ investment into share classes where liquidity terms are directed by the Advisor in accordance with the respective investment’s private placement memorandum, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investment Funds from fully liquidating their investments without delay. The managing member of each Investment Fund attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the investment managed by the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors of the investments held by the Investment Funds may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investment Funds’ ability to meet redemptions submitted by the Company. As of December 31, 2013, approximately 1% of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2013, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees. The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of December 31, 2013.

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

The Company received subscriptions from new investors of $1,250,000 during the year ended December 31, 2013, of $6,491,936 during the year ended December 31, 2012 and of $28,220,000 during the year ended December 31, 2011.

Demand from new and existing investors varies from period to period based upon market conditions, the Company’s returns and other alternative investments available to investors. The Company believes that in more recent periods investors’ interest has decreased from earlier periods as investors have sought to reduce overall portfolio exposure.

The Company paid out redemptions in the amount of $112,244,600 during the year ended December 31, 2013, $170,904,613 during the year ended December 31, 2012 and $98,243,039 during the year ended December 31, 2011. The Company had Redemptions payable in the amount of $24,580,886 at December 31, 2013, $33,690,336 at December 31, 2012 and $24,922,213 at December 31, 2011. The Company funded the redemptions made in 2011, 2012 and 2013 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the Redemptions payable in January 2014 had a material adverse effect on the value of the units or the performance of the Company.

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

As of December 31, 2013, the Company had cash and cash equivalents on hand of $9,110,417. As of December 31, 2012, the Company had cash and cash equivalents on hand of $20,212,595.

Investments as of December 31, 2013 were $314,434,637 as compared to $387,461,621 as of December 31, 2012. The decrease for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to net redemptions made by the Company from the Investment Funds, partially offset by net realized and unrealized gains during the year ended December 31, 2013.

Management fee payable represents the management fees due to the Managing Member. Management fee payable as of December 31, 2013 was $1,343,876 as compared to $1,729,340 as of December 31, 2012. Because the management fee is calculated as a percentage of the Company’s net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end NAV of the Company. The decrease in Management fee payable is due to the amount and timing of the payment of the monthly management fee to the Managing Member and fluctuations in the NAV.

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

Recent Accounting Pronouncements

Investment Companies (Accounting Standards Codification (“ASC”) 946). In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 is not expected to affect the Company’s financial condition, results of operations, or cash flows.

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

At December 31, 2013 and December 31, 2012, approximately 100% of the fair value of the Company’s pro-rata share of investments in the Investees was determined predominantly from utilizing NAVs provided by external advisors. At December 31, 2013 and December 31, 2012, investments valued using quoted market prices represented 0% of the fair value of the Company’s pro-rata share of investments in the Investees.

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

Quantitative and Qualitative Disclosures About Market Risk

The following table lists the significant market risk sensitive instruments held by the Company, through the Investees, as of December 31, 2013 and as of December 31, 2012, as indicated by the Fair Value/Value at Risk column and the Net Realized and Unrealized Gain/(Loss) column from January 1, 2013 to December 31, 2013 and from January 1, 2012 to December 31, 2012. Because of the uncertain nature of the investments that the Company engages in through the Investees, the Managing Member believes the entire portfolio value of the

Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the units because in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

Year Ended December 31, 2013
Investee	% of Members’ Equity(1)		Fair Value/ Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.78%		$124,113,136	$18.3	(2)
EDM	29.58		87,886,771	11.0	(3)
EDMAT	2.61		7,742,055	(0.1)	(4)
GTTM	31.83		94,556,786	3.9	(5)
HFPO	—		—	(0.2)	(6)
RVM	0.04		135,889	(0.1)	(7)

Total	105.84	%(8)	$314,434,637	$32.8

Year Ended December 31, 2012
Investee	% of Members’ Equity(1)		Fair Value/ Value at Risk	Net Realized and Unrealized Gain/(Loss) (In millions)	Liquidity
ELSM	41.94%		$155,842,998	$14.3	(2)
EDM	26.78		99,506,680	9.3	(3)
EDMAT	2.74		10,169,426	(0.6)	(4)
GTTM	32.59		121,112,624	7.3	(5)
HFPO	0.09		350,745	(0.3)	(6)
RVM	0.13		479,148	0.1	(7)

Total	104.27	%(8)	$387,461,621	$30.1

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

(7)

RVM ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. RVM suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investment is five years.

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

The Managing Member leverages RiskMetrics HedgePlatform, a leading hedge fund transparency service provider, for collecting, modeling and aggregating holdings data from underlying Advisors as well as for computing multiple risk analytics, including Value-at-Risk (“VaR”), for both the underlying Advisor as well as the Company. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including VaR and scenario analysis (stress testing). The Managing Member looks at VaR over a one-day horizon at the 95% and 99% confidence intervals. As of December 31, 2013, the Managing Member had full position level transparency for approximately 75% (as a percentage of fair value investments) of the Advisors in which the Company invests through the Investment Funds. Based on the December 31, 2013 Investment fund allocation to Advisors and the underlying holdings of these Advisors, the 95% and 99% daily VaR of the Company is 62 bps and 85 bps, respectively. Holdings-based VaR is calculated using Monte Carlo simulations with a three year look back period and is based on actual holdings of Advisors for which position level detail is available; for Advisors where position level detail is not available, realized return history of the Advisor is utilized. The Managing Member believes that the holdings-based VaR assumptions it utilizes are reasonable, given that VaR is only one determinant in the Managing Member’s overall risk management. However, holdings-based VaR has its own limitations. It is effective for risk estimation at short horizons and has limited utility for medium or long horizon risk estimation, since it is computed for a static portfolio and does not account for the dynamic trading behavior of underlying Advisors. Further, its computation can be inaccurate due to mapping and modeling limitations associated with complex portfolios of underlying Advisors and the simplifying assumptions used to account for Advisors who do not provide position level details. Therefore, the Managing Member supplements the holdings-based VaR with a historical VaR metric. This historical VaR metric is calculated using a rolling 36 month historical covariance matrix of underlying Advisors and the December 31, 2013 allocations to underlying Advisors. As of December 31, 2013, the historical 95% and 99% daily VaR of the Company is 36 bps and 51 bps, respectively. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The Company’s maximum risk of loss is limited to the Company’s investment in the Investment Funds. The risks involved are more fully described under ITEM 1A. “RISK FACTORS—General Risks—The Company Relies on the Managing Member and the Advisors and There can be no Assurance that the Allocation and Investment Decisions Made by the Managing Member and the Advisors Will be Successful” and “—A Substantial Portion of an Investment Fund’s Assets May be Invested Utilizing Strategies That are Not Within its Investment Sector”.

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

Quantitative analysis is combined with judgment to determine weightings, strategic return, risk and correlation estimates to inform the quantitative analysis. Judgment is applied to both estimates and weights in an attempt to achieve exposure to hedge funds while delivering attractive risk-adjusted returns. The approximate weights of the significant Investees were 42% ELSM, 30% EDM and 32% GTTM as of December 31, 2013 as a percentage of members’ equity. The approximate weights of the material Investees were 42% ELSM, 27% EDM and 33% GTTM as of December 31, 2012 as a percentage of members’ equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. “BUSINESS—INVESTMENT PROGRAM—Allocation Among the Investment Sectors”.

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

The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. Neither EDMAT nor RVM provide investors with a voluntary redemption right. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including, in the case of the Company’s investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company’s financial statements, see the Financial Statements beginning on page F-1 of this Annual Report.

The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2012 to December 31, 2013.

	Fiscal Quarter Ended
	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Net realized and unrealized gain/(loss)	$19,788,103	$(5,438,816)	$9,060,888	$6,702,561
Total expenses	$2,086,376	$2,047,420	$1,818,440	$1,674,811
Net income/(loss)	$17,704,135	$(7,483,044)	$7,245,633	$5,030,988
Net income/(loss) available for pro rata allocation to Members	$17,689,552	$(7,475,580)	$7,236,544	$4,986,780

	Fiscal Quarter Ended
	Mar. 31, 2013	June 30, 2013	Sep. 30, 2013	Dec. 31, 2013
Net realized and unrealized gain/(loss)	$15,596,353	$1,942,076	$4,526,790	$10,775,964
Total expenses	$1,572,233	$1,423,612	$1,358,530	$1,103,684
Net income/(loss)	$14,025,070	$518,815	$3,168,472	$9,672,448
Net income/(loss) available for pro rata allocation to Members	$13,432,463	$492,844	$3,013,868	$9,199,733

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The management of the Managing Member assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, the management of the Managing Member believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position(s)
Kent A. Clark	49	Director of the Company; Managing Director and Chief Investment Officer of the Managing Member
Helen A. Crowley	50	Director of the Company; Managing Director and Chief Financial Officer of the Managing Member

Information about the executive officers of the Managing Member and the directors of the Company is provided below.

Kent A. Clark is the chief investment officer and head of the Alternative Investments & Manager Selection (AIMS) Hedge Fund Strategies investment team as well as the co-chief operating officer of the AIMS Group. He serves as chairman of the AIMS Hedge Fund Strategies and AIMS Global Manager Strategies Investment Committees. Previously, Mr. Clark was a member of the Quantitative Equity team of Goldman Sachs Asset Management (GSAM), where he designed and managed strategies for both global equity portfolios and equity market neutral trading. Mr. Clark joined Goldman Sachs in 1992 as an associate and was named managing director in 1998 and partner in 2012. Mr. Clark’s research has been published in The Journal of Financial and Quantitative Analysis, The Journal of Alternative Investments and in Enhanced Indexing. In addition, he has written “Hedge Funds: Have You Missed the Boat?” and “The Case for Equity Long-Short”. Mr. Clark also contributed a chapter to “Modern Investment Management: An Equilibrium Approach” and coauthored “A Strategic Role for Hedge Fund and Active Risk Budgeting in Action: Understanding Hedge Fund Performance”. Mr. Clark is a trustee and member of the investment committee of The Juilliard School and is a trustee of The Pingry School. Mr. Clark earned a BComm from the University of Calgary and an MBA from The University of Chicago Graduate School of Business.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company’s units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2013 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

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

•

discussed with the independent registered Public Accounting Firm the matters required to be discussed by the Statement of Auditing Standards No. 114, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•

received the written disclosures and the letters from the independent registered Public Accounting Firm required by the Public Company Accounting Oversight Board in Rule 3526, and has discussed with the independent registered Public Accounting Firm, the independent registered Public Accounting Firm’s independence; and based on the review and discussions referred to above, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report for filing with the SEC.

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

Board Meetings and Committees; Annual Meeting Attendance; Shareholder Communications

The Board of Directors is responsible for the management and operations of the Company. In 2013, the Board of Directors met frequently, including at regularly scheduled quarterly meetings, with employees of the Managing Member to discuss, among other things, the Company. As discussed above, the Company does not have standing audit, nominating and compensation committees.

The Company does not have a policy with regard to board members’ attendance at annual meetings of Members. The Company does not hold director elections and therefore does not solicit proxies for the elections of directors from Members (or by written consent) and the Company is not required under Delaware law nor under its LLC Agreement to hold annual meetings for its Members. The Company did not hold an annual meeting for Members in 2013 and accordingly no members of the Board of Directors attended.

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

The Company does not bear the costs of the annual compensation of its directors or the executive officers of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. None of the Company’s directors receive any compensation from the Company or the Managing Member for serving as a director of the Company. Set forth below are the amounts of the different types of fees paid or payable by the Company, or allocable to the Managing Member and its affiliates during the year ended December 31, 2013. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Fee Type	Fee Amount
Management Fee paid or payable by the Company	$4,362,142
Incentive Allocation paid or payable by the Company	$1,245,897
Placement Fee paid or payable by the Company to Goldman Sachs	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, no person beneficially owns more than 5 percent of the units.

Security Ownership of Management

HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2013 other than the Incentive Allocation and other fees payable to it by the Company.

The following table sets forth (i) the individual directors and executive officers of the Managing Member and the directors of the Company and (ii) all of the directors and executive officers as a group who beneficially owned units of the Company as of March 26, 2014.

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

The Company pays the Managing Member a Management Fee. See ITEM 1. “BUSINESS—FEES, EXPENSES AND ALLOCATIONS”.

Some of the directors of the Company and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2013 and are proposed to provide such services in the current year.

No directors of the Company and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $120,000 in the Company during the year ended December 31, 2013. Certain directors of the Company and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors of the Company and executive officers of the Managing Member from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

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

The following table presents fees for the professional audit services rendered by EY for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012 and fees billed for other services rendered by EY during those periods.

	Year Ended December 31
	2013	2012
Audit Fees	$185,000	$185,480
Audit-Related Fees	—	—
Tax Fees(1)	129,000	152,250
All Other Fees(2)	—	241,000

Total	$314,000	$578,730

(1)	Tax services primarily involve assistance with the preparation of tax returns and K-1s.

(2)

Other Fees primarily involve agreed-upon procedures or other reporting with the Company’s initial regulatory filings in connection with XBRL requirements. The change in other fees relates to increased scope of agreed-upon procedures with the implementation of detail note tagging required by the Securities and Exchange Commission.

The Board of Directors does not have an audit committee which is responsible for the oversight of the Company’s accounting and financial reporting practices. As the Company does not have a formal audit committee, the services described above were not approved by the audit committee and the Company does not have audit committee pre-approval policies and procedures. The Board of Directors as a whole is responsible for the oversight of the Company’s accounting and financial reporting practices and the Board of Directors is responsible for approving every engagement of EY to perform audit or non-audit services for the Company before EY is engaged to provide those services. The Board of Directors considers whether the provision of any non-audit provisions is compatible with maintaining EY’s independence.

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

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kent A. Clark	Director	March 26, 2014
Kent A. Clark

/s/ Helen A. Crowley	Director	March 26, 2014
Helen A. Crowley

INDEX OF EXHIBITS

Exhibit No.	Description

3*	Copy of Amended and Restated Limited Liability Company Agreement of Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC) dated January 1, 2006 (Note: the Company’s LLC Agreement also defines the rights of the holders of units of the Company) (filed as Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

3.1*

Certificate of Amendment to the Certificate of Formation of Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC), dated March 24, 2013 (filed as Exhibit 3 to Form 10-Q, filed May 14, 2013, and incorporated by reference herein).

10.1*	Copy of Amended and Restated Limited Liability Company Agreement of Global Tactical Trading Managers LLC (formerly known as Goldman Sachs Global Tactical Trading, LLC), dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

10.2*	Copy of Amended and Restated Limited Liability Company Agreement of Equity Long/Short Managers LLC (formerly known as Goldman Sachs Global Equity Long/Short, LLC), dated as of January 1, 2008 (filed as Exhibit 10.2 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

10.4*	Form of Amended and Restated Limited Liability Company Agreement of Event Driven Managers LLC (formerly known as Goldman Sachs Global Fundamental Strategies, LLC), to be dated as of April 1, 2008 (filed as Exhibit 10.5 to the Form 10-K, filed March 31, 2008, and incorporated herein by reference).

10.6*	Distribution Agreement between Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC) and Goldman, Sachs & Co. dated March 1, 2002 (filed as Exhibit 10.5 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.7*	Administration Agreement between Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC) and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated March 1, 2002 (filed as Exhibit 10.6 to the Form 10, filed April 29, 2004, and incorporated herein by reference).

10.8*	Administration Agreement between Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC) and SEI Global Services, Inc. dated February 9, 2007 (filed as Exhibit 10.7 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

14.1*	Code of Ethics for Hedge Fund Managers (Diversified) LLC (formerly known as Goldman Sachs Hedge Fund Partners, LLC) (filed as Exhibit 14.1 to the Form 10-K, filed March 29, 2005, and incorporated herein by reference).

14.2*	Amended Code of Ethics for Goldman Sachs Hedge Fund Strategies LLC (filed as Exhibit 14.2 to the Form 10-K, filed April 2, 2007, and incorporated herein by reference).

31.1	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

E-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Hedge Fund Managers (Diversified) LLC

We have audited the accompanying balance sheets, including the schedules of investments, of Hedge Fund Managers (Diversified) LLC (formerly, Goldman Sachs Hedge Fund Partners, LLC) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hedge Fund Managers (Diversified) LLC at December 31, 2013 and 2012, and the results of its operations, the changes in its members’ equity and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 26, 2014

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

Schedule of Investments

December 31, 2013 and December 31, 2012

	2013		2012
Affiliated Investee	Fair value	% of members’ equity(1)	Fair value	% of members’ equity(1)
Equity Long/Short Managers LLC	$124,113,136	41.78%	$155,842,998	41.94%
Event Driven Managers LLC	87,886,771	29.58	99,506,680	26.78
Event Driven Managers Asset Tr	7,742,055	2.61	10,169,426	2.74
Global Tactical Trading Managers LLC	94,556,786	31.83	121,112,624	32.59
HFP Opportunistic Fund LLC	—	—	350,745	0.09
Relative Value Managers LLC	135,889	0.04	479,148	0.13

Total investments (cost $252,548,521 and $344,832,426, respectively)	$314,434,637	105.84%	$387,461,621	104.27%

The Company’s aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company’s members’ equity at December 31, 2013 and December 31, 2012.

December 31, 2013
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)	Managed Futures	$ 16,953,942	5.71%

December 31, 2012
Affiliated Investee	Underlying investment	Strategy	Proportionate share of fair value	% of members’ equity(1)
Global Tactical Trading Managers LLC	Tactical Trading Managers (Managed Futures) LLC(2)	Managed Futures	$20,242,331	5.45%

(1)

Members’ equity, used in the calculation of the fair value of each of the investees and the underlying investment as a percentage of members’ equity, is reduced for member redemptions that are paid after the balance sheet date according to Statement of Financial Accounting Standards ASC 480, “Distinguishing Liabilities from Equity.” Member redemptions are included in Redemptions payable in the Balance Sheet. Excluding Redemptions payable, total investments would represent 97.79% and 95.60% of members’ equity at December 31, 2013 and December 31, 2012, respectively.

(2)	Affiliated investment fund with a monthly liquidity term.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

BALANCE SHEET

December 31, 2013 and December 31, 2012

	2013	2012
ASSETS
Assets:
Investments in affiliated Investees, at fair value (cost $252,548,521 and $344,832,426, respectively)	$314,434,637	$387,461,621
Cash and cash equivalents	9,110,417	20,212,595

Total assets	$323,545,054	$407,674,216

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Redemptions payable	$24,580,886	$33,690,336
Management fee payable	1,343,876	1,729,340
Accrued expenses and other liabilities	524,954	658,857

Total liabilities	26,449,716	36,078,533
Members’ equity:
Members’ equity (units outstanding 2,183,657.13 and 2,930,982.83, respectively)	297,095,338	371,595,683

Total liabilities and members’ equity	$323,545,054	$407,674,216

Analysis of members’ equity:
Net capital contributions, accumulated net investment income/(loss) and realized gain/(loss) on investments	$235,209,222	$328,966,488
Accumulated net unrealized gain/(loss) on investments	61,886,116	42,629,195

Total members’ equity(1)	$297,095,338	$371,595,683

(1)	Refer to Note 8 for units outstanding and NAV per unit amounts by series.

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Dividend income	$1,681	$12,023	$6,668
Expenses:
Management fee	4,362,142	5,978,107	7,426,998
Professional fees	825,370	1,334,738	842,471
Administration fee	97,296	123,152	146,335
Miscellaneous expenses	173,251	191,050	219,482

Total expenses	5,458,059	7,627,047	8,635,286

Net investment income/(loss)	(5,456,378)	(7,615,024)	(8,628,618)

Realized and unrealized gain/(loss) on investments in affiliated Investees:
Net realized gain/(loss)	13,584,262	32,871,661	23,323,854
Net change in unrealized gain/(loss)	19,256,921	(2,758,925)	(38,160,320)

Net realized and unrealized gain/(loss)	32,841,183	30,112,736	(14,836,466)

Net income/(loss)	$27,384,805	$22,497,712	$(23,465,084)

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

	Managing Member’s equity	Members’ equity	Total Members’ equity
Members’ equity at December 31, 2010	$—	$621,793,993	$621,793,993

Subscriptions	—	28,220,000	28,220,000
Redemptions	(6,026)	(104,264,112)	(104,270,138)
Allocations of net income/(loss):
Incentive allocation	6,026	(6,026)	—
Pro-rata allocation	—	(23,465,084)	(23,465,084)

Members’ equity at December 31, 2011	$—	$522,278,771	$522,278,771

Subscriptions	—	6,491,936	6,491,936
Redemptions	(60,416)	(179,612,320)	(179,672,736)
Allocations of net income/(loss):
Incentive allocation	60,416	(60,416)	—
Pro-rata allocation	—	22,497,712	22,497,712

Members’ equity at December 31, 2012	$—	$371,595,683	$371,595,683

Subscriptions	—	1,250,000	1,250,000
Redemptions	(1,245,897)	(101,889,253)	(103,135,150)
Allocations of net income/(loss):
Incentive allocation	1,245,897	(1,245,897)	—
Pro-rata allocation	—	27,384,805	27,384,805

Members’ equity at December 31, 2013	$—	$297,095,338	$297,095,338

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities
Net income/(loss)	$27,384,805	$22,497,712	$(23,465,084)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Purchases of investments in affiliated Investees	(1,489,321)	—	(9,602,658)
Proceeds from sales of investments in affiliated Investees	107,357,488	160,943,667	89,160,714
Net realized (gain)/loss on investments in affiliated Investees	(13,584,262)	(32,871,661)	(23,323,854)
Net change in unrealized (gain)/loss on investments in affiliated Investees	(19,256,921)	2,758,925	38,160,320
Increase/(decrease) in operating liabilities:
Management fee payable	(385,464)	586,007	(178,884)
Accrued expenses and other liabilities	(133,903)	8,865	24,832

Net cash from operating activities	99,892,422	153,923,515	70,775,386

Cash flows from financing activities
Subscriptions	1,250,000	6,491,936	28,220,000
Redemptions	(112,244,600)	(170,904,613)	(98,243,039)

Net cash from financing activities	(110,994,600)	(164,412,677)	(70,023,039)

Net change in cash and cash equivalents	(11,102,178)	(10,489,162)	752,347
Cash and cash equivalents at beginning of year	20,212,595	30,701,757	29,949,410

Cash and cash equivalents at end of year	$9,110,417	$20,212,595	$30,701,757

The accompanying notes are an integral part of these financial statements.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 1 – Organization

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 2 – Significant accounting policies

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

Recent accounting pronouncements

Investment Companies (Accounting Standards Codification (“ASC”) 946). In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 is not expected to affect the Company’s financial condition, results of operations, or cash flows.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 3 – Investments in affiliated Investees

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

The following table summarizes the cost of the Company’s investments in the affiliated Investees at December 31, 2013 and December 31, 2012:

Investee	2013	2012
ELSM	$96,958,094	$142,538,824
EDM	69,929,177	89,089,893
EDMAT	8,123,352	10,519,992
GTTM	77,293,578	101,372,826
HFPO	—	709,128
RVM	244,320	601,763

Total	$252,548,521	$344,832,426

The following table summarizes the Company’s realized and unrealized gain/(loss) on investments in affiliated Investees for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Investee	Liquidity	2013	2012	2011
ELSM	(1)	$18,270,112	$14,361,698	$(8,591,402)
EDM	(2)	10,963,270	9,323,122	(5,195,494)
EDMAT	(3)	(44,458)	(624,552)	(1,828,689)
GTTM	(4)	3,944,162	7,303,887	1,135,612
HFPO	(5)	(212,641)	(340,914)	(44,027)
RVM	(6)	(79,262)	89,495	(312,466)

Total		$32,841,183	$30,112,736	$(14,836,466)

(1)	Redemptions can be made quarterly with 61 days’ notice, or at the sole discretion of the Managing Member.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 3 – Investments in affiliated Investees

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

(4)	Redemptions can be made quarterly with 60 days’ notice, or at the sole discretion of the Managing Member.

(5)	HFPO ceased its trading activities effective December 31, 2012 and was subsequently liquidated in March 2013.

(6)

RVM ceased its trading activities effective on July 1, 2009, and will dissolve at the time all assets are liquidated, liabilities are satisfied and liquidation proceeds are distributed through payment of a liquidating distribution. RVM suspended redemptions pending the completion of the liquidation proceedings. The estimated remaining holding period of its remaining underlying investment is five years.

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

Event Driven Managers Asset Tr

HFS, the managing member of EDM, created EDMAT, a Delaware statutory trust, for the benefit of its investors, including the Company. Goldman Sachs Trust Company, a Delaware Corporation, is the trustee of EDMAT (the “Trustee”). HFS is the “Special Assets Direction Advisor,” responsible for, among other duties, disposition of EDMAT assets. EDMAT does not hold any liquid assets and therefore provides no redemption rights, thus distributions are made to investors as underlying investments of Advisors are realized. The actual timing of these distributions will be dependent on the Advisors’ ability to liquidate positions as market conditions allow, and it could be a significant period of time before such positions are realized or disposed of.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 3 – Investments in affiliated Investees

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

Management fees and incentive allocation/fees

HFS does not charge the Company any management fee or incentive allocation at the Investee level. The underlying Advisor Funds held by the Investees charge management and incentive allocation/fees to the Investees. The following table reflects the contractual weighted average Advisors’ management fee and incentive allocation/fee rates at the Investee level for the years ended December 31, 2013, 2012 and 2011. The weighted average is based on the period-end fair values of each investment in the Advisor Fund in proportion to the Investee’s total investments. The fee rates used are the contractual rates charged by each Advisor. The Advisors’ management fee and incentive allocation/fee are not paid to the Managing Member.

	2013				2012				2011
Investee	Management fees		Incentive fee		Management fees		Incentive fee		Management fees		Incentive fee
ELSM	1.53%		18.78%		1.60%		19.48%		1.64%		20.27%
EDM	1.49%		18.98%		1.66%		18.92%		1.67%		18.44%
EDMAT	1.39%		15.92%		1.49%		17.94%		1.54%		17.91%
GTTM	2.04%		21.61%		2.13%		21.74%		2.20%		21.63%
HFPO	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)	—	%(1)
RVM	—	%(1)	—	%(1)	1.81%		13.77%		1.40%		11.13%

(1)	The sole Advisor Fund within RVM and HFPO is illiquid and the Advisor has elected to forego the management and incentive fees. HFPO was liquidated in March 2013.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

•

Level 2—Quoted prices in markets that are not active or financial instruments for which significant inputs are observable (including investments in Investees that can generally be redeemed within three months of the measurement date at NAV), either directly or indirectly; and

•

Level 3—Prices or valuations that require significant unobservable inputs (including investments in Investees that will never have the ability to be voluntarily redeemed or are restricted from redemption for an uncertain or extended period of time from the measurement date).

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities by investment strategy at fair value measured at December 31, 2013 and December 31, 2012:

	December 31, 2013
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$124,113,136	$—	$124,113,136
Event Driven	—	87,886,771	7,742,055	95,628,826
Relative Value	—	—	135,889	135,889
Tactical Trading	—	94,556,786	—	94,556,786

Total	$—	$306,556,693	$7,877,944	$314,434,637

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Investees by investment strategy:
Equity Long/Short	$—	$155,842,998	$—	$155,842,998
Event Driven	—	99,506,680	10,169,426	109,676,106
Multi-Sector	—	—	350,745	350,745
Relative Value	—	—	479,148	479,148
Tactical Trading	—	121,112,624	—	121,112,624

Total	$—	$376,462,302	$10,999,319	$387,461,621

Included in cash and cash equivalents on the Balance Sheet are investments in money market funds with a fair value of $9,080,568 and $19,660,555, which were classified as Level 1 assets as of December 31, 2013 and December 31, 2012, respectively.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 4 – Fair Value Measurements

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2013:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2013	$10,169,426	$350,745	$479,148	$10,999,319
Net realized gain/(loss) on investments in affiliated investees	66,139	(212,641)	(20,613)	(167,115)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	(110,597)	—	(58,649)	(169,246)
Sales	(2,382,913)	(138,104)	(263,997)	(2,785,014)

Balance at December 31, 2013	$7,742,055	$—	$135,889	$7,877,944

The following table summarizes the changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2012:

	Investees by investment strategy
	Event Driven	Multi-Sector	Relative Value	Total
Balance at January 1, 2012	$13,856,921	$691,659	$1,125,167	$15,673,747
Net realized gain/(loss) on investments in affiliated investees	(96,955)	—	70,378	(26,577)
Net change in unrealized gain/(loss) on investments in affiliated investees held at year-end	(527,597)	(340,914)	19,117	(849,394)
Sales	(3,062,943)	—	(735,514)	(3,798,457)

Balance at December 31, 2012	$10,169,426	$350,745	$479,148	$10,999,319

Note 5 – Fees

The Company incurs a monthly management fee paid in arrears to HFS equal to 1.25% per annum of the net assets of the Company as of each month-end.

The Company incurs a monthly administration fee payable to SEI equal to one twelfth of 0.02% of the net assets of the Company as of each month end which is included in administration fee in the Statement of Operations. The Company also incurs an indirect monthly administration fee to SEI at the Investee level which is included in realized and unrealized gain/(loss) on investments in affiliated Investees in the Statement of Operations. For the years ended December 31, 2013, 2012 and 2011, the Company’s pro-rata indirect share of the administration fee charged at the Investee level totaled $168,962, $227,503 and $270,250, respectively.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 6 – Risk Management

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 6 – Risk Management

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

In order to meet its obligations associated with financial liabilities, the Company primarily redeems from the investments in the Investees. However, the Company’s investments in the Investees may only be redeemed on a limited basis. As detailed in “Note 3 —Investments in affiliated Investees”, neither EDMAT nor RVM provide investors with a voluntary redemption right. As a result, the Company may not be able to quickly liquidate some of its investments in order to meet liquidity requirements.

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

Certain of the Advisor Funds held by the Investees are subject to various lock-up provisions. Additionally, an Advisor may, at its discretion, transfer a portion of an Investee’s investment in the Advisor Fund into share classes where liquidity terms are directed by the Advisor in accordance with the Advisor’s operating agreement, commonly referred to as side pocket share classes (“side pockets”). These side pockets may have restricted liquidity and prohibit the Investees from fully liquidating their investments without delay. The managing member of the Investees attempts to determine each Advisor’s strategy on side pockets through its due diligence process prior to making an allocation to the Advisor. However, no assurance can be given on whether or not the Advisor will implement side pockets during the investment period. The Advisors may also, at their discretion, suspend redemptions or implement other restrictions on liquidity which could impact the Investees’ ability to meet redemptions submitted by the Company. As of December 31, 2013 and December 31, 2012 approximately 1% and 2%, respectively, of the Company’s investments in the Investees were considered illiquid due to restrictions implemented by the Advisors of the investments held by Investees, excluding contractual restrictions imposed by the Advisors at the time of purchase, such as lock-ups. In addition, as of December 31, 2013 and December 31, 2012, approximately 3% of the Company’s members’ equity was considered illiquid due to restrictions implemented by the Investees, including the lack of a voluntary redemption right for EDMAT, RVM, and HFPO.

The sum of these amounts represents the total amount of the Company’s members’ equity which was considered illiquid as of December 31, 2013 and December 31, 2012.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 6 – Risk Management

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

Note 7 – Related parties

The management fee payable in the Balance Sheet represents management fees due to HFS at December 31, 2013 and December 31, 2012, respectively.

Included in the redemptions payable on the Balance Sheet at December 31, 2013 and December 31, 2012 were redemptions due to the Managing Member of $1,245,897 and $60,416, respectively.

For the year ended December 31, 2013, the Company earned dividends of $1,681 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the year ended December 31, 2012, the Company earned dividends of

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 7 – Related parties

$12,023 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. For the year ended December 31, 2011, the Company earned dividends of $6,668 from an investment in Goldman Sachs Financial Square Government Fund, a money market fund managed by Goldman Sachs Asset Management, L.P., an affiliate of HFS. At December 31, 2013 and December 31, 2012, the fair values of such money market investments were $9,080,568 and $19,660,555, respectively. The Company will bear its proportionate share of all fees, including investment advisory fees, paid by the money market funds.

The Advisor Funds may have executed investment transactions with various affiliates of the Managing Member.

Directors and executive officers of the Company and the Managing Member owned less than 1% of the Company’s equity at December 31, 2013, 2012 and 2011. Employees of Goldman Sachs & Co. owned less than 1% of the Company’s equity at December 31, 2013 and 2012, and approximately 2% of the Company’s equity at December 31, 2011.

Members’ Equity for Class A Series 1 as disclosed in “Note 8 — Members’ equity” includes equity provided by the Managing Member at December 31, 2013, 2012 and 2011 of $1,176, $1,091, and $1,040, respectively.

Note 8 – Members’ equity

At December 31, 2013, December 31, 2012 and December 31, 2011, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2013, Class A Series 52, Series 91, Series 92, and Series 97 through Series 109 units were converted into Class A Series 46 units. Effective January 1, 2011, Class A Series 48, Class A Series 53, Class A Series 54, Class A Series 77 through Series 81 and Class A Series 84 through Series 90 units were converted into Class A Series 46 units.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 8 – Members’ equity

The Company’s unit activity for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31, 2012	Unit Conversion	Subscriptions	Redemptions	December 31, 2013
Class A:	2,930,982.83	2,881.76	12,500.00	(762,707.46)	2,183,657.13

	December 31, 2011	Unit Conversion	Subscriptions	Redemptions	December 31, 2012
Class A:	4,330,758.94	—	64,919.36	(1,464,695.47)	2,930,982.83

	December 31, 2010	Unit Conversion	Subscriptions	Redemptions	December 31, 2011
Class A:	4,849,206.06	57,884.22	282,200.00	(858,531.34)	4,330,758.94

At December 31, 2013, 2012 and 2011, members’ equity consisted of the following:

	December 31, 2012	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2013
Managing Member	$—	$—	$(1,245,897)	$1,245,897	$—
Class A:	371,595,683	1,250,000	(101,889,253)	26,138,908	297,095,338

Total	$371,595,683	$1,250,000	$(103,135,150)	$27,384,805	$297,095,338

	December 31, 2011	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2012
Managing Member	$—	$—	$(60,416)	$60,416	$—
Class A:	522,278,771	6,491,936	(179,612,320)	22,437,296	371,595,683

Total	$522,278,771	$6,491,936	$(179,672,736)	$22,497,712	$371,595,683

	December 31, 2010	Subscriptions	Redemptions	Net income/ (loss)	December 31, 2011
Managing Member	$—	$—	$(6,026)	$6,026	$—
Class A:	621,793,993	28,220,000	(104,264,112)	(23,471,110)	522,278,771

Total	$621,793,993	$28,220,000	$(104,270,138)	$(23,465,084)	$522,278,771

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 8 – Members’ equity

The following amounts represent the units outstanding and NAV per unit for each series:

	December 31, 2013		December 31, 2012		December 31, 2011
	Units outstanding	NAV per unit	Units outstanding	NAV per unit	Units outstanding	NAV per unit
Managing Member	—	—	—	—	—	—
Class A:
Series 1	1,085,488.39	$163.75	1,484,075.35	$151.91	2,156,278.06	$144.87
Series 45	22,891.79	107.11	31,780.06	99.36	34,296.08	94.76
Series 46	735,888.39	108.90	743,756.34	101.05	1,258,581.48	96.40
Series 47	20,000.00	106.77	20,000.00	99.03	47,000.00	94.44
Series 49	42,022.73	107.63	61,022.73	99.87	105,022.73	95.24
Series 50	82,212.62	105.77	98,685.95	98.05	142,659.41	93.51
Series 51	37,800.00	105.71	58,800.00	98.00	58,800.00	93.46
Series 52	—	—	52,323.77	100.62	86,750.00	95.99
Series 66	15,007.98	117.43	19,601.91	108.55	67,947.61	103.52
Series 68	15,702.29	117.43	15,702.29	108.55	55,653.46	103.52
Series 69	9,881.94	117.43	9,881.94	108.55	20,861.87	103.52
Series 70	6,848.67	117.43	6,848.67	108.55	6,848.67	103.52
Series 72	6,915.70	117.43	6,915.70	108.55	6,915.70	103.52
Series 73	1,335.83	117.43	1,335.83	108.55	1,335.83	103.52
Series 82	—	—	6,147.24	104.31	6,147.24	99.47
Series 83	5,460.80	112.83	5,460.80	104.31	5,460.80	99.47
Series 91	—	—	27,500.00	100.69	27,500.00	96.06
Series 92	—	—	16,000.00	100.52	26,500.00	95.89
Series 93	16,750.00	107.29	18,250.00	99.53	18,250.00	94.92
Series 94	27,450.00	107.48	34,200.00	99.73	39,200.00	95.11
Series 95	31,500.00	106.37	40,417.34	98.64	46,500.00	94.07
Series 96	8,000.00	107.52	21,000.00	99.76	21,000.00	95.14
Series 97	—	—	17,000.00	101.19	17,000.00	96.56
Series 98	—	—	11,250.00	101.26	11,250.00	96.64
Series 99	—	—	8,500.01	103.12	10,500.00	98.50
Series 100	—	—	37,607.54	104.96	40,500.00	100.33
Series 101	—	—	9,500.00	103.82	9,500.00	99.20
Series 102	—	—	2,500.00	104.19	2,500.00	99.58
Series 103	—	—	23,243.86	104.61	—	—
Series 104	—	—	12,500.00	103.05	—	—
Series 105	—	—	7,675.50	101.86	—	—
Series 106	—	—	4,500.00	101.37	—	—
Series 107	—	—	9,000.00	101.32	—	—
Series 108	—	—	5,500.00	102.25	—	—
Series 109	—	—	2,500.00	102.76	—	—
Series 117	2,500.00	105.13	—	—	—	—
Series 120	10,000.00	102.63	—	—	—	—

Total	2,183,657.13		2,930,982.83		4,330,758.94

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 9 – Ownership in Investees

During the years ended December 31, 2013 and 2012, the Company’s ownership percentage of certain Investees may have exceeded 50%. This ownership percentage will fluctuate as a result of the Company’s investment strategy and investor subscriptions and redemptions at the Company and Investee levels. The Company does not consolidate the results of the Investees in its financial statements because the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company does not exercise control over majority owned Investees. The following tables summarize the Company’s ownership in the Investees at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$124,113,136	$389,004,422	31.91%
EDM	87,886,771	$289,404,293	30.37%
EDMAT	7,742,055	$27,551,409	28.10%
GTTM	94,556,786	$463,960,539	20.38%
RVM	135,889	$517,311	26.27%

Total	$314,434,637

	December 31, 2012
	Company investment	Investee equity(1)	% owned by the Company(1)
ELSM	$155,842,998	$379,799,470	41.03%
EDM	99,506,680	$285,567,970	34.85%
EDMAT	10,169,426	$36,189,621	28.10%
GTTM	121,112,624	$519,094,098	23.33%
HFPO	350,745	$590,725	59.38%
RVM	479,148	$1,824,051	26.27%

Total	$387,461,621

(1)

The Investees’ equity used in the calculation of the percentage owned by the Company is based on the net assets per the Investee’s Balance Sheet and in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Note 10 – Indemnifications

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company’s maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 10 – Indemnifications

exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties, which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss to be remote.

Note 11 – Financial Highlights

Financial highlights for the Company for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013 Class A Series 1	2012 Class A Series 1	2011 Class A Series 1
Per unit operating performance:
Net asset value, beginning of year	$151.91	$144.87	$150.82
Income from operations:
Net realized and unrealized gain/(loss)	14.90	9.42	(3.78)
Net investment income/(loss)(1)(2)	(3.06)	(2.38)	(2.17)

Total income/(loss) from operations	11.84	7.04	(5.95)

Net asset value, end of year	$163.75	$151.91	$144.87

Ratios to average members’ equity(3)
Expenses	1.57%	1.60%	1.45%
Incentive allocation	0.36%	0.00%	0.00%

Total expenses and incentive allocation	1.93%	1.60%	1.45%

Net investment income/(loss)(2)	(1.93)%	(1.59)%	(1.45)%

Total return (prior to incentive allocation)	8.16%	4.86%	(3.94)%
Incentive allocation	(0.36)%	0.00%	0.00%

Total return(4)	7.80%	4.86%	(3.94)%

(1)	Net investment income/(loss) is calculated based on average units outstanding during the period.

(2)	Includes incentive allocation, if applicable.

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

The following is a summary of financial information for Investees that represented more than 20% of the Company’s total assets and/or income as of and/or for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 (the “Significant Investees”):

Balance Sheet

The balance sheets as of December 31, 2013 and December 31, 2012, are summarized as follows:

	December 31, 2013
	ELSM	EDM	GTTM

Assets
Investments in Investees, at fair value	$339,391,184	$259,504,683	$297,301,712
Investments in affiliated Investees, at fair value	43,777,753	24,370,577	193,088,116
Cash and cash equivalents	3,344,574	9,192,940	10,153,660
Other assets	33,218,152	1,086,701	646,591

Total assets	$419,731,663	$294,154,901	$501,190,079

Liabilities and Net Assets
Liabilities
Redemptions payable	$15,017,997	$4,248,725	$35,301,531
Loan payable	15,260,000	—	—
Accrued expenses and other liabilities	449,244	501,883	1,928,009

Total liabilities	30,727,241	4,750,608	37,229,540
Net assets	389,004,422	289,404,293	463,960,539

Total liabilities and net assets	$419,731,663	$294,154,901	$501,190,079

	December 31, 2012
	ELSM	EDM	GTTM

Assets
Investments in Investees, at fair value	$379,593,219	$249,255,409	$328,713,522
Investments in affiliated Investees, at fair value	—	24,152,692	201,813,152
Cash and cash equivalents	1,876,062	24,595,019	1,635,585
Other assets	18,541,017	3,414,541	14,000,000

Total assets	$400,010,298	$301,417,661	$546,162,259

Liabilities and Net Assets
Liabilities
Redemptions payable	$19,735,371	$15,277,149	$13,395,455
Loan payable	—	—	12,000,000
Accrued expenses and other liabilities	475,457	572,542	1,672,706

Total liabilities	20,210,828	15,849,691	27,068,161
Net assets	379,799,470	285,567,970	519,094,098

Total liabilities and net assets	$400,010,298	$301,417,661	$546,162,259

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

Statement of Operations

For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the statements of operations are summarized as follows:

	December 31, 2013
Income/(Loss)	ELSM	EDM	GTTM

Net realized gain/(loss) on Investees	$28,633,090	$15,890,033	$4,424,595
Net change in unrealized gain/(loss) on Investees	27,295,711	20,179,583	15,714,923
Investment income	600	1,426	1,060
Expenses	(1,654,534)	(1,558,079)	(5,768,112)

Net income/(loss) from operations	$54,274,867	$34,512,963	$14,372,466

	December 31, 2012
Income/(Loss)	ELSM	EDM	GTTM

Net realized gain/(loss) on Investees	$22,903,650	$14,717,050	$9,982,497
Net change in unrealized gain/(loss) on Investees	11,370,351	12,483,498	19,067,332
Investment income	2,655	5,888	4,574
Expenses	(1,766,752)	(1,846,967)	(5,496,774)

Net income/(loss) from operations	$32,509,904	$25,359,469	$23,557,629

	December 31, 2011
Income/(Loss)	ELSM	EDM	GTTM

Net realized gain/(loss) on Investees	$7,034,368	$33,204,106	$8,817,315
Net change in unrealized gain/(loss) on Investees	(24,204,540)	(45,853,139)	(5,982,281)
Investment income	3,216	2,474	3,130
Expenses	(2,224,835)	(2,298,264)	(4,012,246)

Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

Statement of Cash Flows

For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the statements of cash flows are summarized as follows:

	December 31, 2013
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$54,274,867	$34,512,963	$14,372,466
Net change in investments in Investees and affiliated Investees	(3,575,718)	(10,467,159)	40,136,846
Net change in operating assets and liabilities	(14,703,348)	2,257,181	13,608,712

Net cash provided by/(used in) operating activities	35,995,801	26,302,985	68,118,024

Cash flows from financing activities
Net subscriptions/(redemptions)	(49,787,289)	(41,705,064)	(47,599,949)
Proceeds/(repayments) from loan	15,260,000	—	(12,000,000)

Net cash provided by/(used in) financing activities	(34,527,289)	(41,705,064)	(59,599,949)

Net change in cash and cash equivalents	1,468,512	(15,402,079)	8,518,075
Cash and cash equivalents at beginning of year	1,876,062	24,595,019	1,635,585

Cash and cash equivalents at end of year	$3,344,574	$9,192,940	$10,153,660

	December 31, 2012
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$32,509,904	$25,359,469	$23,557,629
Net change in investments in Investees and affiliated Investees	77,980,681	45,878,408	(46,481,010)
Net change in operating assets and liabilities	3,671,986	6,093,907	(2,198,281)

Net cash provided by/(used in) operating activities	114,162,571	77,331,784	(25,121,662)

Cash flows from financing activities
Net subscriptions/(redemptions)	(97,170,234)	(63,740,049)	3,553,254
Proceeds/(repayments) from loan	(17,500,000)	—	12,000,000

Net cash provided by/(used in) financing activities	(114,670,234)	(63,740,049)	15,553,254

Net change in cash and cash equivalents	(507,663)	13,591,735	(9,568,408)
Cash and cash equivalents at beginning of year	2,383,725	11,003,284	11,203,993

Cash and cash equivalents at end of year	$1,876,062	$24,595,019	$1,635,585

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

	December 31, 2011
	ELSM	EDM	GTTM
Cash flows from operating activities
Net income/(loss) from operations	$(19,391,791)	$(14,944,823)	$(1,174,082)
Net change in investments in Investees and affiliated Investees	44,621,720	59,348,063	(93,547,186)
Net change in operating assets and liabilities	(19,049,164)	(3,363,289)	(2,166,866)

Net cash provided by/(used in) operating activities	6,180,765	41,039,951	(96,888,134)

Cash flows from financing activities
Net subscriptions/(redemptions)	(54,217,124)	(38,855,877)	95,088,571
Proceeds/(repayments) from loan	14,400,000	—	—

Net cash provided by/(used in) financing activities	(39,817,124)	(38,855,877)	95,088,571

Net change in cash and cash equivalents	(33,636,359)	2,184,074	(1,799,563)
Cash and cash equivalents at beginning of year	36,020,084	8,819,210	13,003,556

Cash and cash equivalents at end of year	$2,383,725	$11,003,284	$11,203,993

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

Condensed Schedules of Investments

The condensed schedules of investments as of December 31, 2013 and December 31, 2012, are as follows:

ELSM — December 31, 2013

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Diversified
Addison Clark Fund, L.P.	$20,310,822	5.22%
AKO Partners, L.P.	22,724,609	5.84
Broadway Gate Onshore Fund, L.P.	28,135,653	7.23
Canute Onshore, LLC (invested in Viking Global Equities LP)(1)	43,777,753	11.25
Eminence Partners, L.P.	21,155,790	5.44
PFM Diversified Fund, L.P.	34,839,774	8.96
Soroban Fund LLC	28,490,772	7.33
Other	119,422,492	30.70

Total Diversified (cost $253,401,714)	318,857,665	81.97

Equity Market Neutral (cost $678,298)	1,133,722	0.29

Growth
Brookside Capital Partners Fund II, L.P.	22,049,187	5.67

Total Growth (cost $20,714,129)	22,049,187	5.67

Healthcare (cost $12,000,000)	12,891,409	3.31

Multi-Strategy (cost $932,993)	632,874	0.16

Value
Tramontana Point LP	20,761,811	5.34
Other	6,842,269	1.76

Total Value (cost $23,225,401)	27,604,080	7.10

Total Investments in Advisor Funds (cost $310,952,535)	$383,168,937	98.50%

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

EDM — December 31, 2013

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Brigade Leveraged Capital Structures Fund LP	$19,073,150	6.59%
Claren Road Credit Partners, L.P.	21,118,259	7.30
Venor Capital Partners LP	19,854,220	6.86
Other	12,153,168	4.20

Total Credit Opportunities — Distressed Securities (cost $60,697,470)	72,198,797	24.95

Credit Relative Value (cost $13,000,000)	12,805,052	4.42

Multi-Strategy
Empyrean Capital Fund, LP	15,092,483	5.22
Halcyon Partners L.P.	23,759,881	8.21
Manikay Master Fund, LP	19,330,967	6.68
Manikay Onshore Fund, LP	4,645,791	1.61
Orange Capital Domestic I, LP	19,893,543	6.87
OZ Domestic Partners II, L.P.	24,883,873	8.60
RP Partners Fund LLC (invested in Perry Partners, L.P.)(1)	24,370,577	8.42
Taconic Capital Partners 1.5 L.P.	23,573,810	8.15
Other	20,825,499	7.19

Total Multi-Strategy (cost $124,386,986)	176,376,424	60.95

Value with a Catalyst
JANA Partners Qualified, L.P.	22,494,987	7.77

Total Value with a Catalyst (cost $15,532,232)	22,494,987	7.77

Total Investments in Advisor Funds (cost $213,616,688)	$283,875,260	98.09%

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

GTTM — December 31, 2013

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value (cost $27,500,000)	$29,853,028	6.44%

Global Macro
BH Fund Onshore LLC (invested in Brevan Howard, L.P.)(1)	36,760,291	7.92
Bridgewater Pure Alpha Fund II, LLC	27,185,286	5.86
D.E. Shaw Heliant Fund, LLC	15,793,610	3.40
D.E. Shaw Oculus Fund, LLC	26,918,739	5.80
DeWorde Onshore LLC (invested in Caxton Global Investments (USA) LLC)(1)	27,914,196	6.02
Dymon Asia Currency Value Fund	5,724,405	1.23
Dymon Asia Macro (US) Fund	22,312,020	4.81
Moore Macro Managers Fund, LP	12,384,075	2.67
Remington Investment Strategies LP	22,492,086	4.85
Sherwood Fund LLC (invested in The Tudor BVI Global Fund L.P.)(1)	38,906,239	8.39
Other	84,172,466	18.14

Total Global Macro (cost $243,924,991)	320,563,413	69.09

Managed Futures
Tactical Trading Managers (Managed Futures) LLC(1)	89,507,390	19.29
Other	33,154,252	7.15

Total Managed Futures (cost $120,319,190)	122,661,642	26.44

Multi-Strategy (cost $16,000,000)	17,311,745	3.73

Total Investments in Advisor Funds (cost $407,744,181)	$490,389,828	105.70%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

The type and industry for each Advisor Fund is categorized as hedge fund investment.

The Advisor Funds are primarily domiciled in the United States of America.

Information about the underlying investments of Advisor Funds other than affiliated Advisor Funds is generally not available at December 31, 2013.

For all the investments in Advisor Funds that represent more than 5% of the Significant Investees net assets at December 31, 2013, the redemption periods ranged from monthly to semi-annually and there are no restrictions such as lock-ups or suspended redemptions in place. Additionally, certain Advisor Funds had notified the Significant Investees of certain restrictions on liquidity such as side pocket investments.

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

ELSM — December 31, 2012

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

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

EDM — December 31, 2012

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Credit Opportunities — Distressed Securities
Brigade Leveraged Capital Structures Fund LP	$18,938,667	6.63%
Claren Road Credit Partners, L.P.	21,488,997	7.52
Venor Capital Partners LP	16,876,649	5.91
Other	10,869,645	3.81

Total Credit Opportunities — Distressed Securities (cost $60,938,535)	68,173,958	23.87

Credit Relative Value (cost $8,500,000)	8,491,500	2.97

Multi-Strategy
Halcyon Partners L.P.	22,617,763	7.92
Manikay Master Fund, LP	16,760,267	5.87
Manikay Onshore Fund, LP	7,020,862	2.46
Orange Capital Domestic I, LP	15,242,161	5.34
OZ Domestic Partners II, L.P.	23,493,544	8.22
RP Partners Fund LLC (invested in Perry Partners, L.P.)(1)	24,152,692	8.46
Taconic Capital Partners 1.5 L.P.	20,645,862	7.23
Other	44,353,722	15.53

Total Multi-Strategy (cost $135,468,609)	174,286,873	61.03

Value with a Catalyst
JANA Partners Qualified, L.P.	22,455,770	7.86

Total Value with a Catalyst (cost $18,421,968)	22,455,770	7.86

Total Investments in Advisor Funds (cost $223,329,112)	$273,408,101	95.73%

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

GTTM — December 31, 2012

Advisor Funds by Investment Strategy	Fair Value	% of Net Assets
Fixed Income Relative Value (cost $27,500,000)	$29,507,640	5.68%

Global Macro
BH Fund Onshore LLC (invested in Brevan Howard, L.P.)(1)	35,810,001	6.90
D.E. Shaw Heliant Fund, LLC	15,769,938	3.04
D.E. Shaw Oculus Fund, LLC	28,865,201	5.56
DeWorde Onshore LLC (invested in Caxton Global Investments (USA) LLC)(1)	45,940,227	8.85
Dymon Asia Currency Value Fund	5,478,120	1.06
Dymon Asia Macro (US) Fund	21,130,612	4.07
Moore Macro Managers Fund, LP	10,913,701	2.10
Remington Investment Strategies LP	19,336,364	3.72
Sherwood Fund LLC (invested in The Tudor BVI Global Fund L.P.)(1)	31,066,298	5.98
Other	146,728,654	28.27

Total Global Macro (cost $303,797,060)	361,039,116	69.55

Managed Futures
Tactical Trading Managers (Managed Futures) LLC(1)	88,996,626	17.15
Other	32,251,556	6.21

Total Managed Futures (cost $116,298,890)	121,248,182	23.36

Multi-Strategy (cost $16,000,000)	18,731,736	3.61

Total Investments in Advisor Funds (cost $463,595,950)	$530,526,674	102.20%

(1)	Advisor Fund is affiliated with the Significant Investee and the Company.

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

See “Note 3 — Investments in affiliated Investees” for investment objectives of the Significant Investees.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

Fair Value Hierarchy

The following tables summarize by level within the fair value hierarchy each Significant Investee’s investments at fair value as of December 31, 2013 and December 31, 2012:

	December 31, 2013
Assets	Level 1	Level 2	Level 3	Total

ELSM	$—	$361,657,844	$21,511,093	$383,168,937
EDM	$—	$276,539,420	$7,335,840	$283,875,260
GTTM	$—	$489,670,883	$718,945	$490,389,828

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total

ELSM	$—	$373,290,363	$6,302,856	$379,593,219
EDM	$—	$262,514,488	$10,893,613	$273,408,101
GTTM	$—	$528,476,280	$2,050,394	$530,526,674

See “Note 4 — Fair Value Measurements” for disclosures regarding the fair value hierarchy.

Liquidity

As of December 31, 2013 and December 31, 2012, certain of the Advisor Funds of the Significant Investees were considered illiquid due to restrictions such as side pocket investments or suspended redemptions implemented by the Advisors of such Advisor Funds. The Significant Investees have not imposed any liquidity restrictions on the Company. The following represents the approximate percentage of the net assets of the Significant Investees that were considered illiquid.

	2013	2012
ELSM	1%	2%
EDM	2%	4%
GTTM	0%	0%

See “Note 6 — Risk Management — Liquidity risk” for disclosures regarding illiquidity related to the Significant Investees.

Each of the Significant Investees maintains a borrowing facility with a financial institution in order to meet liquidity needs. At December 31, 2013 and December 31, 2012, ELSM had borrowings outstanding of $15,260,000 and $0, respectively. At December 31, 2013 and December 31, 2012, EDM had no borrowings outstanding. At December 31, 2013 and December 31, 2012, GTTM had borrowings outstanding of $0 and $12,000,000, respectively.

Risk Management

See “Note 6 — Risk Management” for information on risk information associated with the Significant Investees.

Advisor Funds’ Management Fees and Incentive Allocations/Fees

See “Note 3 — Investments in affiliated Investees” for information on the contractual weighted average Advisor Funds’ management fee and incentive allocation/fee rates at the Significant Investee level.

HEDGE FUND MANAGERS (DIVERSIFIED) LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 12 – Significant Investees

Financial Highlights

The financial highlights for the Significant Investees for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 are summarized as follows:

	December 31, 2013
	ELSM	EDM	GTTM
Ratios to average net assets(1)
Expenses	0.29%	0.28%	0.25%

Net investment income/(loss)	(0.29)%	(0.28)%	(0.25)%

Total return(2)	14.89%	12.88%	3.69%

	December 31, 2012
	ELSM	EDM	GTTM
Ratios to average net assets(1)
Expenses	0.27%	0.30%	0.28%

Net investment income/(loss)	(0.27)%	(0.30)%	(0.27)%

Total return(2)	7.88%	8.63%	5.64%

	December 31, 2011
	ELSM	EDM	GTTM
Ratios to average net assets(1)
Expenses	0.28%	0.31%	0.30%

Net investment income/(loss)	(0.28)%	(0.31)%	(0.30)%

Total return(2)	(3.72)%	(3.70)%	0.63%

(1)

The ratios to average net assets are based on expenses and net investment income/(loss) of Class C Series 1 units for ELSM, EDM and GTTM. The ratios to average net assets calculated above do not include each Significant Investees’ proportionate share of the net investment income/(loss) and expenses of their investments.

(2)

The total returns are based on the performance of Class C Series 1 units for ELSM, EDM, and GTTM. No management fee or incentive allocation was charged by the managing member of the Significant Investees with respect to the Company’s investment in any of the Significant Investees.

Note 13 – Subsequent Events

The Managing Member evaluated activity of the Company through March 26, 2014, the date the financial statements were available to be issued, and effective January 1, 2014 Class A Series 45, Series 46, Series 47, Series 49, Series 50, Series 51, Series 73, Series 93, Series 94, Series 95, Series 96, Series 117 and Series 120 units were converted into Class A Series 1 units, as provided for in the Company’s limited liability company agreement.

The Company expects to have fewer than 300 Members as of April 1, 2014 and accordingly expects to de-register at such time.